Form 10-Q
period 1995-03-31
FIRSTBANK CORP
filed 1995-05-15
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995.

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

Commission file number:  0-14209

                             FIRSTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


           Michigan                                    38-2633910
           (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)           Identification
                                                       Number)

     311 Woodworth Avenue, Alma, Michigan                48801
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (517) 463-3131

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock . . . 1,468,980 shares outstanding as of March 31, 1995.

(Less 11,010 unallocated ESOP shares).








                           -1-
                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated balance sheets (unaudited) . . . . March 31, 1995,
    and December 31, 1994.                                             page 3
  Consolidated statements of income (unaudited) . . . . three months
    ended March 31, 1995, and March 31, 1994.                          page 4
  Consolidated statements of changes in shareholders' equity
    (unaudited)                                                        page 5
  Consolidated statements of cash flows (unaudited) .  .  . three
    months ended March 31, 1995, and March 31, 1994.                   page 6
  Notes to consolidated financial statements . . . March 31, 1995      page 7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.                                           page 11


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           page 14

Item 6.  Exhibits and Reports on Form 8-K                              page 14


SIGNATURES                                                             page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                  page 16




















                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             FIRSTBANK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
                                     (UNAUDITED)
                                               March 31,     December 31,
                                                1995            1994
ASSETS
Cash and due from banks                     $ 11,531,457   $ 15,527,861
Short term investments                         4,781,000        331,000
  Total cash and cash equivalents             16,312,457     15,858,861

Securities available for sale                 21,693,987     25,234,530
Securities held to maturity (fair value       36,464,033     37,998,951
  $37,238,039 in 1995, $37,928,730 in
  1994)
Loans
  Loans held for sale                            579,200      2,992,194
  Commercial                                 104,246,038     99,306,532
  Real estate mortgage, portfolio             73,806,958     70,767,698
  Consumer                                    52,145,292     50,324,264

            Total loans                      230,777,488    223,390,688
  Less allowance for loan losses             (4,441,000)    (4,100,000)
            Net loans                        226,336,488    219,290,688

Premises and equipment, net                    4,996,571      4,851,612
Accrued interest receivable                    1,968,837      1,697,252
Other assets                                   5,416,139      4,790,108
            TOTAL ASSETS                    $313,188,512   $309,722,002

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts              $ 32,389,870    $36,113,926
  Interest bearing accounts:
    Demand                                    60,654,231     60,317,875
    Savings                                   54,013,499     54,368,810
    Time                                     127,706,952    116,092,944
            Total deposits                   274,764,552    266,893,555

Securities sold under agreements to
  repurchase and overnight borrowings          8,434,756     14,143,470
Accrued interest and other liabilities         3,366,941      3,088,964
            Total liabilities                286,566,249    284,125,989



SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
  shares authorized, none issued

Common stock; 2,500,000 shares authorized,
  1,468,980 shares issued and outstanding
  in 1995 and 1994                            19,540,938     19,540,938
Retained earnings                              7,283,792      6,550,164
Unrealized gain (loss) on available for
  sale securities                                (83,355)      (336,272)
Less 11,010 unallocated ESOP shares
  (14,680 in 1994)                              (119,112)      (158,817)
            Total shareholders' equity        26,622,263     25,596,013
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $313,188,512   $309,722,002


See notes to consolidated financial statements




































                             FIRSTBANK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                              Three months ended March 31,
                                                   1995          1994
Interest income:
 Interest and fees on loans                    $ 5,315,471    $ 3,803,595
 Securities
   Available for sale - Taxable                    359,311        179,332
   Available for sale - Exempt from federal
     income tax                                     22,189          4,713
   Held to maturity - Taxable                      153,525        160,816
   Held to maturity - Exempt from federal
     income tax                                    369,906        378,874
 Short term investments                             10,139         26,446
           Total interest income                 6,230,541      4,553,776
 Interest expense:
   Deposits                                      2,362,234      1,644,888
   Notes payable and other                         143,082         69,384
           Total interest expense                2,505,316      1,714,272
           Net interest income                   3,725,225      2,839,504
 Provision for loan losses                         340,000        138,000
           Net interest income after
           provision for loan losses             3,385,225      2,701,504
 Noninterest income:
   Deposit account fees                            224,471        180,497
   Gain of sale of mortgage loans                   62,527        234,321
   Trust fees                                       49,684         40,620
   Gain on sale of securities                        8,478         40,101
   Other                                           229,682        164,797
           Total noninterest  income               574,842        660,336
 Noninterest expense:
   Salaries and employee benefits                1,363,451      1,161,451
   Occupancy                                       338,301        339,652
   FDIC Insurance premium                          141,751        121,790
   Michigan Single Business Tax                     73,000         61,700
   Other                                           765,590        590,199
           Total noninterest expense             2,682,093     2,274,7924

 Income before federal income taxes              1,277,974      1,087,048
 Federal income taxes                              324,000        251,000

           NET INCOME                          $   953,974    $   836,048
 PER SHARE
           NET INCOME                          $      0.66    $      0.58

           DIVIDENDS                           $      0.15    $      0.14

See notes to consolidated financial statements.

                                          FIRSTBANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (UNAUDITED)
                                                             Net unrealized
                                                              appreciation    Unallocated
                                       Common      Retained  (depreciation)      ESOP
                                        Stock      Earnings   on available      Shares
        (in thousands)                                          for sale                  TOTAL
                                                               securities
BALANCES AT DECEMBER 31,
1993                                 $18,089,191  $ 5,638,811   $ 78,194   ($308,817)  $23,806,196
 Cash Dividends - $.57 per share                     (840,233)              (840,233)
 5% stock dividend - 69,624 shares     1,462,104   (1,469,310)                              (7,206)
 Issuance of 28 shares of
   common stock                              518                                               518
 Allocation of 13,864 ESOP shares                                            150,000       150,000
 Forfeiture of restricted stock          (10,875)                            (10,875)
 Net change in unrealized
   appreciation (depreciation) on
   available for sale securities                                (414,466)                 (414,466)
 Net income for 1994                                3,220,896                            3,220,896
BALANCES AT DECEMBER 31, 1994         19,540,938    6,550,164   (336,272)   (158,817)   25,596,013
  Cash dividends - $.15 per share                    (220,346)                            (220,346)
  Allocation of 3,670 ESOP shares                                             39,705             0
  Net change in unrealized
   appreciation (depreciation) on
   available for sale securities                                 252,917                   252,917
 Net income year to date                              953,974                              953,974
BALANCES AT MARCH 31, 1995           $19,540,938  $ 7,283,792   ($83,355)  ($119,112)  $26,622,263





















                             FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                                              Three months ended March 31,
                                                   1995          1994
OPERATING ACTIVITIES
 Net income                                    $   953,974    $   836,048
 Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for loan losses                       340,000        138,000
   Depreciation of premises and equipment          129,853        148,097
   Net amortization of security premiums/
     discounts                                      60,665        248,489
   Gain on sale of securities                       (8,478)       (40,101)
   Allocation of common stock to ESOP
     participants                                   39,705         37,500
   Amortization of goodwill and other
     intangibles                                    64,186         44,701
   Gain on sale of mortgage loans                  (62,527)      (234,321)
   Proceeds from sales of mortgage loans         6,460,587     19,270,857
   Loans originated for sale                    (3,985,066)   (19,036,536)
   Increase in accrued interest
     receivable and other assets                (1,091,991)      (395,890)
   Increase in accrued interest payable
     and other liabilities                         277,977        441,583
     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                  3,178,885      1,458,427

INVESTING ACTIVITIES
 Proceeds from sale of securities
   available for sale                            4,070,876      2,622,421
 Proceeds from maturities of securities
   available for sale                              358,959      3,030,393
 Proceeds from maturities of securities
   held to maturity                              2,737,870      3,832,958
 Purchases of securities available for sale     (1,016,719)    (2,630,764)
 Purchases of securities held to maturity         (744,606)    (1,201,254)
 Net decrease (increase) in portfolio loans     (9,798,794)     1,337,763
 Net purchases of premises and equipment          (274,812)      (134,486)
   NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                         (4,667,226)     6,857,031

FINANCING ACTIVITIES
 Net increase (decrease) in deposits             7,870,997       (505,694)
 Decrease in securities sold under
   agreements to repurchase and other short
   term borrowings                              (5,708,714)    (3,630,330)


                                          -7-
 Cash dividends                                   (220,346)      (210,451)
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                       1,941,937     (4,346,475)

      INCREASE IN CASH AND CASH EQUIVALENTS        453,596      3,968,983
Cash and cash equivalents at beginning of
 period                                         15,858,861     11,411,977
      CASH AND CASH EQUIVALENTS AT END OF
       PERIOD                                  $16,312,457    $15,380,960

Supplemental Disclosure
 Interest Paid                                 $ 2,351,287    $ 1,675,183
 Income Taxes Paid                                    NONE           NONE

See notes to consolidated financial statements.






































                             FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares) for each period, 1,455,523 in 1995 and 1,442,460 in 1994.


NOTE B - SECURITIES

Individual securities held in the security portfolio are classified as either securities available for sale or securities held to maturity. Available for sale securities consist of bonds and notes not classified as held to maturity. Such securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternate investments, liquidity needs or other factors. As required by SFAS 115, securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of Shareholders' Equity until realized.

Securities held to maturity are comprised of bonds and notes for which the Banks have the positive intent and ability to hold until maturity or payoff. Held to maturity securities are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the level yield method over the period to call or maturity, whichever is earlier.


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in

                           -9-
extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments which are predominately at variable rates, were approximately $37,890,000 and $39,110,000 at March 31, 1995, and December 31, 1994, respectively.


NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

          (Dollars in thousands)                3/31/95   12/31/94
         Nonperforming loans:
            Nonaccrual loans                     $  167    $  120
            Loans 90 days or more past due          101       264
            Renegotiated loans                      204       213

                   Total nonperforming loans     $  472    $  597

         Property from defaulted loans           $   67    $   86

         Nonperforming loans as a percent of:
            Total loans                             .20%      .27%

            Allowance for loan losses                11%       15%

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                               Three       Three       Twelve
                                               months      months      months
                                               ended       ended       ended
                                                     (Dollars in thousands)
                                               3/31/95     3/31/94     12/31/94
   Balance at beginning of period              $   4,100  $   3,254    $  3,254

   Charge-offs                                        97         61         499
   Recoveries                                         98         88         345

        Net charge-offs (recoveries)                 <1>        <27>        154
        Additions to allowance for
          loan losses                                340         138      1,000


                                          -10-
        Balance at end of period               $   4,441  $   3,419    $  4,100

Average loans outstanding
   during the period                           $ 226,985  $ 177,140    $191,782

Loans outstanding at end of period             $ 230,777  $ 177,083    $223,391

Allowance as a percent of:
   Total loans at end of period                     1.92%      1.93%       1.84%

   Nonperforming loans at end of period              941%       812%        687%

Net charge-offs (recoveries) as a percent of:
   Average loans outstanding                         .00%     <.02>%        .08%

   Average Allowance for loan losses               <.02>%      <.8>%       3.76%



NOTE E - RECLASSIFICATION

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


NOTE F - ACCOUNTING STANDARDS

In May, 1993, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statements 114, Accounting By Creditors for Impairment of a Loan, (SFAS #114). The Corporation adopted SFAS #114 as of January 1, 1995, and its adoption has had no material impact on the company's financial position or results of operations.





















                           -11-


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank, and 1st Bank at March 31, 1995.

Financial Condition

The Corporation's assets showed a slight increase of 1% or $3.5 million during the first quarter of 1995. The $7.4 million increase in loans was funded to a great extent by a decrease of $5.1 million of investment securities. The proceeds from the calls and maturities of both available for sale and held to maturity securities of $2.9 million along with the sales of available for sale securities of $4.1 million were used to fund loans. Purchases of securities totalling $1.7 million were primarily used to secure an earnings spread for a large, short-term deposit.

All classes of portfolio loans experienced strong growth during the three month period ending March 31, 1995. With the opening of three new branches during the last quarter of 1994, loan demand in those new areas of operation has contributed to total outstanding loans. Several areas of the bank's operations are located in rapidly growing markets. Economic expansion in those areas has also led to loan growth.

Loans held for sale decreased $2.4 million or 81% from December 31, 1994, to March 31, 1995, as loan sales exceeded origination. There were no transfer of loans from held for sale to portfolio during the quarter. Interest rates remained steady during most of the first quarter of 1995 and therefore, mortgage activity was light. Late in the first quarter of 1995, long term bond rates began to show some decreases and mortgage activity has started to increase. While we do not expect to see the volumes of 1993 and early 1994, we do expect growth in mortgage activity during the next few months.

The allowance for loan losses increased $341,000 or 8% during the first quarter of 1995. Management continues to maintain the allowance for loan losses at the level considered appropriate to absorb losses inherent in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors. In evaluating these factors, management determined that there had been no significant change in the inherent losses in the portfolio; accordingly the allowance as a percentage of outstanding loans is approximately the same as at December 31, 1994.

Total deposits have decreased about 3% since the end of 1994. We typically see some deposit decrease during the first quarter of each year. In addition, we have experienced additional deposit run off from the




                           -12-
acquisition of three branches during the latter part of the fourth quarter of 1994. Our experience has been that we do not maintain all the deposits transferred to us in branch acquisitions.

Securities sold under agreements to repurchase have decreased $2.4 million since December 31, 1994, and Federal Fund borrowings have experienced a swing of $8 million. (At March 31, 1995, the Corporation was in a net sell position of overnight funds of $4.3 million as opposed to December 31, 1994, when the Corporation conducted a net buy of $3.7 million.)

Shareholders' equity posted a net increase of 4% or $1 million from the period December 31, 1994, to March 31, 1995. The components of this change are net income of $954,000, dividends of $220,000, stock transactions of $40,000, and an increase of $253,000 as a change in net unrealized loss on available for sale securities. The book value per share was $18.12 at March 31, 1995, compared to $17.60 at December 31, 1994.

The following table shows the Corporation's compliance with current regulatory requirements:

                                                       Tier 1  Risk-based
     (Dollars in thousands)                Leverage    Capital   Capital
Capital balances at March 31, 1995        $  24,656   $  24,656  $ 27,530
Required Regulatory Capital                  12,275       9,134    18,268
Capital in excess of regulatory minimums     12,381      15,522     9,262

Capital ratios at March 31, 1995              8.03%      10.80%     12.06%
Regulatory capital ratios -- "well
   capitalized" definition                    5.00%       6.00%     10.00%
Regulatory capital ratios -- minimum
   requirement                                4.00%       4.00%      8.00%


Results of Operations

Net income for the first three months of 1995 was $954,000 or 14% higher than the $836,000 earned in the first three months of 1994. Net interest income increased $886,000 to $3,725,000 over the comparable period last year. Management has successfully deployed the deposits acquired from the fourth quarter 1994 acquisitions into earning assets. In addition, two new branches were opened in early 1994. The deposits gathered in these communities have funded loans in those areas. During the first quarter of 1995, the loan to deposit ratio is 83% compared to 79% during the first quarter of 1994. For the first quarter of 1995, net interest margin has been at 5.49% compared to 5.10% for the three months ended March 31, 1994, and 5.60% for the last quarter of 1994.

With the rapid loan growth the Corporation has experienced, the provision for loan losses has also increased. The provision for loan losses for the


                           -13-
first quarter of 1995 was $340,000 compared to $138,000 for the corresponding period in 1994.

Total noninterest income at March 31, 1995, has decreased $85,000 or 13% when compared to the first three months of 1994. The primary factor in this decrease is a $172,000 reduction in gain on sale of mortgage loans. Only about 20% of the mortgage dollars sold during the first quarter in 1994 were sold during the same period in 1995. Deposit account fees increased $44,000 when compared to last year. With $26 million of purchased deposits in addition to $14.5 million of deposits from the two de novo branches opened in 1994, this increase is expected.

Total noninterest expense increased 18% or $407,000 when compared to the same period in 1994. The largest component of the increase is salaries and employee benefits which is 17% or $202,000 higher than the first quarter of 1994. The Corporation is operating four additional branches when compared to the first quarter of 1994. Even with the new facilities, occupancy expense declined slightly because the Corporation's data processing equipment was fully depreciated for book purposes by the end of 1994.

Net income per share has increased $.08 a share to $.66 for the first three months of 1995 as compared to $.58 per share for the first quarter of 1994.

Pending regulatory approval, the Corporation expects to acquire approximately $11 million in deposit liabilities as the result of the acquisitions of a thrift branch in Mt. Pleasant, Michigan. The transaction is expected to be completed late in the second quarter.



























                           -14-

PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders
          The registrant's annual meeting of shareholders was held on April 24, 1995. At that meeting, the only matters acted upon were the election of directors and procedural matters.

                                                  VOTES CAST

                                            For               Withheld
          Election of Directors
          All nominees for director
             were elected:

          William E. Goggin              1,155,754.8870     25,565.4091
          Charles W. Jennings            1,169,772.2276     11,548.0685

The terms of office of the following directors continued after the meeting:

          Edward B. Grant
          Phillip G. Peasley
          John McCormack
          David D. Roslund


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

          NONE















                           -15-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:  May 10, 1995                \s\ John A. McCormack
                                   John A. McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:  May 10, 1995                \s\ Mary D. Deci
                                   Mary D. Deci
                                   Vice President and Controller
                                   (Principal Accounting Officer)






























                           -16-
                                                     Commission File No. 0-14209



                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549














                                     EXHIBIT
                                        TO
                                    FORM 10-Q



                            For the quarterly period
                              ended March 31, 1995












                              Firstbank Corporation
                              311 Woodworth Avenue
                              Alma, Michigan 48801













                                  EXHIBIT INDEX

Exhibit
Number                              Document

  27                         Financial Data Schedule