Form 10-Q
period 1995-06-30
FIRSTBANK CORP
filed 1995-08-10
CIK 778972

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 1995.

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from ______ to _______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock . . . 1,469,017 shares outstanding as of June 30, 1995. (Less 8,563 unallocated ESOP shares).

                                     INDEX


PART I.                         FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated balance sheets (unaudited) . . . . June 30, 1995, and
                  December 31, 1994.                                                                       page  3
           Consolidated statements of income (unaudited) . . . . three months ended
                  June 30, 1995, and June 30, 1994.                                                        page  4
           Consolidated statements of income (unaudited) . . . . six months ended
                  June 30, 1995, and June 30, 1994.                                                        page  5
           Consolidated statements of changes in shareholders' equity (unaudited)                          page  6
           Consolidated statements of cash flows (unaudited) .  .  . six months
                  ended June 30, 1995, and June 30, 1994.                                                  page  7
           Notes to consolidated financial statements . . . . June 30, 1995                                page  8-11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.                                                                                  page  12-14


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                page  15


SIGNATURES


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                                                      page  17


                             FIRSTBANK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)


                                                                           June 30,     December 31,
                                                                             1995           1994
                                                                          -----------   -----------
ASSETS
Cash and due from banks                                                  $ 15,303,135  $ 15,152,634
Short term investments                                                     16,468,602       706,227
                                                                          -----------   -----------
                     Total cash and cash equivalents                       31,771,737    15,858,861
Securities available for sale                                              21,464,706    25,234,530
Securities held to maturity (fair value $31,051,633                        29,269,553    37,998,951
 in 1995, $38,221,094 in 1994)
Loans
 Loans held for sale                                                        2,547,154     2,992,194
 Portfolio loans
  Commercial                                                              108,821,720    99,306,532
  Real estate mortgage                                                     79,163,158    70,767,698
  Consumer                                                                 54,784,322    50,324,264
                                                                          -----------   -----------
                                           Total loans                    245,316,354   223,390,688
Less allowance for loan losses                                             (4,450,000)   (4,100,000)
                                                                          -----------   -----------
                                             Net loans                    240,866,354   219,290,688
Premises and equipment, net                                                 5,802,928     4,851,612
Accrued interest receivable                                                 1,773,692     1,697,252
Other assets                                                                6,009,004     4,790,108
                                                                          -----------   -----------
                                          TOTAL ASSETS                   $336,957,974  $309,722,002
                                                                         ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts                                             $ 39,050,688  $ 36,113,926
Interest bearing accounts:
 Demand                                                                    60,495,168    60,317,875
 Savings                                                                   53,292,953    54,368,810
 Time                                                                     143,600,631   116,092,944
                                                                          -----------   -----------
                                        Total deposits                    296,439,440   266,893,555
Securities sold under agreements to
 repurchase and overnight borrowings                                        9,235,984    14,143,470
Accrued interest and other liabilities                                      3,773,378     3,088,964
                                                                          -----------   -----------
                                      Total liabilities                   309,448,802   284,125,989

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
 shares authorized, none issued
Common stock; 2,500,000 shares authorized,
 1,469,017 shares issued and outstanding
 (1,468,980 in December 1994)                                              19,541,624    19,540,938
Retained earnings                                                           7,969,214     6,550,164
Unrealized gain (loss) on available for sale securities                        77,741      (336,272)
Less 8,563 unallocated ESOP shares
  (14,680 in December 1994)                                                   (79,407)     (158,817)
                                                                         ------------  ------------
         Total shareholders' equity                                        27,509,172    25,596,013
                                                                         ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $336,957,974  $309,722,002
                                                                         ============  ============

                             FIRSTBANK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                               Three months ended
                                                    June 30,
                                                1995        1994
                                            ----------    ----------
Interest income:
Interest and fees on loans                  $5,776,038    $4,112,257
Securities
 Available for sale - Taxable                  341,429       146,964
 Available for sale - Exempt from
   federal income tax                           22,228        14,716
 Held to maturity - Taxable                    119,469       159,204
 Held to maturity - Exempt from
   federal income tax                          363,258       379,692
Short term investments                         106,067        71,615
                                            ----------    ----------
                     Total interest income   6,728,489     4,884,448


Interest expense:
Deposits                                     2,755,641     1,695,546
Notes payable and other                        137,808        51,482
                                            ----------    ----------
                    Total interest expense   2,893,449     1,747,028
                                            ----------    ----------
                       Net interest income   3,835,040     3,137,420

Provision for loan losses                      230,000       298,000
                                            ----------    ----------

                 Net interest income after
                 provision for loan losses   3,605,040     2,839,420

Noninterest income:
 Deposit account fees                          235,841       196,840
 Gain on sale of mortgage loans                 54,055        78,119
 Trust fees                                     53,947        43,918
 Gain on sale of securities                     15,604          (287)
 Other                                         243,854       268,111
                                            ----------    ----------
                  Total noninterest income     603,301       586,701

Noninterest expense:
Salaries and employee benefits               1,551,360     1,243,671
Occupancy                                      385,772       356,337
FDIC Insurance premium                         141,751       121,791
Michigan Single Business Tax                    72,400        62,300
Other                                          806,133       658,025
                                            ----------    ----------
                 Total noninterest expense   2,957,416     2,442,124


Income before federal income taxes           1,250,925       983,997
Federal income taxes                           301,000       180,000
                                            ----------    ----------
                        NET INCOME          $  949,925    $  803,997
                                            ==========    ==========

        PER SHARE


                        NET INCOME               $0.65         $0.55
                                            ==========    ==========



                         DIVIDENDS               $0.18         $0.14
                                            ==========    ==========

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                          Six months ended
                                                              June 30,
                                                          1995          1994
                                                         ----------   ----------
  Interest income:
   Interest and fees on loans                           $11,091,509    $7,915,852
   Securities
     Available for sale - Taxable                           700,740       326,296
     Available for sale - Exempt
       from federal income tax                               44,417        19,429
     Held to maturity - Taxable                             272,994       320,020
     Held to maturity - Exempt from
       federal income tax                                   733,164       758,566
   Short term investments                                   116,206        98,853
                                                        -----------    ----------
                  Total interest income                  12,959,030     9,439,016

   Interest expense:
   Deposits                                               5,117,875     3,340,434
   Notes payable and other                                  280,890       120,866
                                                        -----------    ----------
                 Total interest expense                   5,398,765     3,461,300
                                                        -----------    ----------
                    Net interest income                   7,560,265     5,977,716
   Provision for loan losses                                570,000       436,000
                                                        -----------    ----------
              Net interest income after
              provision for loan losses                   6,990,265     5,541,716

  Noninterest income:
   Deposit account fees                                     460,312       377,337
   Gain of sale of mortgage loans                           116,582       312,440
   Trust fees                                               103,631        84,538
   Gain on sale of securities                                24,082        39,814
   Other                                                    473,536       432,116
                                                        -----------    ----------
              Total  noninterest income                   1,178,143     1,246,245

  Noninterest expense:
   Salaries and employee benefits                         2,914,811     2,405,122
   Occupancy                                                724,073       695,989
   FDIC Insurance premium                                   283,502       243,581
   Michigan Single Business Tax                             145,400       124,000
   Other                                                  1,571,723     1,248,224
                                                        -----------    ----------
              Total noninterest expense                   5,639,509     4,716,916

  Income before federal income taxes                      2,528,899     2,071,045
  Federal income taxes                                      625,000       431,000
                                                        -----------    ----------
                       NET INCOME                       $ 1,903,899    $1,640,045
                                                        ===========    ==========

      PER SHARE
                       NET INCOME                             $1.31         $1.13
                                                        ===========    ==========

                        DIVIDENDS                             $0.33         $0.29
                                                        ===========    ==========

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                     Net unrealized
                                                                      appreciation
                                                                     (depreciation)
                                                                      on available  Unallocated
                                           Common          Retained    for sale       ESOP
                                            Stock          Earnings    securities    Shares           TOTAL
                                          -----------     ----------   ----------  ----------      -----------
BALANCES AT DECEMBER 31, 1993             $18,089,191     $5,638,811    $78,194    ($308,817)      $23,497,379
 Cash Dividends  - $.57 per share                           (840,233)                                 (840,233)
 5% stock dividend - 69,624 shares          1,462,104     (1,469,310)                                   (7,206)
 Issuance of 28 shares of common stock            518                                                      518
 Allocation of 13,864 ESOP shares                                                    150,000           150,000
 Forfeiture of restricted stock               (10,875)                                                 (10,875)
 Net change in unrealized appreciation
  (depreciation) on available for sale
  securities                                                           (414,466)                      (414,466)
Net income for 1994                                        3,220,896                                 3,220,896
                                          -----------     ----------   ---------   ----------      -----------
BALANCES AT DECEMBER 31, 1994              19,540,938      6,550,164   (336,272)    (158,817)       25,596,013
Cash dividends - $.33 per share                             (484,849)                                 (484,849)
Issuance of 33 shares of common stock             686                                                      686
Allocation of 7,340 ESOP shares                                                       79,410            79,410
Net change in unrealized appreciation
 (depreciation) on available for sale
 securities                                                             414,013                        414,013
Net income year to date                                    1,903,899                                 1,903,899
                                          -----------     ----------   --------    ----------      -----------
BALANCES AT  JUNE 30, 1995                $19,541,624     $7,969,214    $77,741     ($79,407)      $27,509,172
                                          ===========     ==========   ========    ==========      ===========


See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                       Six months ended
                                                           June 30,
                                                     1995               1994
                                                  -----------      -----------
OPERATING ACTIVITIES
  Net income                                      $ 1,903,899      $ 1,640,045
  Adjustments to reconcile net income to
   net cash provided by operating activities
   Provision for loan losses                          570,000          436,000
   Depreciation of premises and equipment             268,729          301,650
   Net amortization of security
     premiums/discounts                                94,927          415,723
   Gain on sale of securities                         (24,082)         (39,814)
   Allocation of common stock to ESOP
     participants                                      79,410           75,000
   Amortization of goodwill and other
     intangibles                                      123,176           89,402
   Gain on sale of mortgage loans                    (116,582)        (312,440)
   Proceeds from sales of mortgage loans           11,528,710       28,076,685
   Loans originated for sale                      (10,967,088)     (27,764,245)
   Increase in accrued interest
     receivable and other assets                   (1,631,690)        (706,877)
   Increase in accrued interest payable
     and other liabilities                            684,414          686,849
                                                  -----------      -----------
                  NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                     2,513,823        2,897,978


INVESTING ACTIVITIES
  Proceeds from sale of securities
   available for sale                               6,469,323        2,636,938
  Proceeds from maturities of securities
   available for sale                                 800,877        4,789,719
  Proceeds from maturities of securities
   held to maturity                                 7,546,693        8,759,842
  Purchases of securities
   available for sale                              (1,519,766)      (3,690,693)
  Purchases of securities
   held to maturity                                  (241,559)      (2,808,201)
  Net increase in portfolio loans                 (22,590,706)      (8,613,056)
  Net purchases of premises and equipment          (1,220,045)        (296,467)
                                                  -----------      -----------
                  NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES          (10,755,183)         778,082


FINANCING ACTIVITIES
  Net increase (decrease) in deposits              29,545,885        6,307,554
  Decrease in securities sold under agreements
   to repurchase and other short term borrowings   (4,907,486)      (5,501,782)
  Cash dividends                                     (484,849)        (420,429)
  Proceeds from issuance of common stock                  686
                                                  -----------      -----------
        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                24,154,236          385,343


                       INCREASE IN CASH AND CASH
                         EQUIVALENTS               15,912,876        4,061,403

Cash and cash equivalents at beginning of period   15,858,861       11,411,977
                                                  -----------      -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $31,771,737      $15,473,380
                                                  ===========      ===========
Supplemental Disclosure
  Interest Paid                                    $5,199,037       $3,487,740
  Income Taxes Paid                                  $685,000         $475,000


During 1995, the Corporation transferred $125,199 in securities held to maturity to securities available for sale.

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


          NOTE A - FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares) for each period, 1,457,378 in 1995 and 1,444,203 in 1994.


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

          During the second quarter of 1995, an affiliate bank transferred a bond with a carrying value of $125,000 from held to maturity to available for sale. The investment was downgraded to a grade below that which the institution considers investment quality. Subsequent to the transfer to the available for sale portfolio, the security was sold at a gain.

          NOTE C - LOAN COMMITMENTS

          Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments which are predominately at variable rates, were approximately $37,414,000 and $39,110,000 at June 30, 1995, and
          December 31, 1994, respectively.


          NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

          Nonperforming Loans and Assets

          The following table summarizes nonaccrual and past due loans at the dates indicated:

                    (Dollars in thousands)                 6/30/95  12/31/94
               -----------------------------------------   -------  --------
               Nonperforming loans:
                    Nonaccrual loans                        $ 37      $120
                    Loans 90 days or more past due           194       264
                    Renegotiated loans                       300       213
                                                           -----     -----

                              Total nonperforming loans     $531      $597
                                                           =====     =====

               Property from defaulted loans                $ 99      $ 86
                                                           =====     =====

               Nonperforming loans as a percent of:
                    Total loans                              .22%      .27%
                                                           =====     =====

                    Allowance for loan losses
                                                            11.9%     14.6%
                                                           =====     =====

          Analysis of the Allowance for Loan Losses

          The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                 Six           Six       Twelve
                                                                months        months    months
                                                                ended         ended     ended
               (Dollars in thousands)                           6/30/95      6/30/94   12/31/94
          -------------------------------------                 -------      -------   --------

               Balance at beginning of period                  $  4,100      $  3,254    $  3,254

               Charge-offs                                          509           235         499
               Recoveries                                           289           165         345
                                                               --------      --------    --------

                    Net charge-offs (recoveries)                    220            70         154
                    Additions to allowance for
                      loan losses                                   570           436       1,000
                                                               --------      --------    --------

                    Balance at end of period                   $  4,450      $  3,620    $  4,100
                                                               ========      ========    ========

          Average loans outstanding
               during the period                               $232,835      $179,807    $191,782
                                                               ========      ========    ========

          Loans outstanding at end of period                   $245,316      $186,934    $223,391
                                                               ========      ========    ========

          Allowance as a percent of:
               Total loans at end of period                        1.81%         1.94%       1.84%
                                                               ========      ========    ========

               Nonperforming loans at end of period                 838%        1,006%        687%
                                                               ========      ========    ========

          Net charge-offs (recoveries) as a percent of:
               Average loans outstanding                            .09%          .04%        .08%
                                                               ========      ========    ========

               Average Allowance for loan losses                   5.10%         2.05%       3.76%
                                                               ========      ========    ========


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

          The Financial Accounting Standards Board recently released Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs were assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and be amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment.

          The Bank currently retains servicing on almost all loans originated and sold into the secondary market. Accordingly, this statement will apply to most loan sales. The impact on the Company's results of operations and financial position will depend upon the volume of loans sold with servicing retained, the cost of loans originated, the relative fair values of loans and servicing rights at the point of sale, among other factors. In general, the standard will increase the amount of income recognized during the servicing period.

          This statement is effective for the Company in fiscal 1996, although early implementation is permitted. The statement applies to loan sale transactions after implementation; retroactive application to servicing rights created prior to adoption of the statement is prohibited.

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank, and 1st Bank at June 30, 1995.

          Financial Condition

          The Corporate assets increased $27 million, or 8.8%, during the first half of 1995. Cash and cash equivalents increased $15.9 million during this period. The majority of this increase, $11.2 million, was the result of a branch acquisition in mid June. As of the end of June, most of the proceeds had not been invested in higher earning assets. Subsequent to June 30, the cash has been deployed to investment securities and loans.

          Securities decreased $12.5 million, or 19.8%, in the six months since December 31, 1994. Of this decrease, $7.5 million was from maturities and principal reductions, while $6.2 million was from sales of available for sale securities (see note B). In December of 1994, one of the Corporation's affiliates purchased two branches from an unrelated financial institution. The cash proceeds from this acquisition were invested in securities with the intent to sell those securities to fund loan demand. Those sales transactions account for the majority of the security sales. During the first six months of 1995, security purchases of $1.8 million were used primarily to secure an earnings spread for a large, short-term deposit. At June 30, 1995, the cash received from the mid June acquisition had not been fully invested in higher yielding earning assets. By late July, those funds had been invested in investment securities, primarily classified as available for sale, so that funding will be accessible as loan demand requires.

          All classes of portfolio loans experienced strong growth during the first half of 1995. Three new branches were acquired during the last quarter of 1994, and loan demand in those areas has contributed to total loan growth. Total loans grew $22 million or 9.8% during the first half of 1995. The fourth quarter 1994 branch acquisitions have resulted in operations in three new areas for our affiliates. Loan demand has been strong in those communities. As interest rates have shown a modest decline, mortgage activity has begun to increase. We do not expect to see the strong level of refinancing activity we experienced in 1993 and early 1994. However the rate decline has increased mortgage activity. Commercial loan activity has been strong in both new and existing markets. We have been able to finance both new
          projects as well as expansions of seasoned customers.   The banks
          have seen a great deal of interest in consumer loans in their new locations.

          During the first six months of 1995, loans held for sale decreased $3.0 million or 53.8% from December 31, 1994. No transfers were made from held for sale to the portfolio loans during this period. Mortgage demand has remained steady for the first half of 1995.

          The allowance for loan losses increased $350,000, or 8.5%, during the first six months of 1995. Management continues to maintain the allowance for loan losses at the level considered appropriate to absorb losses inherent in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

          Premises and equipment have increased $950,000, or 19.6%, since December 1994. During the first half of 1995, the Corporation's affiliates have completed the building for one new facility, and purchased a second building as part of a branch acquisition.

          Other assets have increased $1.2 million, or 25.5%, during the first six months of 1995. Approximately $500,000 of this increase is due to the intangibles added as a result of a branch acquisition. An additional $624,000 of the increase is the result of a new purchase receivable business program that was initiated in 1995.

          Total deposits have increased 11.1%, or $29.5 million, during the first half of 1995. Of this increase, $11.2 million was the result of a second quarter branch acquisition. A successful effort to increase core deposits, and competitive bidding for municipal funds explains much of the remainder of the increase.

          Total shareholders' equity has increased $1.9 million, or 7.5%, since December 31, 1994. The components of this change are net income of $1.9 million, dividends of $480,000, stock transactions of $80,000, and an increase of $400,000 as a change in net unrealized gain on available for sale securities. The book value per share was $18.73 at June 30, 1995, compared to $17.60 at December 31, 1994.

          The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                            Tier 1        Risk-based
                    (Dollars in thousands)                 Leverage         Capital        Capital
               -----------------------------------         --------         -------        -------
          Capital balances at June 30, 1995                  $25,072        $25,072        $28,129
          Required Regulatory Capital                         15,577         14,590         24,316
          Capital in excess of regulatory minimums             9,495         10,482          3,813

          Capital ratios at June 30, 1995                      8.04%         10.31%         11.57%
          Regulatory capital ratios -- "well capitalized"
               definition                                      5.00%          6.00%         10.00%
          Regulatory capital ratios -- minimum requirement     4.00%          4.00%          8.00%

          Results of Operations

          Net income for the second quarter was $950,000, an 18.2%, or $146,000, increase from the $804,000 of the second quarter of 1994. For the first six months of 1995, net income was $1,904,000, compared to $1,640,000 for the same period in 1994, for a $264,000, or 16.1%, increase.

          Net interest margin was 5.41% for the six months and 5.33% for the three months ending June 30, 1995, compared to 5.30% and 5.50% for the same periods of 1994. While net interest margin is still strong, the Corporation has seen some erosion in the three months ending June 30, 1995 from the same period in 1994. The Corporation computes net interest margin by dividing annualized net interest income by average earning assets for the period.
          For both the three and six month periods ending June 30, 1995 when compared to the same time frames in 1994, the net interest income has increased. The increase for the three month period ending June 30, 1995 is $698,000, and for the six month period ending June 30, 1995 is $1,583,000. Average earning assets increased $59 million for the three months, and $54 million for the six month periods ending June 30, 1995 when compared to the same periods in 1994. The Corporation expects the investment of assets from the increase in deposits created by the branch acquisition and the promotions to increase core deposits to have a favorable effect on net interest margin in the second half of 1995.

          The provision for loan losses was $570,000 for the first half of 1995, compared to $436,000 for the corresponding period of 1994. For the second quarter of 1995, the provision for loan losses was $230,000, or $68,000 less than the same period of 1994.

          Total noninterest income showed a small increase during the second quarter of 1995 when compared to the second quarter of 1994, but was actually down $68,000 or 5% when the first six months of 1995 are compared to the same period in 1994. While deposit fees, trust fees, and other income increased when compared to the previous year, the gains on sale of mortgage loans was down $196,000, or 63%, to $117,000 when compared to $312,000 for the six months ending June 30, 1994. The affiliates have experienced increased activity in mortgage loans during the second quarter of 1995 when compared to the first quarter of 1995. The Corporation expects that the mortgage activity in the second half of 1995 will exceed the first half of 1995, but not reach 1994 levels.

          Total noninterest expense increased $515,000 for the three months and $923,000 for the six months ending June 30, 1995, when compared to the same periods in 1994. Salaries and employee benefits increased $510,000, or 21.2%, during the first half of 1995 when compared to 1994. Other expenses increased $323,000, or 25.9%, during the same period from $1,248,000 to $1,572,000. The additional personnel to operate the new facilities along with the miscellaneous costs of new branch operations explain both of these increases. The increase in occupancy is minimal, approximately $28,000, or a 4.0% increase, when comparing the first half of 1995 to 1994. The Corporation's data processing equipment was fully depreciated for book purposes by the end of 1994. Therefore, 1995 expenses do not include any depreciation for the mainframe equipment or software. The Corporation is operating three more full-service branches in 1995 than were in service in 1994.

          The effective tax rate has increased to 24.1% for the three months and 24.7% for the six months ending June 30, 1995 when compared to 18.3% and 20.8% for the corresponding periods of 1994. The primary reason for this increase is the decrease in income from securities exempt from federal income taxes. For the three months ended June 30, 1995, interest income from securities exempt from federal income taxes was 30.8% of before tax net income when compared to 40.0% for the same period in 1994. For the six months ending June 30, 1995, interest income from securities exempt form federal income taxes made up 30.8% of net income before federal taxes compared to 37.6% for the six months ending June 30, 1994. The Corporation does not currently plan to increase its relative holdings in securities exempt from federal income taxes.

          Net income per share increased 18.2% from the second quarter of 1994 to the second quarter of 1995. The change was $.10 per share, or $.65 for 1995 compared to $.55 for 1994. Year to date income increased $.17 per share, or 15.3%, reaching $1.31 for the first six months of 1995 when compared to $1.13 for the same period in 1994. All 1994 per share data has been restated to reflect the 1994 5% stock dividend.

                          PART II.  OTHER INFORMATION




          Item 6.   Exhibits and Reports on Form 8-K
          -------   --------------------------------

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



                                             FIRSTBANK CORPORATION
                                             ---------------------
                                             (Registrant)




Date:  August 10, 1995                \s\ John A. McCormack
       ------------------                 -----------------
                                      John A.  McCormack
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)


Date:  August 10, 1995                \s\ Mary D. Deci
       ------------------                 --------------
                                      Mary D. Deci
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION                    PAGE NO.
-----------                     -----------                    --------

EXHIBIT 27                  FINANCIAL DATA SCHEDULE