Form 10-Q
period 1995-09-30
FIRSTBANK CORP
filed 1995-11-13
CIK 778972

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995.

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

          Common stock . . . 1,469,155 shares outstanding as of October 31, 1995. (Less 3,669 unallocated ESOP shares).

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated balance sheets . . . . September 30, 1995 (unaudited), and
 December 31, 1994.                                                                page 3
Consolidated statements of income (unaudited) . . . . three months ended
 September 30, 1995, and September 30, 1994.                                       page 4
Consolidated statements of income (unaudited) . . . . nine months ended
 September 30, 1995, and September 30, 1994.                                       page 5
Consolidated statements of changes in shareholders' equity (unaudited)             page 6
Consolidated statements of cash flows (unaudited) .  .  . nine months
 ended September 30, 1995, and September 30, 1994.                                 page 7
Notes to consolidated financial statements . . . . September 30, 1995              page 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                page 12


PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          page 15


SIGNATURES                                                                         page 16


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                              page 17


                            FIRSTBANK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1995  AND DECEMBER 31, 1994


                                                                   September 30,              December 31,
                                                                        1995                      1994
                                                                   -------------              -------------
 ASSETS
 Cash and due from banks                                             $14,656,229                $15,152,634
 Interest bearing deposits with banks                                    245,708                    406,227
 Overnight investments                                                11,950,000                    300,000
                                                                   -------------              -------------
                         Total cash and cash equivalents              26,851,937                 15,858,861
 Securities available for sale                                        25,441,952                 25,234,530
 Securities held to maturity (fair value $32,788,418 in
   1995, $37,928,730 in 1994)                                         31,877,358                 37,998,951
 Loans
  Loans held for sale                                                  2,352,870                  2,992,194
  Commercial                                                         109,450,524                 99,306,532
  Real estate mortgage                                                85,900,821                 70,767,698

  Consumer                                                            56,877,320                 50,324,264
                                                                   -------------              -------------
                          Total loans                               254,581,535                223,390,688
  Less allowance for loan losses                                     (4,595,000)                (4,100,000)
                                                                   -------------              -------------
                                  Net loans                          249,986,535                219,290,688
 Premises and equipment, net                                           6,873,863                  4,851,612
 Accrued interest receivable                                           2,275,106                  1,697,252
 Other assets                                                          5,574,575                  4,790,108
                                                                   -------------              -------------
                                                                    $348,881,326               $309,722,002
                                                                   =============              =============
                               TOTAL ASSETS

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:

  Noninterest bearing accounts                                       $40,553,714                $36,113,926
  Interest bearing accounts:
    Demand                                                            62,454,389                 60,317,875
    Savings                                                           56,590,649                 54,368,810
    Time                                                             145,993,029                116,092,944
                                                                   -------------              -------------
                          Total deposits                             305,591,781                266,893,555
 Securities sold under agreements to
    repurchase and overnight borrowings                               10,911,492                 14,143,470
 Accrued interest and other liabilities                                4,116,855                  3,088,964
                                                                   -------------              -------------
                          Total liabilities                          320,620,128                284,125,989


 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 2,500,000 shares authorized,
     1,469,155 shares issued and outstanding
     (1,468,980 in December 1994)                                     19,545,143                 19,540,938
 Retained earnings                                                     8,667,017                  6,550,164
 Unrealized gain (loss) on available for sale securities                  88,740                  (336,272)
 Less 3,669 unallocated ESOP shares
     (14,680 in December 1994)                                          (39,702)                  (158,817)
                                                                   -------------              -------------
                 Total shareholders' equity                           28,261,198                 25,596,013
                                                                   -------------              -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $348,881,326               $309,722,002
                                                                   =============              =============


                             FIRSTBANK  CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                      Three months ended
                                                                         September 30,
                                                                     1995                1994
                                                                -------------        -------------
 Interest income:
  Interest and fees on loans                                       $6,122,128           $4,489,802
  Securities
    Available for sale - Taxable                                      364,180              181,261
    Available for sale - Exempt from federal income tax                25,114               16,005

    Held to maturity - Taxable                                         95,962              140,690
    Held to maturity - Exempt from federal income tax                 359,303              385,061
  Short term investments                                              163,718               50,018
                                                                -------------        -------------
                                 Total interest income              7,130,405            5,262,837

 Interest expense:
  Deposits                                                          3,035,801            1,867,586
  Notes payable and other                                             130,497               41,505
                                                                -------------        -------------
                               Total interest expense               3,166,298            1,909,091
                                                                -------------        -------------
                                   Net interest income              3,964,107            3,353,746
 Provision  for  loan  losses                                         170,000              387,060
                                                                -------------        -------------
                         Net  interest  income after
                            provision for loan losses               3,794,107            2,966,686
 Noninterest income:

  Deposit account fees                                                243,402              197,979
  Gain on sale of mortgage loans                                       85,761               65,757
  Trust fees                                                           60,913               48,285
  Loss on sale of securities                                              (8)              (1,005)
                                                                      235,328              538,929
  Other
                                                                -------------        -------------
                          Total  noninterest income                   625,396              849,945
 Noninterest expense:
  Salaries and employee benefits                                    1,382,556            1,464,589
  Occupancy                                                           396,527              344,739

  FDIC Insurance premium                                                3,068              134,480
  Michigan Single Business Tax                                         70,300               74,500
                                                                    1,261,799              591,882
                                                                -------------        -------------
  Other
               Total noninterest expense                            3,114,250            2,610,190

 Income before federal income taxes                                 1,305,253            1,206,441
                                                                      343,000              328,000
                                                                -------------        -------------
 Federal income taxes
                                                NET INCOME           $962,253             $878,441
                                                                =============        =============
 PER SHARE
                                             NET INCOME                 $0.66                $0.61
                                                                =============        =============
                                             DIVIDENDS                  $0.18                $0.14
                                                                =============        =============

See notes to consolidated financial statements.

                             FIRSTBANK  CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                     Nine months ended September 30,
                                                                         1995                1994
                                                                    -------------        -------------
 Interest income:
  Interest and fees on loans                                          $17,213,637          $12,405,654
  Securities
    Available for sale - Taxable                                        1,064,920              507,557
    Available for sale - Exempt from federal income tax                    69,531               35,434
    Held to maturity - Taxable                                            368,956              460,710
    Held to maturity - Exempt from federal income tax                   1,092,467            1,143,627
  Short term investments                                                  279,924              153,336
                                                                    -------------        -------------
                                 Total interest income                 20,089,435           14,706,318
 Interest expense:
  Deposits                                                              8,153,676            5,208,020
  Notes payable and other                                                 411,387              162,371
                                                                    -------------        -------------
                               Total interest expense                   8,565,063            5,370,391
                                                                    -------------        -------------
                                   Net interest income                 11,524,372            9,335,927
 Provision for loan losses                                                740,000              823,060
                                                                    -------------        -------------
                         Net interest income after
                            provision for loan losses                  10,784,372            8,512,867
 Noninterest income:
  Deposit account fees                                                    703,714              575,316
  Gain of sale of mortgage loans                                          202,343              378,197
  Trust fees                                                              164,544              132,823
  Gain on sale of securities                                               24,074               38,809
                                                                          708,864              966,580
                                                                    -------------        -------------
  Other
                                Total noninterest income                1,803,539            2,091,725
 Noninterest expense:
  Salaries and employee benefits                                        4,297,367            3,869,711
  Occupancy                                                             1,120,600            1,040,728
  FDIC Insurance premium                                                  286,570              378,061
  Michigan Single Business Tax                                            215,700              198,500

                                                                        2,833,522            1,840,106
                                                                    -------------        -------------
  Other
              Total noninterest expense                                 8,753,759            7,327,106

 Income before  federal income taxes                                    3,834,152            3,277,486
 Federal income taxes                                                     968,000              759,000
                                                                    -------------        -------------
                                               NET INCOME              $2,866,152           $2,518,486
                                                                    =============        =============
PER SHARE
              NET INCOME                                                    $1.96                $1.74
                                                                    =============        =============
              DIVIDENDS                                                     $0.51                $0.43
                                                                    =============        =============

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                           Net unrealized
                                                                             appreciation
                                                                          (depreciation) on       Unallocated
                                             Common           Retained    available for sale          ESOP
                                              Stock           Earnings        securities             Shares              TOTAL
                                           -----------      -----------   ------------------      ------------       ------------
BALANCES AT DECEMBER 31, 1993              $18,089,191       $5,638,811              $78,194        ($308,817)         $23,497,379
  Cash Dividends  - $.57 per share                            (840,233)                                                  (840,233)
  5% stock dividend - 69,624 shares          1,462,104      (1,469,310)                                                    (7,206)
  Issuance of 28 shares of
    common stock                                   518                                                                         518

  Allocation of 13,864 ESOP shares                                                                     150,000             150,000
  Forfeiture of restricted stock              (10,875)                                                                    (10,875)
  Net change in unrealized
appreciation
    (depreciation) on available for
    sale securities                                                                (414,466)                             (414,466)

                                                              3,220,896                                                  3,220,896
                                           -----------      -----------   ------------------      ------------        ------------
  Net income for 1994
BALANCES AT DECEMBER 31, 1994               19,540,938        6,550,164            (336,272)         (158,817)          25,596,013
  Cash dividends - $.51 per share                             (749,299)                                                  (749,299)
  Issuance of 171 shares of
    common stock                                 4,205                                                                       4,205

  Allocation of 11,011 ESOP shares                                                                     119,115             119,115
  Net change in unrealized
appreciation
    (depreciation) on available for
    sale securities                                                                  425,012                               425,012
  Net income year to date                                     2,866,152                                                  2,866,152
                                           -----------      -----------   ------------------      ------------        ------------
BALANCES AT  SEPTEMBER 30, 1995            $19,545,143       $8,667,017              $88,740         ($39,702)         $28,261,198
                                           ===========      ===========   ==================      ------------        ------------



See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                     1995               1994
                                                                                     ----               ----

 OPERATING ACTIVITIES
     Net income                                                                     $2,866,152         $2,518,486
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                      740,000            823,060
        Depreciation of premises and equipment                                         415,886            449,304
        Net amortization of security premiums/discounts                                171,140            533,393
        Gain on sale of securities                                                    (24,074)           (38,809)
        Allocation of common stock to ESOP participants                                119,115            112,500
        Amortization of goodwill and other intangibles                                 180,886            134,103
        Gain on sale of mortgage loans                                               (202,343)          (378,197)
        Proceeds from sales of mortgage loans                                       23,956,981         34,842,738
        Loans originated for sale                                                 (23,115,314)       (34,696,313)
        Increase in accrued interest receivable and other assets                   (1,762,051)        (1,822,217)
        Increase in accrued interest payable and other liabilities                   1,027,891            729,720
                                                                                  ------------       ------------
                                     NET CASH PROVIDED BY OPERATING  ACTIVITIES      4,374,269          3,207,768

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                             6,219,949          4,262,288

     Proceeds from maturities of securities available for sale                       3,080,988          6,018,973
     Proceeds from maturities of securities held to maturity                         8,255,542         10,813,651
     Purchases of securities available for sale                                    (8,806,901)        (6,998,600)
     Purchases of securities held to maturity                                      (2,338,617)        (4,821,751)
     Net increase in portfolio loans                                              (32,075,171)       (25,634,321)
     Net purchases of premises and equipment                                       (2,438,137)          (372,738)
                                                                                  ------------       ------------
                  NET CASH USED IN INVESTING ACTIVITIES                           (28,102,347)       (16,732,498)

 FINANCING ACTIVITIES
    Deposits from branch acquisitions                                               10,882,456
    Net increase in deposits                                                        27,815,770         18,780,462
    Decrease in securities sold under agreements
     to repurchase and other short term borrowings                                 (3,231,978)          (964,548)
    Cash dividends                                                                   (749,299)          (630,330)
    Proceeds from issuance of common stock                                               4,205                230
                                                                                  ------------       ------------
              NET CASH PROVIDED BY FINANCING  ACTIVITIES                            34,721,154         17,185,814

                 INCREASE  IN CASH AND CASH EQUIVALENTS                             10,993,076          3,661,084
 Cash and cash equivalents at beginning of period                                   15,858,861         11,411,977
                                                                                  ------------       ------------
                                 CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD    $26,851,937        $15,073,061
 Supplemental Disclosure
     Interest Paid                                                                  $8,174,491         $5,252,822
     Income Taxes Paid                                                              $1,320,000           $765,000


During 1995, the Corporation transferred $125,199 in securities held to maturity to securities available for sale.

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares) for each period, 1,459,273 in 1995 and 1,445,921 in 1994.


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

Securities held to maturity are comprised of bonds and notes for which the Corporation's subsidiary banks have the positive intent and ability to hold until maturity or payoff. Held to maturity securities are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the level yield method over the period to call or maturity, whichever is earlier.

During the second quarter of 1995, a subsidiary bank transferred a bond with a carrying value of $125,000 from held to maturity to available for sale. The investment was downgraded to a grade below that which the institution considers investment quality. Subsequent to the transfer to the available for sale portfolio, the security was sold at a gain.

NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments which are predominately at variable rates, were approximately $43,196,000 and $39,110,000 at September 30, 1995, and December 31, 1994, respectively.


NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

             (Dollars in thousands)                         9/30/95 12/31/94
         ------------------------------------------------   ------- --------

         Nonperforming loans:
                 Nonaccrual loans                           $ 76      $120
                 Loans 90 days or more past due              336       264
                 Renegotiated loans                          218       213
                                                            -----    -----

                             Total nonperforming loans      $630      $597
                                                            =====    =====

         Property from defaulted loans                      $  0      $ 86
                                                            =====    =====

         Nonperforming loans as a percent of:
                 Total loans                                  .25%     .27%
                                                            =====    =====

                 Allowance for loan losses                  13.7%    14.6%
                                                            =====    =====


Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                 Nine            Nine             Twelve
                                                               months           months            months
                                                               ended            ended             ended
         (Dollars in thousands)                    9/30/95     9/30/94                    12/31/94
-------------------------------------------        -------     -------                    --------

         Balance at beginning of period            $4,100       $3,254            $3,254

         Charge-offs                                             (608)             (324)            (499)
         Recoveries                                                363               267              345
                                                               -------           -------          -------

                 Net charge-offs                                 (245)              (57)            (154)
                 Additions to allowance for
                   loan losses                                     740               823            1,000
                                                                ------            ------           ------

                 Balance at end of period                       $4,595            $4,020           $4,100
                                                                ======            ======           ======

Average loans outstanding
         during the period                                    $238,693          $184,837         $191,782
                                                              ========          ========         ========

Loans outstanding at end of period                            $254,582          $204,203         $223,391
                                                              ========          ========         ========

Allowance as a percent of:
         Total loans at end of period                            1.80%             1.97%            1.84%
                                                                 ====              ====             ====

         Nonperforming loans at end of period      729%           876%              687%
                                                   ===            ===               ===

Net charge-offs (recoveries) as a percent of:
         Average loans outstanding                                .10%              .03%             .08%
                                                                  ===               ===              ===

         Average Allowance for loan losses                       5.59%             1.42%            3.76%
                                                                 ====              ====             ====


NOTE E - RECLASSIFICATION

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


NOTE F - ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statements 114, Accounting By Creditors for Impairment of a Loan, (SFAS #114). The Corporation adopted SFAS #114 as of January 1, 1995, and its adoption has had no material impact on the company's financial position or results of operations.

In May 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells or secures mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs were assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and be amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment.

The Banks currently retain servicing on almost all loans originated and sold into the secondary market. Accordingly, this statement will apply to most loan sales. The impact on the Company's results of operations and financial position will depend upon the volume of loans sold with servicing retained, the cost of loans originated, the relative fair values of loans and servicing rights at the point of sale, among other factors. In general, the standard will increase the amount of income recognized at the time of sale and decrease the amount of income recognized over the servicing life of the asset.

This statement is effective for the Company in fiscal 1996, although early implementation is permitted. The statement applies to loan sale transactions after implementation; retroactive application to servicing rights created prior to adoption of the statement is prohibited.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), and 1st Bank (West Branch) at September 30, 1995.

Financial Condition

Corporate assets increased $39 million, or 13%, since the end of 1994. The majority of the asset growth, $31 million, has occurred in the loan portfolio. Over the last year, the Corporation has acquired four new branches from other financial institutions. Strong loan demand in addition to access to new markets is responsible for the 14% loan growth.

The allowance for loan losses has increased $500,000, 12%, during the nine months ending September 30, 1995. The allowance is 1.80% of total loans at the end of September 1995 compared to 1.97% at September 30, 1994. Management continues to maintain the allowance for loan losses at the level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies and other relevant factors.

Securities have decreased $5.9 million during the first nine months of 1995. Sales and maturities of securities have reached $17.5 million during the first three quarters of 1995, while purchases of investment securities totaled $11.1 million during the same period. Approximately 30% of the security purchases were generated from excess funds from branch acquisitions. The majority of new investments are classified in the available for sale portfolio. As loan demand has grown, cash from the sales and maturities of securities have been used to fund loan growth.

Premises and equipment have increased $2 million or 42% since the end of 1994. During the first nine months of 1995, the Corporation has acquired one new branch and opened new offices for two existing branches. In addition, the Corporation has upgraded its computer system, and the cost of the new hardware is included in the increase.

Cash and cash equivalents ending balances have increased $11 million since December 31, 1994. The average balance for the first three quarters of 1995 for cash and cash equivalents is $13 million. Ending September 30, 1995, balances were unusually high, and have declined to levels closer to the nine month average.

Total deposits have increased $39 million or 15% from December 31, 1994, to September 30, 1995. The majority of this increase, $30 million, is in time deposits. A second quarter branch acquisition accounts for $11 million of the total deposit increase and $7 million of the time deposit increase. In addition, the Banks have run selective promotions to increase core deposits, and have been successful in bidding for municipal funds.

Total shareholders' equity reflects a $2.7 million or 10% increase during the first nine months of 1995. The components of this change are net income of $2.9 million, dividends of $749,000, stock transactions of $123,000, and an increase of $425,000 as a change in net unrealized gain on available for sale securities. The book value per share was $19.28 at September 30, 1995, compared to $17.60 at December 31, 1994.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                              Tier 1    Risk-based
                 (Dollars in thousands)            Leverage      Capital     Capital
         ----------------------------------        --------      -------     -------
Capital balances at September 30, 1995                            $25,742      $25,742      $28,996
Required Regulatory Capital                                        13,169       10,359       20,717
Capital in excess of regulatory minimums                           12,573       15,383        8,279

Capital ratios at September 30, 1995                                7.82%        9.94%       11.20%
Regulatory capital ratios -- "well capitalized"
         definition                                                 5.00%        6.00%       10.00%
Regulatory capital ratios -- minimum requirement                    4.00%        4.00%        8.00%

Results of Operations

Net income for the third quarter of 1995 was $962,000, an 10% increase over the net income of $878,000 earned in the third quarter of 1994. During the first nine months of 1995, net income increased 14% to $2,866,000 when compared to the same period in 1994. Net interest margin was 5.20% for the quarter and 5.34% for the nine months ending September 30, 1995, compared to 5.62% and 5.41% for the corresponding periods in 1994. Net interest income has increased $610,000 for the quarter and $2,188,000 for the nine months ending September 30, 1995, when compared to the corresponding periods of 1994. Earning assets have increased $65 million from September 30, 1994, to September 30, 1995. The investment of the increase in assets should provide continued strong performance in net interest income.

The provision for loan losses was $740,000 for the first nine months of 1995 as compared to $823,000 for the same time periods in 1994. The third quarter provision was $170,000 for 1995 compared to $387,000 in 1994. The strong economies in local markets in which the banks operate have allowed management to reduce the provision during the third quarter of 1995 when compared to the third quarter of 1994.

Noninterest income recorded a decrease of $288,000 for the nine months ending September 30, 1995, when compared to the same period in 1994. Deposit fees have increased $128,000 or 22% comparing the first three quarters of 1995 to the same period in 1994. The majority of this increase is attributable to operating three additional branches for the entire nine months of 1995 and one new branch for three months of 1995 that were not included in the 1994 results. Gains on sale of mortgage loans is down $176,000 or 47% for the nine months ending September 30, 1995, when compared to the first three quarters of 1994. Mortgage activity has been lower in 1995 than in 1994 but has accelerated during the third quarter of 1995. We expect to see the gains continue to grow for the remainder of the year, but not reach 1994 totals. Other noninterest income is down 27% or $258,000 at September 30, 1995, from the 1994 levels. A $441,000 nonrecurring gain on the termination of the pension plan was recorded in 1994.

Total non interest expense increased 19% or $1,427,000 during the first three quarters of 1995 when compared to the same period in 1994. Salaries increased $428,000 or 11% primarily as the result of operating three branches in 1995 that were not purchased until the fourth quarter of 1994. In addition, another branch was acquired late in the second quarter of 1995, and those salary costs are also included in 1995 numbers, but not in 1994 results. The FDIC insurance premium reflects a

$152,000 refund received in September 1995. The other non interest expense increase of $993,000 reflects the costs of operating the new branches. In addition, two branches moved into new buildings during 1995. The Corporation has been working with outside consultants on a variety of projects designed to increase the Corporation's franchise value. These costs are also included in other noninterest expense.

The Corporation has approved the purchase of a new mainframe computer and the upgrade and/or addition of PC hardware and software modules. The approval came as the result of a recommendation of a Corporate Technology Committee who worked with an external consultant to form a Technology Plan. The mainframe is scheduled to be on line in November 1995. The PC upgrades have begun and will continue throughout 1996.

Net income per share has increased 8.2% from $.61 to $.66 for the third quarter, and 12.7% or $.22 per share from $1.74 to $1.96 for the three quarters ending September 30, 1994 and 1995. All 1994 per share data has been restated to reflect the 1994 5% stock dividend.

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



                                         FIRSTBANK CORPORATION
                                         (Registrant)




Date: November 8, 1995                   \s\ John A. McCormack
      -------------------                    -----------------
                                         John A.  McCormack
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


Date: November 8, 1995                   \s\ Mary D. Deci
      -------------------                    -----------------
                                         Mary D. Deci
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Accounting Officer)

                                Exhibit Index

Exhibit No

   27                      Financial Data Schedules