Form 10-K
period 1995-12-31
FIRSTBANK CORP
filed 1996-03-29
CIK 778972

_________________________________________________________________________

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1995

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          [No Fee Required]
          For the transition period from ____________________ to
          ____________________

                     Commission File Number:  0-14209

                           FIRSTBANK CORPORATION
          (Exact name of registrant as specified in its charter)

                Michigan                            38-2633910
        (State of Incorporation)       (I.R.S. Employer Identification No.)

          311 Woodworth Avenue
             Alma, Michigan                           48801
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (517) 463-3131

   Securities registered pursuant to Section 12(g) of the Exchange Act:

                            Common Stock
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Aggregate Market Value as of March 8, 1996:  $43,509,294

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at March 8, 1996: 1,542,844 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I and II.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held April 22, 1996, are incorporated by reference in Part III.

__________________________________________________________________________































                                PART I


ITEM 1.  BUSINESS.

         Firstbank Corporation (the "Corporation") is a bank holding company. The Corporation owns all of the outstanding stock of Bank of Alma, Firstbank (Mount Pleasant), and 1st Bank (West Branch).

         The Corporation's business is concentrated in a single industry segment--commercial banking. Each subsidiary bank of the Corporation is a full-service, community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits, and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Bank of Alma also offers trust services.

         The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately
79 percent of total revenues in 1995, 75 percent in 1994, and 70 percent in 1993. In addition, interest income from investment securities accounted for approximately 12 percent of total revenues on a consolidated basis in 1995, 13 percent in 1994, and 17 percent in 1993. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

         Bank of Alma is a Michigan state-chartered bank. It and its predecessors have operated continuously in Alma, Michigan, since 1880. Its main office and one branch are located in Alma. Bank of Alma also has one full service branch located in each of the following communities near Alma: Ashley, Ithaca, Pine River Township,
Riverdale, St. Charles, St. Louis, and Vestaburg.

         Firstbank is a Michigan state-chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank also has one full service branch located in each of the following communities near Mount Pleasant:
Clare, Shepherd, Union Township, and Winn.

         On June 16, 1995, Firstbank acquired an office from Standard Federal Bank, F.S.B., located in Mt. Pleasant, Michigan. Firstbank assumed the deposits and other specified liabilities associated with the office and, in exchange, acquired the office's fixed assets, other assets, and cash. At the effective date, approximately $11 million in deposit liabilities were assumed by Firstbank.



         1st Bank is a Michigan state-chartered bank which was
incorporated in 1980.   Its main office is located in West Branch,
Michigan. 1st Bank also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township.

         The following table shows comparative information concerning the Corporation's subsidiary banks:

                                      DECEMBER 31, 1995
                          BANK OF ALMA    FIRSTBANK     1ST BANK
                                  (In thousands of Dollars)
    Assets                 $ 172,504      $ 80,637      $ 99,260
    Deposits                 144,604        72,867        90,114
    Loans                    122,972        60,326        81,549

          As of December 31, 1995, the Corporation and its subsidiaries employed 202 persons on a full-time equivalent basis.

          Banking in the Corporation's market areas and in the State of Michigan is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings and loan associations are able to compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are also significant factors in the consumer loan market. Insurance companies, investment firms, and retailers are significant competitors for investment products. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations, and debt securities of the federal government, state governments, and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans, and fees charged for services) and service (the convenience and quality of services rendered to customers).

          The Corporation's subsidiary banks compete directly with other banks, thrift institutions, credit unions, and other nondepository financial institutions in three geographic banking markets where their offices are located. Bank of Alma primarily competes in Gratiot, Montcalm, and Saginaw Counties; Firstbank primarily in Isabella and Clare Counties; and 1st Bank primarily in Iosco, Oscoda, Ogemaw, and Roscommon Counties.

          Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the


                       -2-
Federal Reserve System. Bank of Alma, Firstbank, and 1st Bank are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Financial Institutions Bureau of the Michigan Department of Commerce. None of the banks are members of the Federal Reserve System. All of the banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law.

          Laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for the Corporation to acquire control of any additional banks or branches. The business activities of the Corporation and its subsidiaries are limited to banking and to other activities which are determined by the Federal Reserve Board to be closely related to banking. Transactions among the Corporation and the Corporation's subsidiary banks are significantly restricted. In addition, bank regulations govern the ability of the subsidiary banks to pay dividends or make other distributions to the Corporation.

          In addition to laws that affect businesses in general, banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Community Development and Regulatory Improvement Act, the Financial Institutions Reform, Recovery and Enforcement Act, the FDIC Improvement Act of 1991 (the "FDIC Improvement Act"), electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws.

          The instruments of government monetary policy, as determined by the Federal Reserve Board, may influence the growth and distribution of bank loans, investments, and deposits, and may also affect interest rates on loans and deposits. These policies have a significant effect on the operating results of banks.

          Under applicable laws, regulations, and policies, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Any insured depository institution owned by the Corporation may be assessed for losses incurred by the Federal Deposit Insurance Corporation (the "FDIC") in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation.



                       -3-
          The FDIC has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish periodic assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in the FDIC Improvement Act. Firstbank also holds deposits that are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. Deposit insurance premiums on those deposits are paid to the SAIF at rates applicable to that fund. The FDIC has implemented a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the perceived probability that the insurance funds will incur a loss in respect of that institution.

          During 1995, the FDIC reduced the deposit insurance assessment rate on BIF-insured deposits held by the Corporation's bank subsidiaries from $.23 to $.04 per $100 of deposits effective June 1, 1995, and further reduced assessments to the minimum of $2,000 per institution for well capitalized banks for the first six months of 1996. The FDIC did not reduce the assessment rate on SAIF-insured deposits, which remain at $.23 per $100 of deposits.

          The Omnibus Budget Reconciliation Act of 1993 requires, among other things, that the cost of all intangible assets purchased in an acquisition, including core deposit premiums and goodwill, must be amortized ratably over 15 years. Under prior law, acquired intangible assets were amortized only if they had a limited useful life that could be determined with reasonable accuracy. In addition, no amortization deduction was allowed under prior law for goodwill. The new provision for the amortization of intangibles applies to property acquired after August 10, 1993, although a business may elect to apply the new provision to all intangible property acquired after July 25, 1991.

          Currently, the Corporation is authorized to acquire subsidiary banks in any state in which state laws permit such acquisition. Also, out-of-state bank holding companies in any state are now permitted to acquire banks and bank holding companies located in Michigan if the laws of the state in which the out-of-state bank holding company is located authorize a bank holding company in Michigan to acquire ownership of banks and bank holding companies in that state on a reciprocal basis. Accordingly, the Corporation could now acquire, and could be acquired by, financial institutions in a significant number of states.

          Under the Interstate Banking and Branching Efficiency Act of 1994, bank holding companies may make certain interstate acquisitions beginning September 30, 1995, even if state law would otherwise prohibit it. Beginning June 1, 1997, the Act generally allows a bank


                       -4-
in one state to acquire a bank in another state unless one of the states has enacted legislation prohibiting interstate bank acquisitions. An interstate acquisition may occur earlier if the states of the buying and selling banks both have enacted laws permitting interstate acquisitions by all out-of-state banks. The Act also permits a bank to establish a DE NOVO branch in another state if the state has a law that expressly permits all out-of-state banks to establish de novo branches in that state. In November 1995, the State of Michigan enacted legislation permitting a Michigan bank to sell one or more of its branches to an out-of-state bank if that bank's state law permits a Michigan bank to purchase branches of banks located in that state. The Michigan legislation also permits a Michigan bank to purchase one or more branches of an out-of-state bank, but the Michigan bank must receive the approval of the Financial Institutions Bureau of the Michigan Department of Commerce before operating the purchased branch or branches. No out-of-state acquisitions or branching by the Corporation or its subsidiary banks are presently under consideration.

          Risk-based capital and leverage standards apply to all banks under federal regulations. The risk-based capital ratio standards establish a systematic analytical framework that is intended to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations, take off-balance sheet liability exposures into explicit account in assessing capital adequacy, and minimize disincentives to hold liquid, low-risk assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments into risk-weighting categories. Higher levels of capital are required for categories perceived as representing greater risk.

          Failure to meet minimum capital ratio standards could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including restrictions on certain kinds of activities, restrictions on asset growth, limitations on the ability to pay dividends, the issuance of a directive to increase capital, and the termination of deposit insurance by the FDIC. Maintaining capital at "well capitalized" levels is one condition to the assessment of federal deposit insurance premiums at the lowest available rate.

          Each of the Corporation's subsidiary banks and the Corporation itself, on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 1995.




                                                    TIER 1
                                                   LEVERAGE       TIER 1      TOTAL RISK-BASED
                                                    RATIO      CAPITAL RATIO    CAPITAL RATIO
          Minimum regulatory requirement            4.00%          4.00%             8.00%
          Well capitalized regulatory level         5.00%          6.00%            10.00%

          Firstbank Corporation-Consolidated        8.08%          9.94%            11.20%
             Bank of Alma                           8.37%         10.78%            12.02%
             Firstbank                              8.14%          9.46%            10.72%
             1st Bank                               7.42%          9.16%            10.42%

                The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                       TOTAL
                                        TIER 1         TIER 1       RISK-BASED
                                       LEVERAGE        CAPITAL        CAPITAL
                                              (In Thousands of Dollars)
          Capital balances
           at December 31, 1995        $ 26,578        $ 26,578      $ 29,938
          Required regulatory
           capital                       13,144          10,691        21,383
          Capital in excess
           of regulatory
           minimums                    $ 13,434        $ 15,887      $  8,555

         The nature of the business of the Corporation's subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosures to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of remediation of contamination on or originating from such properties, even though they are wholly innocent of the actions which caused the contamination. Such liabilities can be material and can exceed the value of the contaminated property.

         A parcel of vacant land owned by Firstbank, adjacent to its Winn Branch, was formerly occupied by a gasoline service station. Soil on that parcel is contaminated by petroleum compounds. Tests of water in nearby wells have also shown groundwater contamination.

                       -6-
Response activities at this site are proceeding under a state approved remediation plan. The site has been approved for reimbursement of response costs by the Michigan Underground Storage Tank Financial Assurance Act Fund (the "Fund"). As the owner of a registered tank approved for reimbursement, Firstbank is entitled to reimbursement of reasonable remediation costs up to a maximum amount of $1,000,000, after a $10,000 deductible payment, which has been made. Although the site has been approved for reimbursement, it is possible that future developments associated with this site could have a materially adverse affect on the financial condition and results of operations of the Company. Such developments could include, for example: (i) depletion of the resources of the Fund; (ii) changes in law or regulation which would eliminate the Fund as a source of remediation funding; (iii) a determination that remediation expenses incurred have not been reasonable; (iv) remediation costs exceeding Fund coverage;
(v) reversal of the decision that the site is eligible for reimbursement from the Fund; and (vi) assertion of claims of a type which is not eligible for Fund reimbursements. However, based on facts presently known to management, the Company believes that the probability that response costs associated with the Winn site will be material is remote.

         The following tables provide information concerning the business of the registrant.



























DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                                            YEAR ENDED                        YEAR ENDED                      YEAR ENDED
                                        DECEMBER 31, 1995                 DECEMBER 31, 1994                DECEMBER 31, 1993
                                   AVERAGE              AVERAGE      AVERAGE              AVERAGE     AVERAGE              AVERAGE
                                   BALANCE    INTEREST    RATE       BALANCE    INTEREST    RATE      BALANCE    INTEREST    RATE
                                                                        (Dollars in Thousands)
AVERAGE ASSETS:
 Interest earning assets:
  Securities available for
    sale
  Taxable Securities              $ 30,198    $ 1,945     6.45%     $ 26,532    $ 1,360     5.10%    $ 40,956    $ 2,144     5.23%
  Tax-exempt securities <F1>        28,026      2,355     8.04        28,476      2,398     8.13       26,139      2,238     8.29

   Total Securities                 58,224      4,300     7.21        55,008      3,758     6.69       67,095      4,382     6.43
  Loans <F1><F2>                   243,806     23,482     9.64       191,385     17,323     9.06      158,417     15,118     9.53
  Federal funds sold                 6,028        359     5.93         4,449        226     5.06        6,338        190     3.00
  Interest-bearing deposits            235         16     8.37            31          3     8.37           31          3     8.27

   Total earning assets            308,293     28,157     9.11%      250,873     21,310     8.48%     231,881     19,693     8.48%
 Nonaccrual loans                      100                               186                              492

 Less allowance for loan loss       (4,458)                           (3,657)                          (2,747)
 Cash and due from banks            12,706                            10,926                            8,552
 Other nonearning assets            13,438                             9,882                            9,482

   Total assets                   $330,079                          $268,210                         $247,660

AVERAGE LIABILITIES:
 Interest-bearing deposits:
  Demand                          $ 61,201      2,047     3.35%     $ 55,152      1,494     2.71     $ 53,296      1,461     2.74
  Savings                           54,879      1,533     2.80        50,447      1,407     2.79       46,086      1,428     3.10
  Time                             135,926      7,672     5.64        96,549      4,415     4.57       90,453      4,216     4.66
 Federal funds purchased and
  repurchase agreements             10,401        550     5.29         5,828        239     4.11        5,750        199     3.46
 Notes payable                           0          0     0.00                                          2,790        152     5.44

   Total interest-
     bearing liabilities           262,407     11,802     4.50%      207,976      7,555     3.63%     198,375      7,456     3.76%
 Demand deposits                    36,686                            32,398                           27,786

   Total funds                     299,093                           240,374                          226,161
 Other liabilities                   3,417                             3,049                            3,228

   Total liabilities               302,510                           243,423                          229,389




                                      -8-
 Average Shareholders'
   Equity                           27,569                            24,787                           18,271

   Total liabilities and
     shareholders' equity         $330,079                          $268,210                         $247,660

 NET INTEREST INCOME <F1>                            $ 16,355                  $ 13,755                         $ 12,237

 RATE SPREAD <F1>                                        4.61%                              4.85%                            4.72%

 NET INTEREST MARGIN (PERCENT
  OF AVERAGE EARNING ASSETS) <F1>                        5.29%                              5.47%                            5.27%

<F1>    Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

<F2>    Including loan fees of $1,060,700, $897,700, and $1,187,300, respectively.  Interest is not included in nonaccrual loans.






























VOLUME/RATE ANALYSIS*
                                            1995/1994                      1994/1993                          1993/1992

                                   CHANGE IN INTEREST DUE TO:      CHANGE IN INTEREST DUE TO:        CHANGE IN INTEREST DUE TO:
                                   AVERAGE   AVERAGE     NET       AVERAGE  AVERAGE      NET        AVERAGE    AVERAGE     NET
                                   VOLUME     RATE      CHANGE     VOLUME     RATE      CHANGE      VOLUME      RATE      CHANGE
                                                                    (In Thousands of Dollars)
INTEREST INCOME:
  Securities available for sale
 Taxable securities                $  226    $  359    $  585    $  (602)   $  (181)    $  (783)   $  (46)    $  (336)   $  (382)
 Tax-exempt Securities <F1>           (18)      (26)      (44)       202        (42)        160       343         (86)       257

  Total securities                    208       333       541       (400)      (223)       (623)      297        (422)      (125)
 Loans <F1>                         4,633     1,363     5,996      2,786       (291)      2,495     1,656        (825)       831
 Federal funds sold                    94        39       133        (96)       132          36       (37)        (38)       (75)
 Interest-bearing deposits             13                  13                                         (12)          4         (8)
 Loan fees                            163                 163       (290)                  (290)      153                    153

  Total interest-
   earning assets                   5,111     1,735     6,846      2,000       (382)      1,618     2,057      (1,281)       776

INTEREST EXPENSE:
 Interest-paying demand               203       350       553         39         (6)         33        75        (346)      (271)
 Savings deposits                      18       108       126        120       (140)        (20)      450        (180)       270
 Time deposits                      2,216     1,041     3,257        277        (78)        199       (64)       (759)      (823)

  Total interest-
   paying deposits                  2,437     1,499     3,936        436       (224)        212      (461)     (1,285)      (824)
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase                       233        77       310       (202)        90        (112)       26         (80)       (54)
 Notes payable                                                                                         (9)        (25)       (34)

  Total interest-
   bearing liabilities              2,670     1,576     4,246        234       (134)        100       478      (1,390)      (912)

NET INTEREST INCOME                $2,441    $  159    $2,600    $ 1,766    $  (248)    $ 1,518    $1,579     $   109    $ 1,688

<F*>  Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
<F1>  Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

INVESTMENT PORTFOLIO

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                 DECEMBER 31,
                                         1995       1994         1993
                                           (In Thousands of Dollars)
 Taxable
 U.S. Treasury                         $ 6,108     $ 6,855     $ 6,691
 U.S. Government agencies               17,713      16,066      13,846
 Mortgage Backed Securities              1,205       1,560       4,376
 Corporate and other                     6,728       9,887       9,117

                                        31,754      34,368      34,030

 Tax-exempt
   States and political
    subdivisions                        29,512      28,865      27,879


      Total                            $61,266     $63,233     $61,909


























ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

The following table shows, by class of maturities at December 31,
1995, the amounts and weighted average yields of such investment securities <F1>:
                                                CARRYING   AVERAGE
                                                  VALUE     YIELD<F2>
                                               (Dollars in Thousands)
 U.S. Treasury
   One year or less                            $   999      4.88%
   Over one through five                         5,109      6.63

     Total                                       6,108      6.34

 U.S. Agencies
   One year or less                              5,193      7.74%
   Over one through five years                  10,022      7.00
   Over five through ten years                   1,313      8.03
   Over ten years                                1,185      7.58

     Total                                      17,713      7.33

 States and Political
   subdivisions:
   One year or less                              3,607      7.87
   Over one through five years                  17,024      9.13
   Over five through ten years                   7,851      9.49
   Over ten years                                1,029     10.87

     Total                                      29,511      9.14

 Corporate and Other:
   One year or less                              5,149      7.54
   Over one through five years                   1,579      8.63
   Over five through ten years                       0      0.00
   Over ten years                                    0      0.00

     Total                                       6,728      7.80

 Collateralized Mortgage Obligations
   One year or less                                  0      0.00
   Over one through five years                       0      0.00
   Over five through ten years                     498      5.50
   Over ten years                                  708      6.87

     Total                                       1,206      6.30

       Total                                   $61,266      8.13

                                 -12-
NOTES:

<F1>  Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

<F2>  Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented, assuming a 34% tax rate. The amount of the adjustment, due to the fully tax equivalent basis of presentation, is as follows:

                                                                RATE ON
                                                                TAXABLE
                                       TAX-EXEMPT              EQUIVALENT
                                          RATE     ADJUSTMENT    BASIS

              One year or less            5.20%       2.68%       7.87%
              Over 1 through 5 years      6.03        3.11        9.13
              Over 5 through 10 years     6.27        3.23        9.49
              Over 10 years               7.17        3.70%      10.87%

              Total                       6.03%       3.11%       9.14%

<F3>   The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 1995.




















LOAN PORTFOLIO

The following table presents the loans outstanding at the indicated dates according to the type of loan:

                                                  DECEMBER 31,
                             1995        1994        1993         1992
1991
                                           (In Thousands of Dollars)
Loan categories:
Commercial                $115,779     $ 99,307    $ 81,085     $ 63,859     $
60,621
Real estate mortgages       90,753       73,760      56,770       44,574
45,765
Consumer                    58,315       50,324      40,538       34,998
35,579

      Total               $264,847     $223,391    $178,393     $143,431
$141,965

Information concerning maturities and sensitivities of loans to changes in interest rates in the Corporation's annual report to shareholders for the year ended December 31, 1995, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 9, is here incorporated by reference.























NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at the dates indicated:

                                                              DECEMBER 31,
                                              1995     1994    1993       1992        1991
                                                       (In Thousands of Dollars)
Nonperforming loans:
   Nonaccrual loans:
   Commercial and agricultural                $ 47     $110     $258     $  467     $   480
   Real estate mortgages                         0       10       71         50          65
   Consumer                                      0        0       12         87         136
     Total                                      47      120      341        604         681

 Accruing Loans 90 days or more past due:
   Commercial and agricultural                   0       49        0        137         129
   Real estate mortgages                       319      123       35         34         100
   Consumer                                     67       92       12         43          95
     Total                                     386      264       47        214         324

 Renegotiated loans:
   Commercial and agricultural                182         0        0        218         610
   Real estate mortgages                        0       213      182          0           0
     Total                                    182       213      182        218         610

Total nonperforming loans                     615       597      570      1,036       1,615

Property from defaulted loans                   0        86       92        262         360

     Total nonperforming assets              $615      $683     $662     $1,298      $1,975


<F1>  Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 1995, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $41,000. The amount of interest income on those loans that was included in net income for the period was $7,000.



                      -15-
Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 1995, the Corporation had $8,550,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to constant attention and their status is reviewed on a monthly basis.

As of December 31, 1995, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's annual report to shareholders for the year ended December 31, 1995.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense.

                                                          DECEMBER 31,
                                       1995       1994       1993       1992       1991
                                                    (Dollars in Thousands)
Balance at beginning of period        $4,100     $3,254     $2,394     $1,746     $1,667

Charge-offs:
      Commercial and agricultural        164        113        299        337        669
      Real estate mortgages               81          0         44          8         55
      Consumer                           493        386        262        295        407
        Total charge-offs                738        499        605        640      1,131

Recoveries:
      Commercial and agricultural         97        143        129         96         94
      Real estate mortgages               63         30         39         48          3
      Consumer                           269        172        158        164        128
        Total recoveries                 429        345        326        308        225

      Net charge-offs                    309        154        279        332        906
Additions to allowance for
      loan losses                      1,085      1,000      1,139        980        985

Balance at end of period              $4,876     $4,100     $3,254     $2,394     $1,746

Net charge-offs as a percent
      of average loans                  0.13%      0.08%      0.18%      0.24%      0.64%

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was allocated to provide for possible losses within the following loan categories at the dates indicated:

                                                                        DECEMBER 31,

                              1995                   1994                  1993                 1992               1991

                      ALLOWANCE      % OF     ALLOWANCE    % OF     ALLOWANCE  % OF      ALLOWANCE   % OF   ALLOWANCE   % OF
                         FOR      LOANS TO       FOR     LOANS TO      FOR    LOANS TO       FOR   LOANS TO    FOR    LOANS TO
                         LOAN       TOTAL        LOAN      TOTAL       LOAN     TOTAL       LOAN     TOTAL     LOAN     TOTAL
                        LOSSES      LOANS       LOSSES     LOANS      LOSSES    LOANS      LOSSES    LOANS    LOSSES    LOANS
                                                                  (Dollars in Thousands)
Commercial &
      agricultural      $2,232       44%       $2,069       44%      $1,782      45%      $1,460     45%      $1,128     43%
Real estate
      mortgages            880       34           492       33          276      32          177     31          217     32
Consumer                 1,050       22           927       23          594      23          493     24          356     25

Unallocated                714                    612                   602                  264                  45

        Total           $4,876      100%       $4,100      100%      $3,254     100%      $2,394    100%      $1,746   100%

AVERAGE DEPOSITS

The daily average deposits and rates paid on such deposits for the periods indicated were:

                                                                    YEAR ENDED DECEMBER 31,

                                                      1995                   1994                    1993

                                               AMOUNT      RATE        AMOUNT      RATE       AMOUNT      RATE
                                                                    (Dollars in Thousands)
Average Balance:
      Noninterest-bearing demand deposits     $ 36,686               $  32,398               $ 27,786
      Interest-bearing demand deposits          61,201     3.35%        55,152     2.71%       53,296     2.74%
      Other savings deposits                    54,879     2.80         50,447     2.79        46,086     3.10
      Other time deposits                      135,926     5.64         96,549     4.57        90,453     4.66

        Total average deposits                $288,692     3.89%     $ 234,546     3.12%     $217,621     3.27%

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1995, was as follows:

                   Three months or less               $ 7,194
                   Over three through six months        6,696
                   Over six through twelve months       4,388
                   Over twelve months                   3,190

                       Total                          $21,468

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the years ended:

                                               1995       1994       1993
Financial ratios:
    Return on average total assets              1.17%      1.20%      1.15%
    Return on average equity                   14.02      12.99      15.55
    Average equity to average total assets      8.35       9.24       7.38
    Dividend payout ratio                      26.23      26.09      22.77


SHORT-TERM BORROWED FUNDS

Included in short-term borrowed funds are repurchase agreements as described in Note I to the consolidated financial statements in the Corporation's annual report to shareholders for the year ended
December 31, 1995, which consist of the following:

                                      1995      1994        1993
                                        (Dollars in Thousands)
         Amounts outstanding at the
           end of the year                     $ 8,442       $10,144      $ 8,042

         Weighted average interest rate
           at the end of the year                 4.98%         3.97%        3.19%

         Longest maturity                     10-29-96      10-21-96      6-30-94

         Maximum amount outstanding at
           any month-end during year           $10,714       $10,144      $15,560

         Approximate average amounts
           outstanding during the year           8,905         3,883        4,812

         Approximate weighted average
           interest rate for the year             5.16%         3.95%        3.50%

<F1>  The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

                      -20-

ITEM 2.  PROPERTIES.

         The offices of the Corporation and the main office of Bank of Alma are located at 311 Woodworth Avenue, Alma, Michigan. Bank of Alma occupies approximately 24,000 square feet of this brick building. The remaining 900 square feet are rented as office space to an unrelated business. Bank of Alma owns this property, as well as a parcel of real estate adjacent to the main office which is presently being used as a parking lot. Bank of Alma also owns a parcel of vacant land at 218 East Center Street, Alma, Michigan, which is currently available for sale.

         Bank of Alma owns and operates one 3-lane drive-up branch in Alma, Michigan. Also located on the Alma branch property is a garage used to house the bank's vehicles and for general storage. A 960 square foot building owned by Bank of Alma in Pine River Township has three inside tellers in addition to the three outside stations.

         Bank of Alma also owns the facilities for six full-service branches and leases the facilities for one other full-service branch. Each of the Ashley, Ithaca, Pine River Township, Riverdale, St. Charles, and Vestaburg branches is owned by Bank of Alma and housed in buildings having slightly less than 2,000 square feet. Bank of Alma leases the facility for the St. Louis branch. The leased facility is approximately 900 square feet consisting of wood frame construction. The lease expires May 31, 1996.

         The main office of Firstbank is located at 102 South Main, Mt. Pleasant, Michigan. The 4,760 square foot facility is leased. The lease began in April of 1991. The initial lease period is for five years with two options to renew for five years each.

         Firstbank operates a branch located in Shepherd, Michigan. The bank owns and occupies approximately 5,800 square feet of space in a brick building. Approximately half the building is used for bank purposes and the other half is leased to other tenants for office purposes. The bank operates a two-lane drive-up facility that is attached to the building and covered by a canopy. Firstbank also owns a parcel that is adjacent to the office which is used as a parking lot.

         Firstbank operates a branch located in Clare, Michigan. The branch is housed in a brick building containing approximately 4,800 square feet of space. The bank owns the building and adjacent real estate used for parking. The bank also operates a two-lane drive-up facility that is attached to the building and covered by a canopy.





                      -21-
         Firstbank operates a branch located in Mt. Pleasant, Michigan. The branch is housed in a brick building containing approximately 1,600 square feet of space. The bank owns the building and adjacent real estate used for parking and operates a single-lane drive-up facility attached to the building.

         Firstbank operates a branch located in Winn, Michigan. This branch facility is housed in a wood frame structure having approximately 1,000 square feet. Firstbank owns the building.
Firstbank also owns the parcel of real estate which is adjacent to the Winn branch site.

         Firstbank also operates a branch located in Union Township, Michigan. The branch located in Union Township is housed in a 3,200 square foot building. The building is owned by Firstbank. The Union Township property houses a three-lane drive-up service.

         The main office of 1st Bank is located at 502 West Houghton Avenue, West Branch, Michigan. The bank occupies approximately 3,565 square feet of office space. 1st Bank owns this property, as well as one lot adjacent to the main office. The lot has a 1,800 square foot single family residence and separate garage. The house is currently rented but is available for future expansion of the bank and for parking needs.

         1st Bank owns and operates branches located in Fairview, Higgins Lake, and Rose City containing approximately 1,500 to 2,300 square feet. 1st Bank owns each of those branches. Each of those branches occupies a wood frame building.

         1st Bank also owns and operates branches located in St.
Helen and West Branch, Michigan.  1st Bank owns those properties.
Each branch occupies a wood frame building having approximately 900 square feet.

         1st Bank operates a branch located in Hale, Michigan. 1st Bank leases the property. The branch occupies a wood frame building containing approximately 2,000 square feet and sublets approximately 1,200 square feet to an unrelated business.

         1st Bank operates a courier service from a 8,500 square foot
brick and steel building.   1st Bank owns the building.  Approximately
2,000 square feet of the building are leased to unrelated businesses.

         Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition, and adequate for their operations.




                      -22-
ITEM 3.  LEGAL PROCEEDINGS.

         The Corporation and its subsidiaries are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Corporation's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following information concerning executive officers of the Corporation who are not directors has been omitted from the registrant's proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

         Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Information concerning the executive officers of the Corporation who are not also directors or nominees for election to the Board of Directors of the Corporation is given below. Except as otherwise indicated, all existing officers have had the same principal employment for over 5 years.

         MARY D. DECI (age 49) has been Chief Financial Officer, Secretary, and Treasurer of the Corporation since 1994. Ms. Deci has been Senior Vice President of Bank of Alma since 1994, and Controller of Bank of Alma since 1988. Ms. Deci has been Vice President of the Corporation and of Bank of Alma since 1989 and has been an officer of Bank of Alma since 1988.

         RICHARD L. JARVIS (age 58) has been Executive Vice President of Firstbank since December, 1991, and has been Vice President of the Corporation since 1987. Mr. Jarvis served as President and Chief Executive Officer of Firstbank from 1987 until December, 1991. Mr. Jarvis served as a director of Firstbank from 1987 to 1991.

         DALE A. PETERS (age 53) has been Vice President of the
    Corporation and President, Chief Executive Officer, and a director of 1st Bank since 1987. He has been Chairman of the Board of 1st Bank since 1988.




                      -23-
         THOMAS R. SULLIVAN (age 45) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of Firstbank since December, 1991. From 1988 to 1991, he was President of the Battle Creek region of Old Kent Bank of Kalamazoo.

         JAMES E. WHEELER, II (age 36), has been Vice President of the Corporation and Senior Vice President and Chief Loan Officer of Bank of Alma since 1989.










































                      -24-
                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         The information under the caption "Common Stock Data" on page 12 in the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors and the consolidated financial statements on pages 13 through 29 and the quarterly results of operations on page 12 in the registrant's annual report to shareholders for the year ended December 31, 1995, are here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.










                      -25-

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the caption "Board of Directors" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 22, 1996, is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee
Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on April 22, 1996, is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 22, 1996, is here incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held
April 22, 1996, is here incorporated by reference.
















                      -26-

                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 1995, in Item 8:

                                                             PAGE NUMBER IN
    STATEMENT OR REPORT                                       ANNUAL REPORT
    Report of Independent Auditors                                  13
    Consolidated Balance Sheets as of December 31, 1995,
         and 1994                                                   14
    Consolidated Statements of Income for the years ended
         December 31, 1995, 1994, and 1993                          15
    Consolidated Statements of Changes in Shareholders'
         Equity for the years ended December 31, 1995, 1994,
         and 1993                                                   16
    Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1994, and 1993                          17
    Notes to Consolidated Financial Statements                   18-29

         The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1995.

    (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)  The following exhibits are filed as part of this report:










                      -27-
NUMBER                             EXHIBIT

  3(a) ARTICLES OF INCORPORATION. Previously filed as an exhibit to registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

  3(b) BYLAWS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2
               (Registration No. 33-68432) filed on September 3, 1993.
                Here incorporated by reference.

10(a)*         FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND
               OFFICERS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2
               (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b) DIVIDEND REINVESTMENT PLAN. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on
               September 3, 1993.  Here incorporated by reference.

10(c)          MAIN OFFICE LEASE.   Previously filed as an exhibit to
               the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(d)*         DEFERRED COMPENSATION PLAN.

10(e)*         TRUST UNDER DEFERRED COMPENSATION PLAN.

10(f)*         STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993.
               Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

13 1995 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21             SUBSIDIARIES OF REGISTRANT.

23             CONSENT OF CROWE, CHIZEK AND COMPANY LLP.

24             POWERS OF ATTORNEY.


                      -28-
27             FINANCIAL DATA SCHEDULE.

*Management contract or compensatory plan.

          The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Mary D. Deci, Secretary, Firstbank Corporation,
311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

(b)  REPORTS ON FORM 8-K.

          During the last quarter of the period covered by this report, the registrant filed no Current Reports on Form 8-K.






































                      -29-
                              SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1996        FIRSTBANK CORPORATION


                              By /S/MARY D. DECI
                                  Mary D. Deci
                                  Vice President, Secretary,
                                  Treasurer, and Chief Financial
                                  Officer


































                      -30-

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 1996                /S/JOHN A. MCCORMACK
                                 John A. McCormack
                                 President, Chief Executive
                                 Officer, and Director
                                 (Principal executive officer)


March 27, 1996                /S/MARY D. DECI
                                 Mary D. Deci
                                 Vice President, Secretary, and Treasurer
                                 (Principal financial and accounting
                                 officer)


March 27, 1996                /S/WILLIAM E. GOGGIN*
                                 William E. Goggin
                                 Director


March 27, 1996                /S/EDWARD B. GRANT*
                                 Edward B. Grant
                                 Director


March 27, 1996                /S/CHARLES W. JENNINGS*
                                 Charles W. Jennings
                                 Director


March 27, 1996                /S/PHILLIP G. PEASLEY*
                                 Phillip G. Peasley
                                 Director


March 27, 1996                /S/DAVID D. ROSLUND*
                                 David D. Roslund
                                 Director

*By /S/MARY D. DECI
     Mary D. Deci
     (Attorney in Fact)




                      -31-

                          INDEX TO EXHIBITS

NUMBER                            EXHIBIT                            PAGE


3(a)        ARTICLES OF INCORPORATION.  Previously filed as an        **
            exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on
            September 3, 1993.  Here incorporated by reference.

3(b)        BYLAWS.  Previously filed as an exhibit to the            **
            registrant's Registration Statement on Form S-2
            (Registration No. 33-68432) filed on September 3, 1993.
            Here incorporated by reference.

10(a)* FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND OFFICERS. ** Previously filed as an exhibit to the registrant's
            Registration Statement on Form S-2 (Registration No.
            33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)       DIVIDEND REINVESTMENT PLAN.  Previously filed as an       **
            exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on
            September 3, 1993. Here incorporated by reference.

10(c)       MAIN OFFICE LEASE.   Previously filed as an exhibit to    **
            the registrant's Registration Statement on Form S-2
            (Registration No. 33-68432) filed on September 3, 1993.
            Here incorporated by reference.

10(d)*      DEFERRED COMPENSATION PLAN.

10(e)*      TRUST UNDER DEFERRED COMPENSATION PLAN.

10(f)*      STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993.           **
            Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

13 1995 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21          SUBSIDIARIES OF REGISTRANT.

23          CONSENT OF CROW, CHIZEK AND COMPANY LLP.

                      -32-
24          POWERS OF ATTORNEY.

27          FINANCIAL DATA SCHEDULE.

________________________

      *Management contract or compensatory plan.
     **This Exhibit is filed by incorporation by reference to a prior filing.










































                      -33-