Form 10-Q
period 1996-03-31
FIRSTBANK CORP
filed 1996-05-10
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1996

                                    or

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

     Common stock . . . 1,543,205 shares outstanding as of April 30, 1996.








                                   INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (UNAUDITED)

         Consolidated balance sheets . . . . March 31, 1996
             and December 31, 1995.                                page 3
         Consolidated statements of income . . . . three
             months ended March 31, 1996, and March 31, 1995. page 4 Consolidated statements of changes in shareholders'
             equity                                                page 5
         Consolidated statements of cash flows . . . . three
             months ended March 31, 1996, and March 31, 1995.      page 6
         Notes to consolidated financial statements . . . .
             March 31, 1996.                                       page 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                      page 10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders       page 13

Item 6.  Exhibits and Reports on Form 8-K                          page 13


SIGNATURES                                                         page 14


EXHIBITS

Exhibit 27 -- Financial Data Schedule                              page 15
















                  Page 2 of 18

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1996, AND DECEMBER 31, 1995
                                (UNAUDITED)
                                                           MARCH 31,       DECEMBER 31,
                                                             1996              1995
ASSETS
Cash and due from banks                                  $ 13,817,410     $ 15,526,265
Interest bearing deposits with banks                          167,606          272,475
Overnight investments                                       2,250,000          950,000
        Total cash and cash equivalents                    16,235,016       16,748,740

Securities available for sale                              62,915,729       61,266,466
Loans
 Loans held for sale                                        8,008,463        2,606,213
 Portfolio Loans
   Commercial                                             118,499,564      115,779,085
   Real estate mortgage                                    88,398,717       88,146,830
   Consumer                                                60,797,585       58,315,109
                         Total loans                      275,704,329      264,847,237
 Less allowance for loan losses                            (5,126,000)      (4,876,000)
                           Net loans                      270,578,329      259,971,237
Premises and equipment, net                                 6,992,993        7,006,008
Accrued interest receivable                                 2,509,839        2,259,443
Other assets                                                5,432,126        5,690,931
                   TOTAL ASSETS                          $364,664,032     $352,942,825

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
 Noninterest bearing accounts                            $ 37,210,040     $ 38,847,288
 Interest bearing accounts:
   Demand                                                  68,033,158       64,288,096
   Savings                                                 58,269,167       54,343,238
   Time                                                   151,198,358      149,344,719
                      Total deposits                      314,710,723      306,823,341
Securities sold under agreements to
 repurchase and overnight borrowings                       14,751,786       11,842,279
Accrued interest and other liabilities                      4,882,454        4,424,552
                   Total liabilities                      334,344,963      323,090,172








                                  Page 3 of 18

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
 shares authorized, none issued
Common stock; 2,500,000 shares authorized,
 1,542,844 shares issued and outstanding
 (1,542,295 in December 1995)                              21,368,054       21,355,293
Retained earnings                                           8,359,618        7,583,783
Unrealized gain on available for sale securities              591,397          913,577
        Total shareholders' equity                         30,319,069       29,852,653
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $364,664,032     $352,942,825

See notes to consolidated financial statements







































                  Page 4 of 18

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (UNAUDITED)
                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                    1996               1995
Interest income:
 Interest and fees on loans                                      $6,410,977         $5,315,471
 Investment securities
   Available for sale - Taxable                                     504,912            359,311
   Available for sale - Exempt from Federal Income Tax              385,718             22,189
   Held to maturity - Taxable                                                          153,525
   Held to maturity - Exempt from Federal Income Tax                                   369,906
 Interest bearing deposits with banks                                 4,871                639
 Overnight investments                                               47,286             14,252
                                Total interest income             7,353,764          6,235,293

Interest expense:
 Deposits                                                         3,103,316          2,501,505
 Notes payable and other                                            149,174              3,812
                               Total interest expense             3,252,490          2,506,317
                                  Net interest income             4,101,274          3,729,976
Provision for loan losses                                           297,000            340,000
                            Net interest income after
                            provision for loan losses             3,804,274          3,389,976
Noninterest income:
 Service charges on deposit accounts                                240,671            224,471
 Gain on sale of mortgage loans                                     154,491             62,527
 Trust fees                                                          52,129             49,684
 Gain on sale of securities                                             888              8,478
 Other                                                              331,326            224,929
                               Total noninterest income             779,505            570,089
Noninterest expense:
 Salaries and employee benefits                                   1,611,847          1,363,451
 Occupancy                                                          494,263            338,301
 FDIC Insurance premium                                              21,814            141,751
 Michigan Single Business Tax                                        81,200             73,000
 Other                                                              944,108            765,588
                    Total noninterest expense                     3,153,232          2,682,091
Income before federal income taxes                                1,430,547          1,277,974
Federal income taxes                                                377,000            324,000

                                             NET INCOME          $1,053,547         $  953,974




                                  Page 5 of 18
Per Share:

                    NET INCOME                                   $     0.68         $     0.63

                    DIVIDENDS                                    $     0.18         $     0.14

See notes to the consolidated financial statements












































                  Page 6 of 18

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                                                                              NET UNREALIZED
                                                                               APPRECIATION
                                                                              (DEPRECIATION)
                                                                               ON AVAILABLE     UNALLOCATED
                                                COMMON          RETAINED         FOR SALE          ESOP
                                                STOCK           EARNINGS        SECURITIES        SHARES           TOTAL
BALANCES AT DECEMBER 31, 1994                 $19,540,938      $6,550,164      $ (336,272)      $(158,817)      $25,596,013
 Cash dividends - $.66 per share                               (1,013,748)                                       (1,013,748)
 5% stock dividend - 73,113 shares              1,809,547      (1,818,112)                                           (8,565)
 Issuance of 63 shares of common stock
   through exercise of stock options                1,289                                                             1,289
 Issuance of 145 shares of common stock             3,519                                                             3,519
 Allocation of 15,414 ESOP shares                                                                 158,817           158,817
 Net change in unrealized appreciation
   (depreciation) on available for
   sale securities                                                              1,249,849                         1,249,849
 Net income for 1995                                            3,865,479                                         3,865,479
BALANCES AT DECEMBER 31, 1995                  21,355,293       7,583,783         913,577               0        29,852,653
 Cash dividends - $.18 per share                                 (277,713)                                         (277,713)
 Issuance of 550 shares of common stock
   through exercise of stock options               12,762                                                            12,762
 Net change in unrealized appreciation
   (depreciation) on available for
   sale securities                                                               (322,180)                         (322,180)
 Net income year to date                                        1,053,547                                         1,053,547
BALANCES AT MARCH 31, 1996                    $21,368,055      $8,359,617      $  591,397       $       0       $30,319,069


See notes to consolidated financial statements.















                  Page 7 of 18

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 1996 AND 1995
                                (UNAUDITED)
                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             1996             1995
OPERATING ACTIVITIES
 Net income                                                              $ 1,053,547      $   953,974
 Adjustments to reconcile net income to net cash provided
   by operating activities
   Provision for loan losses                                                 297,000          340,000
   Depreciation of premises and equipment                                    185,739          129,853
   Net amortization of security premiums/discounts                            88,608           60,665
   Gain on sale of securities                                                   (888)          (8,478)
   Allocation of common stock to ESOP participants                                             39,705
   Amortization of goodwill and other intangibles                             55,736           64,186
   Gain on sale of mortgage loans                                           (154,491)         (62,527)
   Proceeds from sales of mortgage loans                                   9,596,749        6,460,587
   Unrealized loss on loans held for sale                                    124,799
   Loans originated for sale                                             (14,844,508)      (3,985,066)
   Decrease (increase) in accrued interest receivable
     and other assets                                                        118,647       (1,091,991)
   Increase in accrued interest payable and other liabilities                457,902          277,977
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,021,160)       3,178,885

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale                                        4,070,876
 Proceeds from maturities of securities available for sale                 2,605,293          358,959
 Proceeds from maturities of securities held to maturity                                    2,737,870
 Purchases of securities available for sale                               (4,830,430)      (1,016,719)
 Purchases of securities held to maturity                                                    (744,606)
 Net increase in portfolio loans                                          (5,626,641)      (9,798,794)
 Net purchases of premises and equipment                                    (172,724)        (274,812)
                             NET CASH USED IN INVESTING ACTIVITIES        (8,024,502)      (4,667,226)

FINANCING ACTIVITIES
 Net increase in deposits                                                  7,887,382        7,870,997
 Increase (decrease) in securities sold under agreements
   to repurchase and other short term borrowings                           2,909,507       (5,708,714)
 Cash proceeds from issuance of common stock                                  12,762
 Cash dividends                                                             (277,713)        (220,346)
                             NET CASH USED IN FINANCING ACTIVITIES        10,531,938        1,941,937





                                  Page 8 of 18
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (513,724)         453,596
Cash and cash equivalents at beginning of period                          16,748,740       15,858,861
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD       $16,235,016      $16,312,457


Supplemental Disclosure
 Interest Paid                                                           $ 3,181,744      $ 2,351,287
 Income Taxes Paid                                                       $    75,000             NONE

See notes to consolidated financial statements.









































                  Page 9 of 18
                        FIRSTBANK CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                             (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares for 1995) for each period, 1,542,844 in 1996 and 1,534,375 in 1995.


NOTE B - SECURITIES

Individual securities held in the security portfolio are classified as securities available for sale. Securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternate investments, liquidity needs or other factors. As required by SFAS 115, securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity until realized.

During the first quarter of 1995, the Corporation sold no securities. Small gains were realized on securities called prior to maturity.


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the



                  Page 10 of 18
Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $42,281,010 and $43,503,341 at March 31, 1996, and
December 31, 1995, respectively.


NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                   MARCH 31,   DECEMBER 31,
         (DOLLARS IN THOUSANDS)                      1996         1995
     Nonperforming loans:
          Nonaccrual loans                          $  132       $   47
          Loans 90 days or more past due               235          386
          Renegotiated loans                           172          182
                    Total nonperforming loans       $  539       $  615
     Property from defaulted loans                  $    0       $    0
     Nonperforming loans as a percent of:
          Total loans                                  .20%         .23%
          Allowance for loan losses                  10.52%       12.61%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                   THREE            THREE             TWELVE
                                                   MONTHS           MONTHS            MONTHS
                                                   ENDED            ENDED             ENDED
                                                  MARCH 31,        MARCH 31,       DECEMBER 31,
         (DOLLARS IN THOUSANDS)                     1996             1995             1994
     Balance at beginning of period              $  4,876         $  4,100         $  4,100
     Charge-offs                                     (113)             (97)            (738)
     Recoveries                                        66               98              429
           Net charge-offs                            (47)               1             (309)
           Additions to allowance for
             loan losses                              297              340            1,085
           Balance at end of period              $  5,126         $  4,441         $  4,876




                              Page 11 of 18
Average loans outstanding
     during the period                           $268,216         $226,985         $243,962
Loans outstanding at end of period               $275,704         $230,777         $264,847
Allowance as a percent of:
     Total loans at end of period                    1.86%            1.92%            1.84%
     Nonperforming loans at end of period             951%             941%             793%
Net charge-offs as a percent of:
     Average loans outstanding                        .07%             .00%             .13%
     Average Allowance for loan losses               3.80%            (.02)%           6.93%


NOTE E - RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


NOTE F - ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" (SFAS No. 122). This statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells or secures mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under previous practice, all such costs were assigned to the loan. The costs allocated to mortgage servicing rights are recorded as a separate asset and are amortized in proportion to, and over the life of, the net servicing income. The Corporation adopted SFAS #122 as of January 1, 1996, and its adoption has had no material impact on the company's financial position or results of operations.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS 123. Companies that elect to continue with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS 123 had been adopted. Disclosure requirements are effective for financial statements issued after December 15, 1995. Companies which elect to continue measuring compensation costs under current guidance


                  Page 12 of 18
must present pro-forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, however that disclosure need not be made until financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS 123 and will continue to apply its current method of accounting. Accordingly, adoption of the SFAS 123 will have no impact on the Company's consolidated financial position or results of operations.










































                  Page 13 of 18
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), and 1st Bank (West Branch)
(collectively, the "Banks").

FINANCIAL CONDITION

Assets of the corporation increased $12 million, or 3.3%, from December 31, 1995, to March 31, 1996. The majority of the asset growth, $11 million, has occurred in loans. Although all classifications of loans have seen increases, commercial loans have increased $3 million and loans held for sale have increased $5 million in this three month period. Loans held for sale are residential mortgage loans.

The allowance for loan losses has increased $250,000 or 5.1% in the first quarter of 1996. The allowance is 1.86% of outstanding loans at March 31, 1996, compared to 1.84% at December 31, 1995. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

During the first quarter of 1996, securities have increased 2.7%, or $1.6 million. All securities are classified as available for sale. Securities totaling $2.6 million have matured during the first three months of 1996. During the same period, the Corporation has purchased securities totaling $4.8 million. Some securities have been purchased to mitigate the rate risk of longer term repurchase agreements.

Premises and equipment have shown a very slight decline during the first quarter as depreciation has exceeded acquisition of fixed assets.

Cash and cash equivalents have also declined slightly in the first three months of 1996. The $514,000, or 3.1%, decrease represents a redeployment of cash to fund loan growth.

Total deposits have shown an $8 million increase from December 31, 1995, to March 31, 1996. This entire growth was generated from our current service areas, and does not include any branch acquisition or brokered deposits. Both demand deposit accounts and savings accounts increased about $4 million. Noninterest bearing accounts decreased $1.6 million while time deposits increased $1.9 million. The


                  Page 14 of 18
affiliate banks have offered selective promotions to increase core deposits. In addition, the Banks have been successful in bidding for municipal monies. Securities sold under agreements to repurchase have increased 24.6%, or $2.9 million, since the end of 1995. Much of this growth has been the result of a cash management account offered by the Banks to commercial customers. This product was developed as a defensive strategy to offer businesses an interest bearing alternative to nonbank interest bearing products.

Total shareholders' equity reflects a $466,000, or 1.56%, increase in the first three months of 1996. Net income of $1,054,000 and stock transactions of $13,000 increased shareholders' equity while dividends of $278,000 and a change in net unrealized gain on available for sale securities of $322,000 reduced shareholders' equity. Book value per share at December 31, 1995, was $19.36 compared to $19.65 at March 31, 1996.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                         TIER 1      RISK-BASED
      (DOLLARS IN THOUSANDS)                              LEVERAGE       CAPITAL       CAPITAL
Capital balances at March 31, 1996                         $27,366       $27,366       $30,845
Required Regulatory Capital                                 14,110        11,066        22,131
Capital in excess of regulatory minimums                   $13,256       $16,300       $ 8,714

Capital ratios at March 31, 1996                              7.76%         9.89%        11.15%
Regulatory capital ratios -- "well capitalized"
     definition                                               5.00%         6.00%        10.00%
Regulatory capital ratios -- minimum requirement              4.00%         4.00%         8.00%

RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $1,054,000, a 10% increase over the $954,000 earned in the first quarter of 1995. Net interest income of $4.1 million was up 10% also from the same period of 1995. Earning assets for the first quarter of 1996 are $47 million higher at $341 million than at March 31, 1995, when they were $294 million. The increase in earning assets should continue to strengthen net interest income. Net income per share has increased 7.9% from $.63 to $.68, or $.05 per share, for the first quarter ending March 31, 1996, when compared to the first quarter of 1995. The 1995 per share results have been restated to reflect the 1995 5% stock dividend.

The provision for loan losses, at $297,000 for the first quarter of 1996 is $43,000, or 12.7% less than the same period last year. The

                  Page 15 of 18
quarter's provision maintains the allowance in the range management feels appropriate upon analyzing the loan portfolio.

Noninterest income increased $209,000, or 36.7%, during the first quarter of 1996 when compared to the first quarter of 1995. Two major items explain the majority of this difference. Gain on sale of mortgages increased $92,000 from 1995. Mortgage sales increased over $3 million, or 49%, in the first quarter of 1996 over the same period in 1995, resulting in this increase. Other noninterest income was enhanced by a one time recovery from a charged off loan of $61,000 which explains the majority of the increase in this line item.

Total noninterest expense increased 17.6%, or $471,000, during the first three months of 1996 when compared to the same period in 1995. Salaries and employee benefits increased by $248,000, or 53% of the overall increase. The Corporation operated one additional branch in 1996 that was not included in the first quarter 1995 results.

The overall growth of the Corporation has necessitated increasing employees from 185 FTE at March 31, 1995, to 207 at March 31, 1996. Included in the 22 FTE increase are 5 additional employees employed at the branch which was acquired in June of 1995.

Occupancy expense increased $156,000 during the first three months of 1996 when compared to the corresponding period in 1995. The majority of the increase is due to technology upgrades. The Corporation installed a new mainframe computer in the fourth quarter of 1995. The previous mainframe had been fully depreciated by the end of 1994. Therefore, there was no mainframe depreciation in the first quarter 1995 results. The Corporation has also installed wide area networks at two of the Banks. The depreciation costs for those installations along with increased communication costs have contributed to the increase in occupancy expense.

The first quarter 1996 FDIC insurance premium charges were $120,000, or 85% less than the first quarter of 1995. Two Banks are paying for insurance on purchased SAIF deposits, while the third Bank is assessed the minimum $500/quarter FDIC fee. Each Bank maintains risk based capital at a level to qualify them for the lowest FDIC insurance assessment rate.

Other noninterest expense increased $179,000 in the three month period ending March 31, 1996, when compared to the same period in 1995. The majority of this change, $125,000 or 70%, was due to the unrealized loss on mortgage loans available for sale. As previously discussed, the available for sale portfolio grew $5 million during the first quarter of 1996. The high volume of mortgage loans combined with a rapidly changing rate environment led to the market value of several mortgages declining below the book value. Management continues to monitor the classification of available for sale mortgage loans.

                  Page 16 of 18
                     PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The registrant's annual meeting of shareholders was held on April 22, 1996. At that meeting, the only matters acted upon were the election of directors and procedural matters.

                                                              VOTES CAST
                                                        FOR             WITHHELD
      ELECTION OF DIRECTORS
      All nominees for director were elected:
            Edward B. Grant                        1,353,575.6942      1,926.3922
            Phillip G. Peasley                     1,353,575.6942      1,926.3922

      The terms of office of the following directors continued after the meeting:
            William E. Goggin
            Charles W. Jennings
            John McCormack
            David D. Roslund


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit 27 -- Financial Data Schedule

        (b)    Reports on Form 8-K

               NONE















                  Page 17 of 18
                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date: MAY 10, 1996                 \s\ JOHN  MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer
                                   and Director (Principal Executive
                                   Officer)


Date: MAY 10, 1996                 \s\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Financial
                                   Officer and Chief Accounting
                                   Officer)
























                  Page 18 of 18