Form 10-Q
period 1996-06-30
FIRSTBANK CORP
filed 1996-08-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1996

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from __________ to ___________.

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

                              (517) 463-3131
           (Registrant's telephone number, including area code)

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

     Common stock . . . 1,544,074 shares outstanding as of July 31, 1996.








                                   INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (UNAUDITED)

         Consolidated balance sheets . . . . June 30, 1996
             and December 31, 1995.                                 page 3
         Consolidated statements of income . . . . three
             months ended June 30, 1996, and June 30, 1995.         page 4
         Consolidated statements of income . . . . six
             months ended June 30, 1996, and June 30, 1995.         page 5
         Consolidated statements of changes in shareholders'
             equity                                                 page 6
         Consolidated statements of cash flows . . . . six
             months ended June 30, 1996, and June 30, 1995.         page 7
         Notes to consolidated financial statements . . . .
             June 30, 1996.                                         page 8

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

Item 6.  Exhibits and Reports on Form 8-K                           page 14


SIGNATURES                                                          page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                               page 16
















                  Page 2 of 20

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1996 AND DECEMBER 1, 1995
                                (UNAUDITED)

                                                                      JUNE 30,           DECEMBER 31,
                                                                        1996                1995
ASSETS
Cash and due from banks                                            $ 14,692,605         $ 15,526,265
Interest bearing deposits with banks                                    197,316              272,475
Overnight investments                                                 1,400,000              950,000
                                                                   ------------         ------------
                         Total cash and cash equivalents             16,289,921           16,748,740

Securities available for sale                                        56,576,580           61,820,558
Loans
 Loans held for sale                                                 10,172,098            2,606,213
 Portfolio Loans
   Commercial                                                       121,485,606          115,779,085
   Real estate mortgage, portfolio                                   97,754,706           88,146,830
   Consumer                                                          64,341,107           58,315,109
                                                                   ------------         ------------
                                             Total loans            293,753,517          264,847,237

 Less allowance for loan losses                                      (5,468,000)          (4,876,000)
                                                                   ------------         ------------
                                               Net loans            288,285,517          259,971,237
Premises and equipment, net                                           7,014,821            7,006,008
Accrued interest receivable                                           2,432,510            2,259,443
Other assets                                                          5,391,481            5,136,839
                                                                   ------------         ------------
                                            TOTAL ASSETS           $375,990,830         $352,942,825
                                                                   ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
 Noninterest bearing accounts                                      $ 44,148,767         $ 39,030,563
 Interest bearing accounts:
   Demand                                                            70,073,710           64,288,096
   Savings                                                           60,232,972           54,343,238
   Time                                                             151,563,529          149,344,719
                                                                    -----------          -----------
                                          Total deposits            326,018,978          307,006,616





                                  Page 3 of 20
Securities sold under agreements to
 repurchase and overnight borrowings                                 14,790,187           11,842,279
Accrued interest and other liabilities                                4,277,298            4,241,277
                                                                   ------------         ------------
                                       Total liabilities            345,086,463          323,090,172

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
 shares authorized, none issued
Common stock; 2,500,000 shares authorized,
 1,544,074 shares issued and outstanding
 (1,542,295 in December 1995)                                        21,396,369           21,355,293
Retained earnings                                                     9,139,270            7,583,783
Unrealized gain on available for sale securities                        368,728              913,577
                                                                   ------------         ------------
                              Total shareholders' equity             30,904,367           29,852,653
                                                                   ------------         ------------
                                   TOTAL LIABILITIES AND
                                    SHAREHOLDERS' EQUITY           $375,990,830         $352,942,825
                                                                   ============         ============

See notes to consolidated financial statements





























                                  Page 4 of 20

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                          1996                1995
Interest income
 Interest and fees on loans                            $6,755,605          $5,776,038
 Investment securities
   Taxable                                                497,662             467,731
   Exempt from Federal Income Tax                         360,922             385,486
 Interest bearing deposits with banks                       4,731               8,210
 Overnight investments                                     22,227              93,105
                                                       ----------          ----------
                           Total interest income        7,641,147           6,730,570

Interest expense:
 Deposits                                               3,058,550           2,755,642
 Notes payable and other                                  195,956             137,808
                                                       ----------          ----------
                          Total interest expense        3,254,506           2,893,450
                             Net interest income        4,386,641           3,837,120
Provision for loan losses                                 535,000             230,000
                                                       ----------          ----------
       Net interest income after provision for
         loan losses                                    3,851,641           3,607,120
Noninterest income:
 Gain on sale of mortgage loans                           164,373              54,055
 Service charges on deposit accounts                      261,896             235,841
 Trust fees                                                63,727              53,947
 Gain (loss) on sale of securities                           (756)             15,604
 Other                                                    245,952             241,774
                                                       ----------          ----------
                        Total noninterest income          735,192             601,221
Noninterest expense:
 Salaries and employee benefits                         1,667,625           1,551,360
 Occupancy                                                392,561             385,772
 FDIC Insurance premium                                    21,815             141,751
 Michigan Single Business Tax                              89,500              72,400
 Other                                                    875,983             806,133
                                                       ----------          ----------
                       Total noninterest expense        3,047,484           2,957,416
Income before federal income taxes                      1,539,349           1,250,925
Federal income taxes                                      420,000             301,000
                                                       ----------          ----------

                                      NET INCOME       $1,119,349          $  949,925
                                                       ==========          ==========
                                  Page 5 of 20
Per Share:
                                      NET INCOME       $     0.73          $     0.62
                                                       ==========          ==========

                                       DIVIDENDS       $     0.22          $     0.17
                                                       ==========          ==========

See notes to consolidated financial statements











































                                  Page 6 of 20

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                      SIX MONTHS
                                                                     ENDED JUNE 30,
                                                               1996                 1995
Interest income:
 Interest and fees on loans                                $13,166,582          $11,091,509
 Investment securities
   Taxable                                                   1,006,550              983,567
   Exempt from Federal Income Tax                              746,640              777,581
 Interest bearing deposits with banks                            9,602                8,849
 Overnight investments                                          69,513              107,357
                                                           -----------          -----------
                           Total interest income            14,998,887           12,968,863

Interest expense:
 Deposits                                                    6,161,866            5,117,877
 Notes payable and other                                       345,130              280,890
                                                           -----------          -----------
                          Total interest expense             6,506,996            5,398,767
                             Net interest income             8,491,891            7,570,096
Provision for loan losses                                      832,000              570,000
                                                           -----------          -----------
    Net interest income after provision for loan losses      7,659,891            7,000,096
Noninterest income:
 Gain on sale of mortgage loans                                318,864              116,582
 Service charges on deposit accounts                           497,581              460,312
 Trust fees                                                    115,856              103,631
 Gain on sale of securities                                        132               24,082
 Other                                                         578,288              463,703
                                                           -----------          -----------
                        Total noninterest income             1,510,721            1,168,310
Noninterest expense:
 Salaries and employee benefits                              3,279,472            2,914,811
 Occupancy                                                     886,824              724,073
 FDIC Insurance premium                                         43,629              283,502
 Michigan Single Business Tax                                  170,700              145,400
 Other                                                       1,820,091            1,571,721
                                                           -----------          -----------
                       Total noninterest expense             6,200,716            5,639,507
Income before federal income taxes                           2,969,896            2,528,899
Federal income taxes                                           797,000              625,000
                                                           -----------          -----------

                                      NET INCOME           $ 2,172,896          $ 1,903,899
                                                           ===========          ===========

                                  Page 7 of 20
Per Share:
                                      NET INCOME           $      1.41          $      1.25
                                                           ===========          ===========

                                       DIVIDENDS           $      0.40          $      0.31
                                                           ===========          ===========

See notes to consolidated financial statements











































                                  Page 8 of 20

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                                                                 NET UNREALIZED
                                                                                  APPRECIATION
                                                                                 (DEPRECIATION)
                                                                                        ON           UNALLOCATED
                                                                                  AVAILABLE FOR
       (in thousands)                             COMMON           RETAINED            SALE             ESOP
                                                  STOCK            EARNINGS         SECURITIES          SHARES           TOTAL
BALANCES AT DECEMBER 31, 1994                  $19,540,938       $ 6,550,164       $ (336,272)        $(158,817)      $25,596,013
 Cash dividends - $.66 per share                                  (1,013,748)                                          (1,013,748)
 5% stock dividend - 73,113 shares               1,809,547        (1,818,112)                                              (8,565)
 Issuance of 63 shares of common stock
   through exercise of stock options                 1,289                                                                  1,289
 Issuance of 145 shares of common stock              3,519                                                                  3,519
 Allocation of 15,414 ESOP shares                                                                       158,817           158,817
 Net change in unrealized appreciation
   (depreciation) on available for
   sale securities                                                                  1,249,849                           1,249,849
 Net income for 1995                                               3,865,479                                            3,865,479
                                               -----------       -----------       ----------         ---------       -----------
BALANCES AT DECEMBER 31, 1995                   21,355,293         7,583,783          913,577                 0        29,852,653
 Cash dividends - $.40 per share                                    (617,409)                                            (617,409)
 Issuance of 1779 shares of common stock
   through exercise of stock options                41,076                                                                 41,076
 Net change unrealized appreciation
   (depreciation) on available for
   sale securities                                                                   (544,849)                           (544,849)
 Net income year to date                                           2,172,896                                            2,172,896
                                               -----------       -----------       ----------         ---------       -----------
BALANCES AT JUNE 30, 1995                      $21,396,369       $ 9,139,270       $  368,728         $       0       $30,904,367
                                               ===========       ===========       ==========         =========       ===========

See notes to consolidated financial statements











                                  Page 9 of 20

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          JUNE 30, 1996 AND 1995
                                (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             1996                1995
OPERATING ACTIVITIES
 Net income                                                             $  2,172,896        $  1,903,899
 Adjustment to reconcile net income to net cash provided
   by operating activities
   Provision for loan losses                                                 832,000             570,000
   Depreciation of premises and equipment                                    363,006             268,729
   Net amortization of security premiums/discounts                           183,450              94,927
   Gain on sale of securities                                                   (132)            (24,082)
   Allocation of common stock to ESOP participants                                                79,410
   Amortization of goodwill and other intangibles                            134,385             123,176
   Gain on sale of mortgage loans                                           (318,864)           (116,582)
   Proceeds from sales of mortgage loans                                  17,898,622          11,528,710
   Unrealized loss on loans held for sale                                    164,973
   Loans originated for sale                                             (25,145,643)        (10,967,088)
   Increase in accrued interest receivable and other assets                 (281,414)         (1,631,690)
   Increase in accrued interest payable and other liabilities                 36,021             684,414
                                                                        ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (3,960,700)          2,513,823

INVESTING ACTIVITIES
 Proceeds from sale of securities available for sale                       2,035,499           6,469,323
 Proceeds from maturities of securities available for sale                11,600,296             800,877
 Proceeds from maturities of securities held to maturity                                       7,546,693
 Purchases of securities available for sale                               (9,400,664)         (1,519,766)
 Purchases of securities held to maturity                                                       (241,559)
 Net increase in portfolio loans                                         (21,745,368)        (22,590,706)
 Net purchases of premises and equipment                                    (371,819)         (1,220,045)
                                                                        ------------        ------------
                       NET CASH USED IN INVESTING ACTIVITIES             (17,882,056)        (10,755,183)

FINANCING ACTIVITIES
 Net increase in deposits                                                 19,012,362          29,545,885
 Increase (decrease) in securities sold under agreements
   to repurchase and other short term borrowings                           2,947,908          (4,907,486)
 Cash dividends                                                             (617,409)           (484,849)
 Proceeds from issuance of common stock                                       41,076                 686
                                                                        ------------        ------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES              21,383,937          24,154,236


                                  Page 10 of 20

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (458,819)         15,912,876
Cash and cash equivalents at beginning of period                          16,748,740          15,858,861
                                                                        ------------        ------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 16,289,921        $ 31,771,737
                                                                        ============        ============
Supplemental Disclosure
 Interest Paid                                                           $ 6,562,780         $ 5,199,037
 Income Taxes Paid                                                       $ 1,125,000         $   685,000

See notes to consolidated financial statements









































                                  Page 11 of 20

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares for 1995) for each period, 1,543,041 in 1996 and 1,530,247 in 1995.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $47,040,549 and $43,503,341 at June 30, 1996, and December 31, 1995, respectively.




                                  Page 12 of 20
NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                         JUNE 30,     DECEMBER 31,
            (DOLLARS IN THOUSANDS)                         1996          1995
     Nonperforming loans:
          Nonaccrual loans                                 $ 73          $ 47
          Loans 90 days or more past due                    402           386
          Renegotiated loans                                167           182
                                                           ----          ----
                    Total nonperforming loans              $642          $615
                                                           ====          ====

     Property from defaulted loans                         $113          $  0
                                                           ====          ====

     Nonperforming loans as a percent of:
          Total loans                                      .22%          .23%
                                                           ====          ====

          Allowance for loan losses                      11.74%        12.61%
                                                         ======        ======

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.















                                  Page 13 of 20

                                                  SIX               SIX               TWELVE
                                                 MONTHS            MONTHS             MONTHS
                                                 ENDED             ENDED              ENDED
                                                JUNE 30,          JUNE 30,         DECEMBER 31,
       (DOLLARS IN THOUSANDS)                     1996              1995              1995
     Balance at beginning of period             $  4,876          $  4,100          $  4,100

     Charge-offs                                    (360)             (509)             (738)
     Recoveries                                      120               289               429
                                                --------          --------          --------

        Net charge-offs                             (240)             (220)             (309)
        Additions to allowance for
          loan losses                                832               570             1,085
                                                --------          --------          --------

        Balance at end of period                $  5,468          $  4,450          $  4,876
                                                ========          ========          ========

Average loans outstanding
     during the period                          $277,661          $232,835          $243,962
                                                ========          ========          ========

Loans outstanding at end of period              $293,754          $245,316          $264,847
                                                ========          ========          ========

Allowance as a percent of:
     Total loans at end of period                  1.86%             1.81%             1.84%
                                                   =====             =====             =====

     Nonperforming loans at end of period           852%              838%              793%
                                                    ====              ====              ====

Net charge-offs as a percent of:
     Average loans outstanding                      .09%              .09%              .13%
                                                     ===               ===               ===

     Average Allowance for loan losses             4.77%             5.10%             6.93%
                                                   =====             =====             =====








                                  Page 14 of 20
NOTE E - RECLASSIFICATION

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS
123). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS 123. Companies that elect to continue with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS 123 had been adopted. Disclosure requirements are effective for financial statements issued after December 15, 1995. Companies which elect to continue measuring compensation costs under current guidance must present pro-forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994. However that disclosure need not be made until financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS 123 and will continue to apply its current method of accounting. Accordingly, adoption of the SFAS 123 will have no impact on the Company's consolidated financial position or results of operations.







                                  Page 15 of 20
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), and 1st Bank (West Branch) (collectively, the "Banks").

FINANCIAL CONDITION

The Corporation's assets have increased $23 million, or 6.5%, during the first six months of 1996. During the same time period, loans have grown by $29 million, or 10.9%, when compared to December 31, 1995. All segments of the loan portfolio have experienced growth during the first half of 1996. At June 30, 1996, the Corporation's loan to deposit ratio was 86.8%. All loans classified as loans held for sale are residential mortgage loans. Loan demand remains strong in all market areas.

The allowance for loan losses has increased $592,000 from December 31, 1995, to June 30, 1996. The provision for loan losses of $832,000 increased the allowance while net chargeoffs decreased the allowance by $240,000. The allowance is 1.86% of outstanding loans and 852% of nonperforming at June 30, 1996, as compared to 1.84% of outstanding loans and 793% of nonperforming loans at December 31, 1995. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

All of the Corporation's securities are classified as available for sale. During the first half of 1996, securities have declined $5 million or 8.5%. The proceeds from the net reduction of investment securities have been deployed to fund loan demand.

Total deposits have increased $19 million, or 6.2%, during the first half of 1996. All of this growth has been generated from our current market areas. The Corporation has not acquired brokered deposits or branches in the first half of 1996 to augment the deposit total. All classes of deposits have grown over this six month period, with transaction accounts leading the increases. Securities sold under agreements to repurchase and overnight borrowings grew 24.9% or nearly $3 million since the end of 1995. Much of this growth has occurred due to a new cash management product offered by the Banks. The cash management product was developed as a defensive strategy to retain commercial customer deposit dollars.

Total shareholders' equity grew by $1,052,000, or 3.5%, during the first six months of 1996. Net income of $2,173,000 and stock transactions of $41,000 increased shareholders' equity while dividends of $617,000 and


                                  Page 16 of 20
change in net unrealized gain (loss) on available for sale securities of $545,000 reduced shareholders' equity. Book value per share was $20.01 at June 30, 1996, compared to $19.36 per share at December 31, 1995.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                        TIER 1          RISK-BASED
         (DOLLARS IN THOUSANDS)                        LEVERAGE         CAPITAL          CAPITAL
Capital balances at June 30, 1996                      $28,657          $28,657          $32,247
Required Regulatory Capital                             14,389           11,412           22,824
                                                       -------          -------          -------
Capital in excess of regulatory minimums               $14,268          $17,245          $ 9,423
                                                       =======          =======          =======

Capital ratios at June 30, 1996                          7.97%           10.04%           11.30%
Regulatory capital ratios -- "well capitalized"
     definition                                          5.00%            6.00%           10.00%
Regulatory capital ratios -- minimum requirement         4.00%            4.00%            8.00%

RESULTS OF OPERATIONS

Net income for the second quarter of 1996 was $1,119,000 compared to $950,000 for the same period in 1995. This increase of $169,000 represents a gain of 17.79%. For the first six months of 1996, net income was $2,173,000 compared to $1,904,000 for the same period in 1995 representing a $268,000, or 14.13%, increase.

Net interest margin was 5.21% for the six months and 5.27% for the three months ending June 30, 1996, compared to 5.41% and 5.33% for the same periods in 1995. Net interest margin is computed by dividing annualized net interest income by average earning assets. Net interest income increased 12.2% during the first half of 1996 when compared to the same period in 1995. During this same time, average earning assets increased 15.5%. When the percentage growth of average earning assets is greater than the percentage increase in annualized net interest income, net margin will decrease. Although net interest margin has narrowed slightly from the previous year, the net interest margin of both the second quarter and first half of 1996 remain strong.

The provision for loan losses was $832,000 for the first half and $535,000 for the second quarter of 1996, compared to $570,000 and $230,000 for the same periods in 1995. The allowance is maintained in a range management feels appropriate upon analysis of the loan portfolio.



                                  Page 17 of 20
Noninterest income increased $134,000, or 22.3%, for the three months and $342,000, or 29.3%, for the six months ending June 30, 1996, when compared to the same periods in 1995. Sales of mortgage loans have increased over $6 million in the first half and $3 million in the second quarter of 1996 over the same periods in 1995. The large volume of mortgage sales activity has been followed by an increase in the gain on sale of mortgage loans. Gain on sale of mortgage loans has increased $110,000 in the second quarter and $202,000 in the first half of 1996 from the respective periods in 1995.

Total noninterest expense increased $90,000, or 3.0%, for the quarter and $561,000, or 9.6%, for the first six months of 1996 when compared to the respective periods of 1995. An affiliate bank operated one additional branch in 1996 that was not included in the results of 1995 until late in the second quarter. In the year period from June 30, 1995, to June 30, 1996, full time equivalent employees have increased by 25 from 193 to 218. Corporate growth has created the need for additional staff which is the primary reason for the increase in salary expense.

Occupancy expense increased $163,000 through the first half of 1996 from 1995. Ongoing technology upgrades have resulted in increased depreciation expenses throughout this period.

The affiliate banks have experienced a dramatic reduction in their FDIC premium charges. For the first six months of 1996, FDIC premium charges have decreased $240,000, or 85%, from 1995. FDIC premiums are expected to remain at the minimum statutory rate for the remainder of 1996.

Other noninterest expenses have increased $248,000, or 16%, for the six months ending June 30, 1996, when compared to the first half of 1995. The majority of this increase, $165,000 is the result of an unrealized loss on mortgage loans held for sale. The mortgage loans held for sale portfolio increased $7.6 million during the first half of 1996. The high volume of mortgage loans combined with the rapidly changing rate environment has led to the market value of several mortgage loans declining below the book value. Management continues to monitor the classification of loans held for sale loans, and provides for market valuation adjustments when necessary.

Net income per share increased 17.7% from the second quarter of 1995 to the second quarter of 1996. The change was $.11 per share, or earnings of $.73 per share for 1996 compared to $.62 per share for 1995. Year to date net income increased $.16 per share, or 13.0%, reaching $1.41 for the first six months of 1996 when compared to $1.25 for the same period in 1995. All 1995 per share data has been restated to reflect the 1995 5% stock dividend.






                                  Page 18 of 20
                        PART II.  OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:

            Exhibit 27 -- Financial Data Schedule

       (b)  Reports on Form 8-K

            NONE





































                                  Page 19 of 20
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:   AUGUST 9, 1996             \S\ JOHN MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:   AUGUST 9, 1996             \S\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)



























                                  Page 20 of 20