Form 10-Q
period 1996-09-30
FIRSTBANK CORP
filed 1996-11-13
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996.

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

  Common stock . . . 1,546,718 shares outstanding as of October 31, 1996.

                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)

          Consolidated balance sheets . . . . September 30, 1996,
             and December 31, 1995.                                   page 3
          Consolidated statements of income . . . . three months
             ended September 30, 1996, and September 30, 1995.        page 4
          Consolidated statements of income . . . . nine months
             ended September 30, 1996, and September 30, 1995.        page 5
          Consolidated statements of changes in shareholders'
             equity                                                   page 6
          Consolidated statements of cash flows . . . nine
             months ended September 30, 1996, and September 30,
             1995.                                                    page 7
          Notes to consolidated financial statements . . . .
             September 30, 1996                                       page 8

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

Item 6.   Exhibits and Reports on Form 8-K                            page 14


SIGNATURES                                                            page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                 page 16

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                (UNAUDITED)
                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1996                1995
                                                        -------------       -------------
ASSETS
Cash and due from banks                                 $ 19,431,595        $ 15,526,265
Interest bearing deposits with banks                         132,771             272,475
Overnight investments                                      2,300,000             950,000
                                                        ------------        ------------
                Total cash and cash equivalents           21,864,366          16,748,740

Securities available for sale                             53,119,621          61,820,558
Securities held to maturity
Loans
  Loans held for sale                                      5,962,864           2,606,213
  Portfolio Loans
    Commercial                                           117,836,411         115,779,085
    Real estate mortgage, portfolio                      108,856,811          88,146,830
    Consumer                                              67,727,921          58,315,109
                                                        ------------        ------------
                                    Total loans          300,384,007         264,847,237

  Less allowance for loan losses                          (6,076,000)         (4,876,000)
                                                        ------------        ------------
                                      Net loans          294,308,007         259,971,237
Premises and equipment, net                                7,546,497           7,006,008
Accrued interest receivable                                2,473,115           2,259,443
Other assets                                               5,636,301           5,136,839
                                                        ------------        ------------
                                   TOTAL ASSETS         $384,947,907        $352,942,825
                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing accounts                          $ 48,420,687        $ 39,030,563
  Interest bearing accounts:
    Demand                                                75,361,793          64,288,096
    Savings                                               60,453,637          54,343,238
    Time                                                 150,244,762         149,344,719
                                                        ------------        ------------
                                 Total deposits          334,480,879         307,006,616


Securities sold under agreements to
  repurchase and overnight borrowings                     11,648,735          11,842,279
Notes payable                                              2,239,039
Accrued interest and other liabilities                     4,640,588           4,241,277
                                                        ------------        ------------
                              Total liabilities          353,009,241         323,090,172

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
  shares authorized, none issued
Common stock; 2,500,000 shares authorized,
  1,546,563 shares issued and outstanding
  (1,542,295 in December 1995)                            21,470,485          21,355,293
Retained earnings                                          9,972,261           7,583,783
Unrealized gain (loss) on available for sale
  securities                                                 495,920             913,577
                                                        ------------        ------------
                     Total shareholders' equity           31,938,666          29,852,653
                                                        ------------        ------------
                          TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY         $384,947,907        $352,942,825
                                                        ============        ============

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                        SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
                                                               THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                          1996              1995
                                                       ----------        ----------
Interest income
  Interest and fees on loans                           $7,046,175        $6,122,128
  Investment securities
    Taxable                                               454,264           470,549
    Exempt from Federal Income Tax                        361,137           384,417
  Interest bearing deposits with banks                        986             3,478
  Overnight investments                                    52,866           160,240
                                                       ----------        ----------
                          Total interest income         7,915,428         7,140,812

Interest expense:
  Deposits                                              3,159,597         3,035,800
  Notes payable and other                                 185,904           130,497
                                                       ----------        ----------
                         Total interest expense         3,345,501         3,166,297
                                                       ----------        ----------
                            Net interest income         4,569,927         3,974,515
Provision for loan losses                                 709,000           170,000
                                                       ----------        ----------
                      Net interest income after
                      provision for loan losses         3,860,927         3,804,515
Noninterest income:
  Gain on sale of mortgage loans                          166,950            85,761
  Service charges on deposit accounts                     259,533           243,402
  Trust fees                                               58,725            60,913
  Gain on sale of securities                                 (213)               (8)
  Other                                                   280,953           224,921
                                                       ----------        ----------
                       Total noninterest income           765,948           614,989
Noninterest expense:
  Salaries and employee benefits                        1,590,879         1,382,556
  Occupancy                                               470,725           396,527
  FDIC Insurance premium                                   23,915             3,068
  Michigan Single Business Tax                            104,600            70,300
  Other                                                   786,053         1,261,799
                                                       ----------        ----------
                      Total noninterest expense         2,976,172         3,114,250


Income before federal income taxes                      1,650,703         1,305,254
Federal income taxes                                      478,000           343,000
                                                       ----------        ----------

                                     NET INCOME        $1,172,703        $  962,254
                                                       ==========        ==========
Per Share:

                                     NET INCOME        $     0.76        $     0.63
                                                       ==========        ==========

                                      DIVIDENDS        $     0.22        $     0.17
                                                       ==========        ==========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                        SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
                                                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                          1996                1995
                                                       -----------         -----------
Interest income:
  Interest and fees on loans                           $20,212,757         $17,213,637
  Investment securities
    Taxable                                              1,460,814           1,454,116
    Exempt from Federal Income Tax                       1,107,777           1,161,998
  Interest bearing deposits with banks                      10,588              12,327
  Overnight investments                                    122,379             267,597
                                                       -----------         -----------
                          Total interest income         22,914,315          20,109,675

Interest expense:
  Deposits                                               9,321,463           8,153,677
  Notes payable and other                                  531,034             411,387
                                                       -----------         -----------
                         Total interest expense          9,852,497           8,565,064
                            Net interest income         13,061,818          11,544,611
Provision for loan losses                                1,541,000             740,000
                                                       -----------         -----------
                      Net interest income after
                      provision for loan losses         11,520,818          10,804,611
Noninterest income:
  Gain on sale of mortgage loans                           485,814             202,343
  Service charges on deposit accounts                      757,114             703,714
  Trust fees                                               174,581             164,544
  Gain on sale of securities                                   (81)             24,074
  Other                                                    859,241             688,624
                                                       -----------         -----------
                       Total noninterest income          2,276,669           1,783,299
Noninterest expense:
  Salaries and employee benefits                         4,870,351           4,297,367
  Occupancy                                              1,357,549           1,120,600
  FDIC Insurance premium                                    67,544             286,570
  Michigan Single Business Tax                             275,300             215,700
  Other                                                  2,606,144           2,833,520
                                                       -----------         -----------
                      Total noninterest expense          9,176,888           8,753,757



Income before federal income taxes                       4,620,599           3,834,153
Federal income taxes                                     1,275,000             968,000
                                                       -----------         -----------

                                     NET INCOME        $ 3,345,599         $ 2,866,153
                                                       ===========         ===========
Per Share:
                                     NET INCOME        $      2.17         $      1.87
                                                       ===========         ===========

                                      DIVIDENDS        $      0.62         $      0.49
                                                       ===========         ===========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                                                                 NET UNREALIZED
                                                                                  APPRECIATION
                                                                                (DEPRECIATION) ON    UNALLOCATED
       (IN THOUSANDS)                              COMMON           RETAINED      AVAILABLE FOR         ESOP
                                                   STOCK            EARNINGS     SALE SECURITIES       SHARES            TOTAL
                                                -----------       -----------   -----------------    -----------      ------------
BALANCES AT DECEMBER 31, 1994                   $19,540,938       $ 6,550,164      $ (336,272)       $(158,817)       $25,596,013
 Cash dividends - $.66 per share                                   (1,013,748)                                         (1,013,748)
 5% stock dividend - 73,113 shares                1,809,547        (1,818,112)                                             (8,565)
 Issuance of 63 shares of common stock
   through exercise of stock options                  1,289                                                                 1,289
 Issuance of 145 shares of common stock               3,519                                                                 3,519
 Allocation of 15,414 ESOP shares                                                                      158,817            158,817
 Net change in unrealized appreciation
   (depreciation) on available for
   sale securities                                                                  1,249,849                           1,249,849
 Net income for 1995                                                3,865,479                                           3,865,479
                                                -----------       -----------      ----------        ---------        -----------
BALANCES AT DECEMBER 31, 1995                    21,355,293         7,583,783         913,577                0         29,852,653
 Cash dividends - $.62 per share                                     (957,121)                                           (957,121)
 Issuance of 4,268 shares of common stock           115,192                                                               115,192
 Net change in unrealized appreciation
   (depreciation) on available for
   sale securities                                                                   (417,657)                           (417,657)
 Net income year to date                                            3,345,599                                           3,345,599
                                                -----------       -----------      ----------        ---------        -----------
BALANCES AT SEPTEMBER 30, 1996                  $21,470,485       $ 9,972,261      $  495,920        $       0        $31,938,666
                                                ===========       ===========      ==========        =========        ===========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1996                 1995
                                                                    ------------         ------------
OPERATING ACTIVITIES
  Net income                                                        $  3,345,599         $  2,866,152
  Adjustment to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                          1,541,000              740,000
    Depreciation of premises and equipment                               520,101              410,863
    Net amortization of security premiums/discounts                      267,416              171,140
    Gain on sale of securities                                                81              (24,074)
    Allocation of common stock to ESOP participants                                           119,115
    Amortization of goodwill and other intangibles                       201,175              180,886
    Gain on sale of mortgage loans                                      (485,814)            (202,343)
    Proceeds from sales of mortgage loans                             32,036,281           23,956,981
    Loans originated for sale                                        (34,907,118)         (23,115,314)
    Increase in accrued interest receivable and other assets            (699,152)          (1,762,051)
    Increase in accrued interest payable and other liabilities           399,311            1,027,891
                                                                    ------------         ------------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES         2,218,880            4,369,246

INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale                  2,035,359            6,219,949
  Proceeds from maturities of securities available for sale           16,846,749            3,080,988
  Proceeds from maturities of securities held to maturity                                   8,255,542
  Purchases of securities available for sale                         (11,081,483)          (8,806,901)
  Purchases of securities held to maturity                                                 (2,338,617)
  Net increase in portfolio loans                                    (32,521,118)         (32,075,171)
  Net purchases of premises and equipment                             (1,060,590)          (2,433,114)
                                                                    ------------         ------------
                         NET CASH USED IN INVESTING ACTIVITIES       (25,781,083)         (28,097,324)

FINANCING ACTIVITIES
  Net increase in deposits                                            27,474,263           38,698,226
  Decrease in securities sold under agreements
    to repurchase and other short term borrowings                       (193,544)          (3,231,978)
  Increase on Note Payable                                             2,239,039
  Cash dividends                                                        (957,121)            (749,299)
  Proceeds from issuance of common stock                                 115,192                4,205
                                                                    ------------         ------------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES        28,677,829           34,721,154

                         INCREASE IN CASH AND CASH EQUIVALENTS         5,115,626           10,993,076
Cash and cash equivalents at beginning of period                      16,748,740           15,858,861
                                                                    ------------         ------------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 21,864,366         $ 26,851,937
                                                                    ============         ============

Supplemental Disclosure
  Interest Paid                                                     $  9,769,548         $  8,174,491
  Income Taxes Paid                                                 $  1,660,000         $  1,320,000

During 1995, the Corporation transferred $125,199 in securities held to maturity to securities available for sale.

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995. Net income per share is based on the weighted average shares outstanding (which excludes unallocated ESOP shares for 1995) for each period, 1,543,532 in 1996 and 1,518,217 in 1995.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $48,122,203 and $43,503,341 at September 30, 1996, and December 31, 1995, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                  SEPTEMBER 30,  DECEMBER 31,
           (DOLLARS IN THOUSANDS)                     1996          1995
     ----------------------------------------     -------------  ------------
     Nonperforming loans:
          Nonaccrual loans                            $135          $ 47
          Loans 90 days or more past due               446           386
          Renegotiated loans                           157           182
                                                     -----         -----

                    Total nonperforming loans         $738          $615
                                                     =====         =====

     Property from defaulted loans                    $ 81          $  0
                                                     =====         =====

     Nonperforming loans as a percent of:
          Total loans                                  .25%          .23%
                                                       ===           ===
          Allowance for loan losses                  12.15%        12.61%
                                                     =====         =====

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                  NINE          NINE         TWELVE
                                                  MONTHS        MONTHS       MONTHS
                                                  ENDED         ENDED        ENDED
                                                SEPT. 30,     SEPT. 30,   DECEMBER 31,
       (DOLLARS IN THOUSANDS)                     1996          1995          1995
     -----------------------------------        ---------     ---------   ------------
     Balance at beginning of period             $  4,876      $  4,100      $  4,100

     Charge-offs                                    (548)         (608)         (738)
     Recoveries                                      207           363           429
                                                --------      --------      --------

        Net charge-offs                             (341)         (245)         (309)
        Additions to allowance for
          loan losses                              1,541           740         1,085
                                                --------      --------      --------

        Balance at end of period                $  6,076      $  4,595      $  4,876
                                                ========      ========      ========

Average loans outstanding
     during the period                          $284,559      $238,693      $243,962
                                                ========      ========      ========

Loans outstanding at end of period              $300,384      $254,582      $264,847
                                                ========      ========      ========

Allowance as a percent of:
     Total loans at end of period                   2.02%         1.80%         1.84%
                                                    ====          ====          ====

     Nonperforming loans at end of period            823%          729%          793%
                                                     ===           ===           ===

Net charge-offs as a percent of:
     Average loans outstanding                       .12%          .10%          .13%
                                                     ===           ===           ===

     Average Allowance for loan losses              6.55%         5.59%         6.93%
                                                    ====          ====          ====

NOTE E - RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


NOTE F - ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" (SFAS 122). This statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under previous practice, all such costs were assigned to the loan. The costs allocated to mortgage servicing rights are recorded as a separate asset and are amortized in proportion to, and over the life of, the net servicing income. The Corporation adopted SFAS 122 as of January 1, 1996, and its adoption has had no material impact on the company's financial position or results of operations.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch) (collectively, the "Banks"), Niles Agency, and 1st Armored.

FINANCIAL CONDITION

Corporate assets have increased $32 million, or 9.1%, during the first nine months of 1996. During this period, loans have increased over $34 million, or 13.2%, with the largest increase, $24 million, in mortgage loans. All types of loans have increased during the first three quarters of 1996. At September 30, 1996, the Corporation's loan to deposit ratio was 87.4%. All loans classified as loans held for sale are residential real estate mortgages.

At September 30, 1996, the allowance for loan losses was $6,076,000, an increase of $1,200,000 or 24.6% since December 31, 1995. For the first three quarters of 1996, the allowance was increased by a provision of $1,541,000 and decreased by net charge offs of $341,000. The allowance was 2.02% of outstanding loans at September 30, 1996, compared to 1.84% at December 31, 1995. At September 30, 1996, the allowance was 823% of nonperforming loans compared to 793% at December 31, 1995. Nonperforming loans have increased $123,000, or 20%, to $738,000 during the first nine months of 1996. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, loan to deposit ratio, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

All of the Corporation's investment securities are classified as available for sale. Security maturities and sales have exceeded security purchases by $8,701,000 during the first three quarters of 1996. The proceeds from the net reduction of investment securities have been used to fund loan demand.

Deposits have grown $27 million or 8.95% in the first three quarters of 1996. All classes of deposits have grown over this nine month period. All of this growth has been generated from the market areas in which the Corporation operates. The Corporation has not acquired brokered deposits or branches during the first nine months of 1996.

Notes payable increased $2,000,000 from December 31, 1995, to September 30, 1996. This increase is the result of a one year note secured by one of the Banks from the Federal Home Loan Bank. The proceeds of this note have been used to fund loans.

Shareholders' equity increased $2,086,000, or 7.0%, during the three quarters ended September 30, 1996. Net income of $3,346,000 and stock transactions of $115,000 increased shareholders' equity while dividends of $957,000 and change in net unrealized gain (loss) on available for sale securities of $418,000 reduced shareholders' equity. Book value per share has increased 6.7% during this same time from $19.36 per share at December 31, 1996, to $20.65 at September 30, 1996.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                         TIER 1        RISK-BASED
         (DOLLARS IN THOUSANDS)                           LEVERAGE       CAPITAL        CAPITAL
     -------------------------------                      --------       -------       ----------
Capital balances at September 30, 1996                    $29,254        $29,254        $32,882
Required Regulatory Capital                                14,728         11,511         23,022
Capital in excess of regulatory minimums                   14,526         17,743          9,860

Capital ratios at September 30, 1996                         7.94          10.17          11.43
Regulatory capital ratios -- "well capitalized"
     definition                                              5.00%          6.00%         10.00%
Regulatory capital ratios -- minimum requirement             4.00%          4.00%          8.00%

RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $1,173,000, an increase of $211,000, or 22%, from the 1995 results of $962,000. For the first nine months of 1996, net income increased $479,000, or 17%, to $3,346,000 at September 30, 1996, when compared to $2,866,000 for the same period in 1995.

Net interest income has increased $1,517,000, or 13%, to $13,062,000 for the nine months ending September 30, 1996, when compared to the same period in 1995. During the third quarter of 1996, net interest income increased $595,000, or 15%, when compared to the third quarter of 1995. Third quarter 1996 and 1995 net interest income was $4,570,000 and $3,975,000 respectively.

Net interest margin was 5.24% for the nine months and 5.29% for the three months ended September 30, 1996, compared to 5.34% and 5.20% for the respective periods in 1995. Net interest margin continues to remain at above average levels.

The provision for loan losses was $1,541,000 for the nine months, and $709,000 for the three months ending September 30, 1996, compared to $740,000 and $170,000 for the same periods in 1995. The increase in the provision is not an indication of deteriorating credit quality, but rather of conservative management.

Noninterest income has grown $493,000 or 28% for the three quarters and $151,000, or 25%, for the third quarter of 1996 as compared to the respective periods of 1995. The majority of this increase is due to the gain on sale of mortgage loans. Loans originated for sale in 1996 have exceeded 1995 activity by $11,800,000. The gain on sale of mortgage loans has increased $283,000 or 140% for the nine months and $81,000 for the three months ending September 30, 1996, when compared to the same periods in 1995.

Noninterest expense increased a modest 5%, or $423,000, during the first nine months of 1996 when compared to the first nine months of 1995. For the third quarter of 1996, noninterest expense was $138,000 or 4% less than the respective quarter of 1995. During the third quarter of 1996, over $4 million of mortgage loans held for sale were sold. As a result of this sale, the lower of cost or market adjustment was reduced by $74,000.

Net income per share increased 21% to $.76 in the third quarter of 1996 when compared to $.63 in the third quarter of 1995. For the nine months ended September 30, 1996, earnings per share were $2.17 or a 16% increase over the nine month results of 1995 or $1.87. All 1995 per share data has been restated to reflect the 1995 5% stock dividend.

Pending regulatory approval, the Corporation expects to acquire approximately $20 million in deposit liabilities as the result of the acquisitions of branches in Auburn and Merrill, Michigan, from an unrelated financial institution. The transaction is expected to be completed late in the fourth quarter.

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



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date: NOVEMBER 8, 1996             \S\ JOHN MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date: NOVEMBER 8, 1996             \S\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)