Form 10-K405
period 1996-12-31
FIRSTBANK CORP
filed 1997-03-27
CIK 778972

=========================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1996

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

                       Yes  __X__          No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Aggregate Market Value as of March 3, 1997:  $59,662,306

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at March 3, 1997: 1,628,930 shares


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I and II.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held April 28, 1997, are incorporated by reference in Part III.

=========================================================================

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

         The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 80 percent of total revenues in 1996, 79 percent in 1995, and 75 percent in 1994. In addition, interest income from investment securities accounted for approximately 10 percent of total revenues on a consolidated basis in 1996, 12 percent in 1995, and 13 percent in 1994. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

         Bank of Alma is a Michigan state-chartered bank. It and its predecessors have operated continuously in Alma, Michigan, since 1880. Its main office and one branch are located in Alma. Bank of Alma also has one full service branch located in each of the following communities near Alma:
Ashley, Auburn, Ithaca, Merrill, Pine River Township, Riverdale, St. Charles, St. Louis, and Vestaburg.

         On December 13, 1996, Bank of Alma acquired offices located in Auburn, Michigan, and Merrill, Michigan, from First of America Bank. Bank of Alma assumed the deposits and other specified liabilities associated with the offices and, in exchange, acquired the offices' fixed assets, other assets, and cash. At the effective date, approximately $19 million in deposit liabilities were assumed by Bank of Alma.

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

         The following table shows comparative information concerning the Corporation's subsidiary banks:

                                                   DECEMBER 31, 1996
                                  --------------------------------------------------
                                  BANK OF ALMA         FIRSTBANK           1ST BANK
                                  ------------         ---------           ---------
                                               (In thousands of Dollars)
     Assets                       $ 190,439           $  91,804          $ 121,502
     Deposits                       169,177              80,052            110,230
     Loans                          137,014              74,382            103,224


          On February 18, 1997, the Corporation signed a letter of intent to acquire Lakeview Financial Corporation ("Lakeview"), the parent holding company of Bank of Lakeview. The proposed transaction is structured as a merger of Lakeview into the Corporation, with the shareholders of Lakeview receiving the Corporation's common stock in exchange for their Lakeview stock or, if they so elect, up to 35% of the transaction value in cash and the remainder in the Corporation's common stock. The transaction is subject to completion of a definitive agreement, regulatory approval, approval of the Lakeview shareholders, and other conditions.

          As of December 31, 1996, the Corporation and its subsidiaries employed 227 persons on a full-time equivalent basis.

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

          The Corporation's subsidiary banks compete directly with other banks, thrift institutions, credit unions and other nondepository financial institutions in three geographic banking markets where their offices are located. Bank of Alma primarily competes in Gratiot, Midland, Montcalm, and Saginaw Counties; Firstbank primarily in Isabella and Clare Counties; and 1st Bank primarily in Iosco, Oscoda, Ogemaw, and Roscommon Counties.

          Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Bank of Alma, Firstbank, and 1st Bank are chartered under state law and are supervised, examined, and regulated by the Federal
Deposit Insurance Corporation and the Financial Institutions Bureau of the Michigan Department of Commerce. None of the banks are members of the Federal Reserve System. All of the banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law.

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

          The FDIC has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish periodic assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in the FDIC Improvement Act. Bank of Alma and Firstbank also hold deposits that are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. Deposit insurance premiums on those deposits are paid to the SAIF at rates applicable to that fund. The FDIC has implemented a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the perceived probability that the insurance funds will incur a loss in respect of that institution.

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

          Michigan exercised its right to opt-in early to the Riegle-Neal
Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking
Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks, or savings and loan associations located in other states,
(ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank, or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks, or savings and loan associations located in other states having laws permitting such consolidation,
(iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

          Each of the Corporation's subsidiary banks and the Corporation itself, on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 1996.

                                                  TIER 1
                                                 LEVERAGE      TIER 1       TOTAL RISK-BASED
                                                  RATIO     CAPITAL RATIO    CAPITAL RATIO
                                                  -----     -------------    -------------
     Minimum regulatory requirement               4.00%          4.00%             8.00%
     Well capitalized regulatory level            5.00%          6.00%            10.00%

     Firstbank Corporation-Consolidated           7.79%          9.53%            10.79%
        Bank of Alma                              7.51%          9.60%            10.86%
        Firstbank                                 8.34%          9.50%            10.75%
        1st Bank                                  7.56%          9.25%            10.51%

           The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                           TOTAL
                                               TIER 1        TIER 1      RISK-BASED
                                              LEVERAGE      CAPITAL       CAPITAL
                                              --------      -------       -------
                                                   (In Thousands of Dollars)
      Capital balances
        at December 31, 1996                 $ 28,646       $ 28,646      $ 32,432
      Required regulatory
        capital                                14,702         12,018        24,035
                                             --------       --------      --------
      Capital in excess
        of regulatory
        minimums                             $ 13,944       $ 16,628      $  8,397
                                             ========       ========      ========

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

         This Annual Report on Form 10-K including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated in this Annual Report on Form 10-K by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "product," "projects," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

         Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

         The following tables provide information concerning the business of the registrant.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                             YEAR ENDED                     YEAR ENDED                      YEAR ENDED
                                          DECEMBER 31, 1996              DECEMBER 31, 1995               DECEMBER 31, 1994
                                          -----------------              -----------------               -----------------
                                   Average              Average    Average              Average    Average              Average
                                   Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
                                                                           (Dollars in Thousands)
Average Assets:
 Interest earning assets:
 Securities available for sale
  Taxable Securities              $ 30,687    $ 1,922    6.27%    $ 30,702    $ 1,983    6.47%    $ 26,532    $ 1,360    5.10%
  Tax exempt securities <F1>        26,570      2,136    8.04       28,026      2,255    8.04       28,476      2,316    8.13
                                  --------    -------    ----     --------    -------    ----     --------    -------    ----
   Total Securities                 57,257      4,058    7.09       58,728      4,238    7.22       55,008      3,676    6.69

  Loans <F1> <F2>                  290,006     27,472    9.47      243,806     23,517    9.64      191,385     17,368    9.06
  Federal funds sold                 3,032        161    5.31        6,028        359    5.93        4,449        226    5.06
  Interest bearing deposits            205         14    6.86          235         16    6.72           31          3    8.37
                                  --------    -------    ----     --------    -------    ----     --------    -------    ----
   Total earning assets            350,500     31,705    9.04      308,797     28,130    9.11      250,873     21,273    8.48

  Nonaccrual loans                     141                             100                             186

  Less allowance for loan loss      (5,436)                         (4,458)                         (3,657)
  Cash and due from banks           13,744                          12,706                          10,926
  Other nonearning assets           13,880                          12,934                           9,882
                                  --------                        --------                        --------
   Total assets                   $372,829                        $330,079                        $268,210
                                  ========                        ========                        ========



Average Liabilities:
 Interest-bearing deposits:
  Demand                          $ 71,710    $ 2,476    3.45%    $ 61,201    $ 2,047    3.35%    $ 55,152    $ 1,494    2.71%
  Savings                           58,282      1,643    2.82       54,879      1,533    2.80       50,447      1,407    2.79
  Time                             151,622      8,463    5.58      135,926      7,672    5.64       96,549      4,415    4.57
 Federal funds purchased and
   repurchase agreements            13,279        650    4.90       10,401        550    5.29        5,828        239    4.11
 Notes payable                         866         49    5.70
                                  --------    -------    ----     --------    -------    ----     --------    -------    ----
   Total interest-bearing
    liabilities                    295,759     13,281    4.47      262,407     11,802    4.50      207,976      7,555    3.63

  Demand deposits                   42,521                          36,686                          32,398
                                  --------                        --------                        --------
   Total funds                     338,280                         299,093                         240,374

  Other liabilities                  3,909                           3,417                           3,049
                                  --------                        --------                        --------
   Total liabilities               342,189                         302,510                         243,423

  Average Shareholders' Equity      30,640                          27,569                          24,787
                                  --------                        --------                        --------
   Total  liabilities and
    shareholders' equity          $372,829                        $330,079                        $268,210
                                  ========                        ========                        ========

  Net interest income <F1>                     $18,424                         $16,328                         $13,718
                                               =======                         =======                         =======

  Rate spread <F1>                                       4.57%                           4.61%                           4.85%
                                                         ====                            ====                            ====

  Net interest margin
   (percent of average
   earning assets)  <F1>                                 5.26%                           5.29%                           5.47%
                                                         ====                            ====                            ====

<F1> Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
<F2> Including loan fees of $1,327,000, $1,060,300, and $897,700 respectively.
     Interest on accrual loans is not included.

VOLUME/RATE ANALYSIS<F*>
                                                    1996/1995                                           1995/1994
                                                    ---------                                           ---------
                                              CHANGE IN INTEREST DUE TO:                         CHANGE IN INTEREST DUE TO:
                                     ----------------------------------------         ----------------------------------------
                                     AVERAGE         AVERAGE             NET          AVERAGE            AVERAGE          NET
                                     VOLUME           RATE             CHANGE          VOLUME             RATE          CHANGE
                                     ------           ----             ------         -----               ----           -----
                                                                       (In Thousands of Dollars)
INTEREST INCOME:
Securities available for sale
 Taxable securities                  $  (48)         $  (13)            $  (61)        $  264           $   359         $  623
 Tax-exempt Securities <F1>             (93)            (26)              (119)           (35)              (26)           (61)
                                     ------          ------             ------         ------             -----         ------
  Total securities                     (141)            (39)              (180)            229              333            562
 Loans <F1>                           3,714             (26)             3,688           4,622            1,363         5,985
 Federal funds sold                    (159)            (39)              (198)             94               39           133
 Interest-bearing deposit                (2)                                (2)             13                             13
 Loan fees                              267                                267             163                            163
                                     ------          ------             ------          ------            -----         ------
  Total interest-
    earning assets                    3,679            (104)             3,575           5,121            1,735         6,856

INTEREST EXPENSE:
 Interest-paying demand                 429                                429             203              350           553
 Savings deposits                       109                                109              18              108           126
 Time deposits                          880             (89)               791           2,216            1,041         3,257
                                     ------          ------             ------          ------            -----        ------
  Total interest-
    paying deposits                   1,418             (89)             1,329           2,437            1,499         3,936
 Federal funds
  purchased and securities
  sold under agreements
  to repurchase                         146             (45)               101             233               77           310
 Notes payable                           49                                 49
                                     ------          ------             ------          ------            -----        ------
  Total interest-
    bearing liabilities               1,613            (134)             1,479           2,670            1,576         4,246
                                     ------          ------             ------          ------            -----        ------
NET INTEREST INCOME                  $2,066          $   30             $2,096          $2,451           $  159        $2,610
                                     ======          ======             ======          ======           ======        ======

    <F*> Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
    <F1> Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

                                      -9-

INVESTMENT PORTFOLIO

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                                            DECEMBER 31,
                                                             ---------------------------------------
                                                                1996            1995         1994
                                                                ----            ----         ----
                                                                    (In Thousands of Dollars)
                 Taxable
                    U.S. Treasury                             $  7,509       $  6,108      $  6,855
                    U.S. Government agencies                    13,565         17,713        16,066
                    States and political subdivisions              662            200           300
                    Mortgage Backed Securities                     872          1,205         1,560
                    Corporate and other                          7,013          7,283         9,887
                                                               -------         ------       -------

                                                                29,621         32,509        34,668
                 Tax-exempt
                    States and political
                      subdivisions                              26,951         29,312        28,565

                                                               -------         ------       -------
                         Total                                $ 56,572       $ 61,821      $ 63,233
                                                               =======        =======       =======

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

The following table shows, by class of maturities at December 31, 1996, the amounts and weighted average yields of such investment securities <F1>:

                                                                  CARRYING          AVERAGE
                                                                    VALUE           YIELD<F2>
                                                                   -------           ----
                                                                       (Dollars in Thousands)
               U.S. Treasury
                  One year or less                                $  3,003           6.60%
                  Over one through five years                        4,506           5.96
                  Over five through ten years                            0           0.00
                  Over ten years                                         0           0.00
                                                                   -------           ----
                    Total                                            7,509           6.22


               U.S. Agencies
                  One year or less                                   2,572           7.21%
                  Over one through five years                        7,739           6.65
                  Over five through ten years                        2,676           8.35
                  Over ten years                                       578           7.65
                                                                   -------           ----

                    Total                                           13,565           7.13

               States and Political
                  subdivisions:
                  One year or less                                   2,363           9.66
                  Over one through five years                       18,146           9.75
                  Over five through ten years                        5,122           8.56
                  Over ten years                                     1,982           9.58
                                                                   -------           ----

                    Total                                           27,613           9.51

               Corporate and Other:
                  One year or less                                   2,019           8.08
                  Over one through five years                        3,683           8.52
                  Over five through ten years                          176           5.90
                  Over ten years                                         0           0.00
                                                                   -------           ----

                    Total                                            5,878           8.29

               Collateralized Mortgage Obligations
                  One year or less                                       0           0.00
                  Over one through five years                            0           0.00
                  Over five through ten years                          872           6.36
                  Over ten years                                         0           0.00
                                                                   -------           ----
                    Total                                              872           6.36
                                                                   -------           ----
                       Total                                      $ 55,437           8.31
                                                                   =======           ====

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

<F2> Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented, assuming a 34% tax rate. The amount of the adjustment, due to the fully tax equivalent basis of presentation, is as follows:


ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (CON'T)


                                                       TAX-EXEMPT                  EQUIVALENT
                                                          RATE      ADJUSTMENT       BASIS
                                                       ----------   ----------     ----------

                 One year or less                         6.38%        3.28%         9.66%
                 Over 1 through 5 years                   6.44         3.31          9.75
                 Over 5 through 10 years                  5.65         2.91          8.56
                 Over 10 years                            6.32         3.26          9.58
                                                          ----         ----          ----

                 Total                                    6.28%        3.23%         9.51%
                                                          ====         ====          ====


<F3>  The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 1996.

LOAN PORTFOLIO

The following table presents the loans outstanding at the indicated dates according to the type of loan:

                                                                 DECEMBER 31
                                       --------------------------------------------------------------
                                          1996           1995         1994        1993         1992
                                          ----           ----         ----        ----         ----
                                                          (In Thousands of Dollars)
Loan categories:
Commercial and
 agricultural                          $ 122,934      $ 115,779    $  99,307   $  81,085    $  63,859
Real estate mortgages                    122,605         90,753       73,760      56,770       44,574
Consumer                                  69,081         58,315       50,324      40,538       34,998
                                       ---------      ---------    ---------   ---------    ---------
  Total                                $ 314,620      $ 264,847    $ 223,391   $ 178,393     $143,431
                                       =========      =========    =========   =========     ========

The following table shows the maturity of commercial and construction loans outstanding at December 31, 1996. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at the dates indicated:

                                                                       DECEMBER 31,
                                                    -------------------------------------------------
                                                      1996     1995      1994        1993       1992
                                                      ----     ----      ----        ----       ----
                                                               (In Thousands of Dollars)
Nonperforming loans:
 Nonaccrual loans:
  Commercial and agricultural                       $  127    $  47     $  110      $ 258      $  467
  Real estate mortgages                                 79        0         10         71          50
  Consumer                                              12        0          0         12          87
                                                    ------    -----     ------      -----      ------
    Total                                              218       47        120        341         604

 Accruing Loans 90 days or more past due:
  Commercial and agricultural                          178        0         49          0         137
  Real estate mortgages                                475      319        123         35          34
  Consumer                                              36       67         92         12          43
                                                    ------    -----     ------      -----      ------
    Total                                              689      386        264         47         214

 Renegotiated loans:
  Commercial and agricultural                          150      182          0          0         218
  Real estate mortgages                                  0        0        213        182           0
                                                    ------    -----     ------      -----      ------
    Total                                              150      182        213        182         218

Total nonperforming loans                            1,057      615        597        570       1,036

Property from defaulted loans                          130        0         86         92         262
                                                    ------    -----     ------      -----      ------

    Total nonperforming assets                      $1,187    $ 615     $  683      $ 662      $1,298
                                                    ======    =====     ======      =====      ======

<F1>  Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 1996, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $43,000. The amount of interest income on those loans that was included in net income for the period was $14,000.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 1996, the Corporation had $8,283,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to constant attention and their status is reviewed on a monthly basis.

As of December 31, 1996, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's annual report to shareholders for the year ended December 31, 1996.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense.

                                                                           DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     1996          1995        1994         1993        1992
                                                     ----          ----        ----         ----        ----
                                                               (Dollars in Thousands)
Balance at beginning of period                   $   4,876      $   4,100    $  3,254    $   2,394    $  1,746

Charge-offs:
 Commercial and agricultural                           110            164         113          299         337
 Real estate mortgages                                  45             81           0           44           8
 Consumer                                              625            493         386          262         295
                                                 ---------      ---------    --------    ---------    --------
   Total charge-offs                                   780            738         499          605         640

Recoveries:
 Commercial and agricultural                            83             97         143          129          96
 Real estate mortgages                                  28             63          30           39          48
 Consumer                                              201            269         172          158         164
                                                 ---------      ---------    --------    ---------    --------
  Total recoveries                                     313            429         345          326         308
 Net charge-offs                                       467            309         154          279         332
                                                 ---------      ---------    --------    ---------    --------
Additions to allowance for loan losses               1,838          1,085       1,000        1,139         980
                                                 ---------      ---------    --------    ---------    --------
Balance at end of period                         $   6,247      $   4,876    $  4,100    $   3,254    $  2,394
                                                 =========      =========    ========    =========    ========

Net charge-offs as a percent of average loans         0.16%          0.13%      0.08%         0.18%       0.24%

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was allocated to provide for possible losses within the following loan categories at the dates indicated:

                                                                      DECEMBER 31,
                ----------------------------------------------------------------------------------------------------------------
                        1996                   1995                   1994                   1993                   1992
                --------------------  ---------------------  ---------------------  ---------------------  ---------------------
                 ALLOWANCE    % OF     ALLOWANCE    % OF      ALLOWANCE    % OF      ALLOWANCE    % OF      ALLOWANCE    % OF
                   FOR      LOANS TO     FOR       LOANS TO     FOR       LOANS TO     FOR       LOANS TO     FOR       LOANS TO
                   LOAN       TOTAL      LOAN       TOTAL       LOAN       TOTAL       LOAN       TOTAL       LOAN       TOTAL
                  LOSSES      LOANS     LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS      LOSSES      LOANS
                --------------------  ---------------------  ---------------------  ---------------------  ---------------------
                                               (Dollars in Thousands)
Commercial &
  agricultural  $  2,763      39%     $  2,232      44%       $  2,069      44%      $  1,782      45%      $  1,460       45%
Real estate
  mortgages          364      39           880       34            492      33            276      32            177       31
Consumer           1,576      22         1,050       22            927      23            594      23            493       24

Unallocated        1,544                   714                     612                    602                    264
                --------     ---      --------      ---       --------     ---       ---------    ---       --------      ---
    Total       $  6,247     100%     $  4,876      100%      $  4,100     100%      $ 3,254      100%      $  2,394      100%
                ========     ===      ========      ===       ========     ===       =======      ===       ========      ===

                                      -15-

AVERAGE DEPOSITS

The daily average deposits and rates paid on such deposits for the periods indicated were:

                                                         YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                               1996                1995               1994
                                               ----                ----               ----
                                          AMOUNT   RATE      AMOUNT   RATE     AMOUNT    RATE
                                          ------   ----      ------   ----     ------    ----
                                                          (Dollars in Thousands)
Average Balance:
 Noninterest-bearing demand deposits     $  42,521         $  36,686          $  32,398
 Interest-bearing demand deposits           71,710  3.45%     61,201  3.35%      55,152  2.71%
 Other savings deposits                     58,282  2.82      54,879  2.80       50,447  2.79
 Other time deposits                       151,622  5.58     135,926  5.64       96,549  4.57
                                         ---------  ----   ---------  ---     ---------  ----

   Total average deposits                $ 324,135  3.88%  $ 288,692  3.89%   $ 234,546  3.12%
                                         =========  ====   =========  ====    =========  ====


The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1996, was as follows:

                   Three months or less                           $  8,724
                   Over three through six months                     7,583
                   Over six through twelve months                    5,477
                   Over twelve months                                4,492
                                                                  --------
                       Total                                      $ 26,276
                                                                  ========

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the years ended:

                                                           1996           1995        1994
                                                           ----           ----        ----
Financial ratios:
  Return on average total assets                            1.25%          1.17%      1.20%
  Return on average equity                                 15.15          14.02      12.99
  Average equity to average total assets                    8.22           8.35       9.24
  Dividend payout ratio                                    27.94          26.23      26.09

SHORT-TERM BORROWED FUNDS

Included in short-term borrowed funds are repurchase agreements as described in Note I to the consolidated financial statements in the Corporation's annual report to shareholders for the year ended
December 31, 1996, which consist of the following:

                                                         1996            1995          1994
                                                         ----            ----          ----
                                                                 (Dollars in Thousands)
         Amounts outstanding at the
                end of the year                       $    5,933      $   8,442     $   10,144

         Weighted average interest rate
                at the end of the year                      4.40%          4.98%          3.97%

         Longest maturity                               05-22-97       10-29-96       10-21-96

         Maximum amount outstanding at
                any month-end during year             $   14,290      $  10,714      $  10,144

         Approximate average amounts
                outstanding during the year               10,527          8,905          3,883

         Approximate weighted average
                interest rate for the year                  4.73%          5.16%          3.95%

<F1> The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

                                      -17-

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

         Bank of Alma leases the facility for the St. Louis branch. The leased facility is approximately 900 square feet consisting of wood frame construction. The lease expires May 31, 1997.

         Bank of Alma operates a branch located in Merrill, Michigan. The branch occupies approximately 2,000 square feet of a 4,000 square foot wood and brick building. The remainder of the building is available for community use. The bank operates a two-lane drive-up facility which is attached to the building and covered by a canopy. Bank of Alma also owns the property adjacent to the office which is used for parking.

         Bank of Alma also owns the facilities for six other full-service branches. Each of the Ashley, Auburn, Ithaca, Riverdale, St. Charles, and Vestaburg branches is owned by Bank of Alma and housed in buildings having slightly less than 2,000 square feet.

         The main office of Firstbank is located at 102 South Main, Mt. Pleasant, Michigan. The 4,760 square foot facility is leased. The lease will expire in 2001. Firstbank has an option to extend the term for an additional five years.

         Firstbank operates a branch located in Shepherd, Michigan. The bank owns approximately 5,800 square feet of space in a brick building. Approximately half the building is used for bank purposes and the other half is leased to other tenants for office purposes.
The bank operates a two-lane drive-up facility that is attached to the building and covered by a canopy. Firstbank also owns a parcel that is adjacent to the office which is used as a parking lot.

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

         The executive office of 1st Bank and a full service branch are located in a 10,000 square foot building at 601 W. Houghton Avenue, West Branch, Michigan. 1st Bank occupies approximately 3,000 square feet of this building, with the remaining 7,000 square feet leased to unrelated businesses. Also located on this property are separate buildings of approximately 3,700 square feet which are leased as retail space to unrelated businesses.

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

         1st Bank operates a branch located in Hale, Michigan. 1st Bank leases the property. The branch occupies a wood frame building containing approximately 2,000 square feet and sublets approximately 800 square feet to an unrelated business.

         1st Bank operates an armored car service from an 8,500
square foot brick and steel building.   1st Bank owns the building.
Approximately 2,000 square feet of the building are leased to unrelated businesses.

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

         MARY D. DECI (age 50) has been Chief Financial Officer, Secretary, and Treasurer of the Corporation since 1994. Ms. Deci has been Senior Vice President of Bank of Alma since 1994, and Controller of Bank of Alma since 1988. Ms. Deci has been Vice President of the Corporation and of Bank of Alma since 1989 and has been an officer of Bank of Alma since 1988.

         RICHARD L. JARVIS (age 59) has been Executive Vice President of Firstbank since December, 1991, and has been Vice President of the Corporation since 1987. Mr. Jarvis served as President and Chief Executive Officer of Firstbank from 1987 until December, 1991. Mr. Jarvis served as a director of Firstbank from 1987 to 1991.

         DALE A. PETERS (age 54) has been Vice President of the
    Corporation and President, Chief Executive Officer, and a director of 1st Bank since 1987. He has been Chairman of the Board of 1st Bank since 1988.

         THOMAS R. SULLIVAN (age 46) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of Firstbank since December, 1991. From 1988 to 1991, he was President of the Battle Creek region of Old Kent Bank of Kalamazoo.

         JAMES E. WHEELER, II (age 37), has been Vice President of the Corporation and Senior Vice President and Chief Loan Officer of Bank of Alma since 1989.

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         The information under the caption "Common Stock Data" on page 12 in the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.

         At various times in 1996, the Corporation issued unregistered shares of its common stock totalling 1,379 shares to members of the boards of directors of the Corporation and the Corporation's subsidiary banks, Firstbank and 1st Bank. The shares were issued as retainers and directors fees for the directors' services on the boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's board compensation policy. The issuance did not involve any general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 12 in the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors and the consolidated financial statements on pages 13 through 33 and the quarterly results of operations on pages 11 through 12 in the registrant's annual report to shareholders for the year ended December 31, 1996, are here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1997, is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee
Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on April 28, 1997, is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1997, is here incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held
April 28, 1997, is here incorporated by reference.

                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 1996, in Item 8:

                                                                           PAGE NUMBER IN
     STATEMENT OR REPORT                                                   ANNUAL REPORT
     -------------------                                                  --------------
    Report of Independent Auditors                                                13
    Consolidated Balance Sheets as of December 31, 1996, and 1995                 14
    Consolidated Statements of Income for the years ended
       December 31, 1996, 1995, and 1994                                          15
    Consolidated Statements of Changes in Shareholders'
       Equity for the years ended December 31, 1996, 1995, and 1994               16
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995, and 1994                                          17
    Notes to Consolidated Financial Statements                                 18-33

       The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1996.

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

NUMBER                             EXHIBIT


10(a)* FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND OFFICERS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)     MAIN OFFICE LEASE.   Previously filed as an exhibit to the
          registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(c)* DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)* TRUST UNDER DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(e)* STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(f)* STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1997. Here incorporated by reference.

13 1996 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21 SUBSIDIARIES OF REGISTRANT. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

23        CONSENT OF CROWE, CHIZEK AND COMPANY LLP.

24        POWERS OF ATTORNEY.

27        FINANCIAL DATA SCHEDULE.

99        FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.

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


Dated:  March 23, 1997   FIRSTBANK CORPORATION


                         By /S/MARY D. DECI
                            Mary D. Deci
                            Vice President, Secretary, Treasurer and
                            Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 23, 1997           /S/ JOHN A. MCCORMACK
                         John A. McCormack
                         President, Chief Executive
                            Officer, and Director
                            (Principal executive officer)


March 23, 1997           /S/ MARY D. DECI
                         Mary D. Deci
                         Vice President, Secretary, and Treasurer
                            (Principal financial and
                             accounting officer)


March 23, 1997           /S/ WILLIAM E. GOGGIN*
                         William E. Goggin
                         Director


March 23, 1997           /S/ EDWARD B. GRANT*
                         Edward B. Grant
                         Director


March 23, 1997           /S/ CHARLES W. JENNINGS*
                         Charles W. Jennings
                         Director


March 23, 1997           /S/ PHILLIP G. PEASLEY*
                         Phillip G. Peasley
                         Director


March 23, 1997           /S/ DAVID D. ROSLUND*
                         David D. Roslund
                         Director

*By /S/ MARY D. DECI
    Mary D. Deci
     (Attorney in Fact)

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

 10(a)*   FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND              **
          OFFICERS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2
          (Registration No. 33-68432) filed on September 3,
          1993.  Here incorporated by reference.

 10(b)    MAIN OFFICE LEASE.   Previously filed as an exhibit         **
          to the registrant's Registration Statement on Form
          S-2 (Registration No. 33-68432) filed on September
          3, 1993.  Here incorporated by reference.

 10(c)*   DEFERRED COMPENSATION PLAN.  Previously filed as            **
          an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

 10(d)*   TRUST UNDER DEFERRED COMPENSATION PLAN.  Previously         **
          filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

 10(e)*   STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993.             **
          Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

 10(f)*   STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997.             **
          Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1997. Here incorporated by reference.

NUMBER                            EXHIBIT                            PAGE

13        1996 ANNUAL REPORT TO SHAREHOLDERS.  (This report,          30
          except for those portions which are expressly incorporated by reference in this filing is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21        SUBSIDIARIES OF REGISTRANT.  Previously filed as            **
          an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

23        CONSENT OF CROWE, CHIZEK AND COMPANY LLP.                   70

24        POWERS OF ATTORNEY.                                         72

27        FINANCIAL DATA SCHEDULE.                                    79

99        FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.        80

________________________
      *Management contract or compensatory plan.
     **This Exhibit is filed by incorporation by reference to a prior filing.