Form 10-Q
period 1997-03-31
FIRSTBANK CORP
filed 1997-05-09
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                    or

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

           Common stock . . . 1,635,234 shares outstanding as of April 30, 1997.

                                   INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (UNAUDITED)

     Consolidated balance sheets . . . . March 31, 1997 and
        December 31, 1996.                                              page 3
     Consolidated statements of income . . . . three months ended
        March 31, 1997, and March 31, 1996.                             page 4
     Consolidated statements of changes in shareholders' equity         page 5
     Consolidated statements of cash flows . . . . three months
        ended March 31, 1997, and March 31, 1996.                       page 6
     Notes to consolidated financial statements. . . .March 31, 1997.   page 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                      page 10


PART II.   OTHER INFORMATION

Item 2. Changes in Securities                                           page 12

Item 4. Submission of Matters to a Vote of Security Holders             page 12

Item 6. Exhibits and Reports on Form 8-K                                page 13


SIGNATURES                                                              page 14


EXHIBITS

Exhibit 3(i) -- Articles of Incorporation

Exhibit 27 -- Financial Data Schedule

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                                (UNAUDITED)
                                             MARCH 31,       DECEMBER 31,
                                               1996              1995
                                             ---------       ------------
ASSETS
Cash and due from banks                  $   18,048,821     $  19,430,993
Short term investments                        3,578,372         1,797,479
                                         --------------     -------------
       Total cash and cash equivalents       21,627,193        21,228,472

Securities available for sale                63,888,831        57,561,141
Loans
Loans held for sale                           6,357,329         6,755,863
Portfolio Loans
      Commercial                            125,815,874       121,945,076
      Real estate mortgage, portfolio       117,139,889       115,849,643
      Consumer                               69,259,482        69,080,989
                                         --------------     -------------
                           Total loans      318,572,574       313,631,571
Less allowance for loan losses               (6,429,000)       (6,247,000)
                                         --------------     -------------
                             Net loans      312,143,574       307,384,571
Premises and equipment, net                   8,106,820         8,218,954
Acquisition intangibles                       3,603,319         3,847,832
Accrued interest receivable                   2,722,702         2,236,870
Other assets                                  4,222,268         4,093,102
                          TOTAL ASSETS   $  416,314,707     $ 404,570,942
                                         ==============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
      Noninterest bearing accounts       $   45,314,836     $  47,752,360
      Interest bearing accounts:
         Demand                              83,519,810        86,768,530
         Savings                             60,131,646        59,391,775
         Time                               175,265,669       164,756,724
                                         --------------     -------------
                        Total deposits      364,231,961       358,669,389

Securities sold under agreements to
      repurchase and overnight
      borrowings                             11,490,411         6,832,592
Notes payable                                 4,643,504         3,741,861
                                         --------------     -------------

Accrued interest and other liabilities        4,643,504         3,741,861
                                         --------------     -------------
                    Total liabilities       382,592,341       371,482,881
SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
      shares authorized, none issued
Common stock; 2,500,000 shares
      authorized, 1,633,234 shares
      issued and outstanding (1,619,986
      in March 1997 and 1,627,843 in
      December 1996)                         24,403,638        24,228,132
Retained earnings                             9,165,228         8,296,590
Unrealized gain (loss) on available for
      sale securities                           153,500           563,339
                                         --------------     -------------
            Total shareholders' equity       33,722,366        33,088,061
                                         --------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $  416,314,707    $  404,570,942
                                         ==============     =============

See notes to consolidated financial statements

                          FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                          MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                 1997                1996
                                             ------------       --------------
Interest income:
  Interest and fees on loans                 $  7,274,784       $   6,407,519
  Investment securities
    Taxable                                       503,211             512,346
    Exempt from Federal Income Tax                366,523             385,718
  Short term investments                           68,774              52,157
          Total interest income                 8,213,292           7,357,740

 Interest expense:
  Deposits                                      3,482,290           3,103,316
  Notes payable and other                         140,426             149,174
          Total interest expense                3,622,716           3,252,490
             Net interest income                4,590,576           4,105,250
 Provision  for loan losses                       251,000             297,000
          Net interest income after
            provision for loan losses           4,339,576           3,808,250
 Noninterest income:
      Gain  on  sale of mortgage loans            118,239             154,491
      Service charges on deposit accounts         254,584             235,685
      Trust fees                                   56,844              52,129
      Gain on sale of securities                        0                 888
      Other                                       318,259             332,336
           Total noninterest income               747,926             775,529
 Noninterest expense:
      Salaries and employee benefits            1,742,702           1,611,847
      Occupancy                                   474,180             494,263
      FDIC Insurance premium                       (8,338)             21,814
      Michigan Single Business Tax                 95,500              81,200
      Other                                     1,081,446             944,108
          Total noninterest expense             3,385,490           3,153,232
Income before federal income taxes              1,702,012           1,430,547
Federal income taxes                              475,000             377,000
                                             ------------        ------------

                         NET INCOME          $  1,227,012        $  1,053,547
                                             ============        ============



Per Share:

                         NET INCOME          $       0.75        $       0.65
                                             ============        ============

                          DIVIDENDS          $       0.22        $       0.17
                                             ============        ============

See notes to the consolidated financial statements.

                          FIRSTBANK CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (UNAUDITED)
                                                                         NET UNREALIZED
                                                                          APPRECIATION
                                                                       (DEPRECIATION) ON
          (IN THOUSANDS)                       COMMON        RETAINED   AVAILABLE FOR SALE
                                               STOCK         EARNINGS      SECURITIES       TOTAL
                                             ------------    --------   ---------------  ----------
BALANCES AT DECEMBER 31, 1995                $ 21,355,293   $ 7,583,783    $ 913,577     $29,852,653
  Cash dividends - $.80 per share                            (1,297,400)                  (1,297,400)
  5% stock dividend - 77,060 shares             2,620,039    (2,633,181)                     (13,142)
  Issuance of 2,128 shares of common stock
     through exercise of stock options             46,947                                     46,947
  Issuance of 4,870 shares of common stock
     through dividend reinvestment plan           144,063                                    144,063
  Issuance of 1,831 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                    61,790                                     61,790
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                         (350,238)       (350,238)

  Net income for 1996                                         4,643,388                    4,643,388
                                             ------------   -----------    ---------     -----------
BALANCES AT  DECEMBER 31, 1996                 24,228,132     8,296,590      563,339      33,088,061
  Cash dividends - $.22 per share                              (358,374)                    (358,374)
  Issuance of 1,262 shares of common stock         30,708                                     30,708
     through exercise of stock options
  Issuance of 2,514  shares of common stock        86,889                                     86,889
     through dividend reinvestment plan
  Issuance of 1,615 shares of common stock         57,909                                     57,909
     through supplemental purchase under
     dividend reinvestment plan
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                         (409,839)       (409,839)
  Net income year to date                                     1,227,012                    1,227,012
                                             ------------   -----------    ---------     -----------
BALANCES AT MARCH 31, 1997                   $ 24,403,638   $ 9,165,228    $ 153,500     $33,722,366
                                             ============   ===========    =========     ===========

See notes to consolidated financial statements.

                        FIRSTBANK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       MARCH 31, 1997 AND 1996
                             (UNAUDITED)
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1997                1996
                                                                          ----                ----
OPERATING ACTIVITIES
  Net income                                                        $   1,227,012      $    1,053,547
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Provision for loan losses                                             251,000             297,000
    Depreciation of premises and equipment                                208,473             185,739
    Net amortization of security premiums/discounts                        51,167              88,608
    Gain on sale of securities                                                                   (888)
    Amortization of goodwill and other intangibles                        244,513              55,736
    Gain on sale of mortgage loans                                       (118,239)           (154,491)
    Proceeds from sales of mortgage loans                               8,694,453           9,596,749
    Unrealized loss on loans held for sale                                118,800             124,799
    Loans originated for sale                                          (8,177,680)        (14,844,508)
    Decrease (increase) in accrued interest receivable
      and other assets                                                   (403,870)            118,647
    Increase in accrued interest payable and other liabilities            901,643             457,902
                                                                    -------------      --------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            2,997,272          (3,021,160)
INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale                      47,898
  Proceeds from maturities of securities available for sale             5,444,116           2,605,293
  Purchases of securities available for sale                          (13,480,484)         (4,830,430)
  Net increase in portfolio loans                                      (4,538,691)         (5,626,641)
  Net purchases of premises and equipment                                 (96,339)           (172,724)
                                                                    -------------      --------------
       NET CASH USED IN INVESTING ACTIVITIES                          (12,623,500)         (8,024,502)
FINANCING ACTIVITIES
  Net increase in deposits                                              5,562,572           7,887,382
  Increase in securities sold under agreements
    to repurchase and other short term borrowings                       4,657,819           2,909,507
  Reduction of note payable                                               (12,574)
  Cash proceeds from issuance of common stock                             175,506              12,762
  Cash dividends                                                         (358,374)           (277,713)
                                                                    -------------      --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       10,024,949          10,531,938
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                         398,721            (513,724)
Cash and cash equivalents at beginning of period                       21,228,472          16,748,740
                                                                    -------------      --------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  21,627,193      $   16,235,016

                                                                    =============      ==============

Supplemental Disclosure
  Interest Paid                                                     $   3,466,411      $    3,181,744
  Income Taxes Paid                                                 $           0      $       75,000

See notes to consolidated financial statements.

                        FIRSTBANK CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997
                             (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. Net income per share is based on the weighted average shares outstanding for each period, 1,633,234 in 1997 and 1,619,986 in 1996.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $46,725,935 and $44,025,790 at March 31, 1997, and
December 31, 1996, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                        MARCH 31,   DECEMBER 31,
          (DOLLARS IN THOUSANDS)                           1997         1996
                                                        ---------   ------------
          Nonperforming loans:
             Nonaccrual loans                          $     199    $     218
             Loans 90 days or more past due                  302          689
             Renegotiated loans                              141          150
                                                       ---------    ---------
                  Total nonperforming loans            $     642    $   1,057
                                                       =========    =========
          Property from defaulted loans                $      85    $     130
                                                       =========    =========
          Nonperforming loans as a percent of:
             Total loans                                     .20%         .34%
                                                       =========    =========
             Allowance for loan losses                      9.99%        16.9%
                                                       =========    =========

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                             THREE        THREE       TWELVE
                                             MONTHS       MONTHS      MONTHS
                                             ENDED        ENDED       ENDED
                                            MARCH 31,    MARCH 31,  DECEMBER 31,
        (DOLLARS IN THOUSANDS)                1997        1996         1996
                                            ---------    ---------  ------------
         Balance at beginning of period     $    6,247   $   4,876    $   4,876
         Charge-offs                              (174)       (113)        (780)
         Recoveries                                105          66          313
                                            ----------   ---------    ---------
               Net charge-offs                     (67)        (47)        (467)
               Additions to allowance for
                  loan losses                      251         297        1,838
                                            ----------   ---------    ---------
               Balance at end of period     $    6,429   $   5,126    $   6,247
                                            ==========   =========    =========

Average loans outstanding
   during the period                        $  315,539   $ 268,216    $ 290,181
                                            ==========   =========    =========
Loans outstanding at end of period          $  318,573   $ 275,704    $ 314,620
                                            ==========   =========    =========
Allowance as a percent of:
         Total loans at end of period             2.02%       1.86%        1.99%
                                            ==========   =========    =========
         Nonperforming loans at end of
            period                               1,000%        951%         591%
                                            ==========   =========    =========

Net charge-offs as a percent of:
         Average loans outstanding                 .02%        .07%         .16%
                                            ==========   =========    =========

         Average Allowance for loan losses        1.06%        3.80%       8.59%
                                            ==========   =========    =========

NOTE E - RECLASSIFICATION

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


NOTE F - ACCOUNTING STANDARDS

 In August 1996, the FASB issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities for some transactions in 1997 and others in 1998, and is to be applied prospectively. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The standard is based on a consistent application of a financial-components approach that focuses on control. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, and supersedes SFAS No. 76, EXTINGUISHMENT OF DEBT and SFAS No. 77, REPORTING BY TRANSFERORS FOR TRANSFERS OF RECEIVABLES WITH RECOURSE. Retroactive application is not permitted. The Corporation has adopted SFAS 125 according to the statement's effective dates, and its adoption has had no material impact on the Corporation's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), and 1st Bank (West Branch)
(collectively, the "Banks").

FINANCIAL CONDITION

Total assets of the Corporation grew $13 million or 3.5% from December 31, 1996, to March 31, 1997. Two-thirds of this growth, over $7 million, has occurred in investment securities as the Corporation has invested excess cash. An increase in loans of $4 million represents the rest of this change.

The $7 million growth in investment securities represents a 13% increase during the first three months of 1997. The Corporation had some excess cash from a Branch acquisition which occurred in December 1996. Two million dollars of this excess was invested in short term 60-90 days instruments to be available for projected loan demand. The remainder was placed in longer maturity instruments. In addition, the Corporation was the successful bidder for some municipal deposits that were invested in some short term investments. All securities are classified as available for sale.

Fixed rate loans have experienced the majority of the growth with commercial fixed rates loans showing the largest increase of over $3 million. The Corporation is presently experiencing comparatively low demand for variable rate loan products.

The allowance for loan losses has increased $182,000 or 2.9% from December 31, 1996, to March 31, 1997. The allowance is 2.02% of outstanding loans at March 31, 1997, compared to 1.99% at December 31, 1996. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

At March 31, 1997, accrued interest receivables exceeded December 31, 1996, levels by $500,000 or 22%. Average deposits have grown $33 million or over 10% in the same time frame. The average balances for December only included 15 days of deposits acquired through a Branch purchase. March averages include those deposits for the entire period. The interest accrual at this time includes a full cycle of interest on the acquired deposits. In addition, deposit costs have posted an 8 basis point increase during that same period.

Deposits have grown $5.6 million in the first quarter of 1997. Time deposits have posted increases of $10.5 million, with some of the funds generated from demand accounts in response to a certificate of deposit promotional. The Corporation has also been successful in bidding for municipal deposits.

Securities sold under agreements to repurchase have increased over $4 million during the first three months of 1997. Several new repurchase accounts were established during the first quarter of 1997, with the majority of the funds transferred from deposit accounts.

Total shareholders' equity reflects an increase of $634,000 or 1.9% during the first quarter of 1997. Net income of $1,227,000 and stock transactions of $175,000 increased shareholders' equity while dividends of $358,000 and a change in net unrealized gain (loss) on available for sale securities of $410,000 reduced shareholders' equity. Book value per share at December 31, 1996, was $20.33 compared to $20.65 at March 31, 1997.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                             TIER 1  RISK-BASED
          (DOLLARS IN THOUSANDS)                  LEVERAGE   CAPITAL   CAPITAL
                                                  --------   -------  ---------
Capital balances at March 31, 1997                  29,930    29,930    33,810
Required Regulatory Capital                         16,154    12,315    24,630
Capital in excess of regulatory minimums            13,776    17,615     9,180

Capital ratios at March 31, 1997                      7.41%     9.72%    10.98%
Regulatory capital ratios -"well capitalized"
     definition                                       5.00%     6.00%    10.00%
Regulatory capital ratios -minimum requirement        4.00%     4.00%     8.00%

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $1,227,000, a 16.5% increase over the $1,054,000 earned during the first three months of 1996. Net interest income of $4.6 million was up 11.8% from the same time period of 1996. A 13.9%, or $52 million, increase in average earning assets contributed to the strength of net interest income. Net income per share increased $.10 or 15.9% from $.65 for the first quarter of 1996 to $.75 for the first three months of 1997. The 1996 per share results are restated to reflect the 1996 5% stock dividend.

The provision for loan losses was $251,000 for the first quarter of 1997. The three month provision is $46,000 or 15.5% less than the $297,000 provision for the first quarter of 1996. Upon analysis of the loan portfolio, management believes that the provision maintains the allowance for the loan losses at an appropriate level.

Noninterest income posted a slight decrease of $28,000 or 3.6% in the first quarter of 1997 when compared to the same period in 1996. The primary cause of this reduction is a $36,000, or 23.5%, decrease in gain on sale of mortgage loans. Proceeds from the sales of loans held for sale decreased $1 million, or 9.4%, when comparing the first quarters of 1997 and 1996, while loans originated for sale decreased 44.9% or nearly $7 million for the same period.

Total noninterest expense increased $232,000 or 7.4% during the first quarter of 1997 when compared to the same period in 1996. A significant portion of the increase is in the salary and employee benefit category. The annual salary increment, which was effective with the first pay period in January, is included in the 1997 numbers. In addition, salary expenses for the employees operating the two branches which were acquired in December 1996 are incorporated into the 1997 totals. Similarly, other noninterest expense for the first three months of 1997 exceeded that of the same period of 1996 by $137,000, or 14.6%, due to the extra costs associated with operating two additional facilities.

The FDIC insurance component of noninterest expense declined $30,000 during the first quarter of 1997, resulting in a credit to expense of $8,000, when compared to the first quarter expense of $22,000 for 1996. The Corporation received refunds from the fourth quarter 1996 SAIF assessment of $23,000 as well as a refund from the elimination of the fourth quarter minimum assessment of $500. Both of these refunds were the result of the Deposit Insurance Funds Act of 1996. In addition, the annual rates for both BIF and SAIF deposit premiums have been revised resulting in a reduction of quarterly premiums of approximately $7,000.

                     PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

          The articles of incorporation of Firstbank Corporation have been authorized to be amended, by vote of the shareholders at the annual meeting held on April 28, 1997, to increase the number of authorized shares of common stock from 2,500,000 shares to 10,000,000 shares.

          At various times in the first quarter of 1997, the Corporation issued unregistered shares of its common stock totaling 450 shares to members of the boards of directors of the Corporation and the Corporation's subsidiary banks, Firstbank and 1st Bank. The shares were issued as retainers and/or directors fees for the directors' services on the boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's board compensation policy. The issuance did not involve any general solicitation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          The annual meeting of shareholders of Firstbank Corporation was held on April 28, 1997. The purpose of the meeting was to elect directors, consider and approve an amendment to the Corporation's articles of incorporation to increase authorized capital stock, consider and approve the Stock Option and Restricted Stock Plan of 1997, and to transact any other business that may have properly come before the meeting.

          (a) The name of each director elected (along with the number of votes cast for or authority withheld) at the meeting follows:

                                              VOTES CAST
                                                       AUTHORITY
                                            FOR        WITHHELD
          ELECTED DIRECTORS
          John A. McCormack              1,379,208     16,816
          David D. Roslund               1,378,638     17,386

          (b) For the proposal to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the corporation from 2,500,000 shares of common stock and 300,000 shares of preferred stock to 10,000,000 shares of common stock and 300,000 shares of preferred stock, the numbers of votes cast were as follows:

                             VOTES CAST
                                                        BROKER
           FOR         AGAINST         ABSTAIN        NON-VOTES
           ---         -------         -------        ---------
        1,362,402      14,306           27,460          41,370

The description of this proposal contained in the registrant's definitive proxy statement for its April 28, 1997, annual meeting is incorporated herein by reference.

          (c) For the proposal to approve the Stock Option and Restricted Stock Plan of 1997, the numbers of votes were as follows:

                              VOTES CAST
                                                        BROKER
           FOR         AGAINST         ABSTAIN        NON-VOTES
        1,150,842      84,262           44,791          165,300

The description of this proposal contained in the registrant's definitive proxy statement for its April 28, 1997, annual meeting is incorporated herein by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT
     NUMBER              DOCUMENT

     3(i)      ARTICLES OF INCORPORATION.

    3(ii) BYLAWS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2
               (Registration No. 33-68432) filed on September 3,
               1993.  Here incorporated by reference.

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

     10(f)*    STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997.
               Previously filed as an appendix to the
               registrant's definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

      27       FINANCIAL DATA SCHEDULE.

*Management contract or compensatory plan.

          (b) No reports on Form 8-K were filed during the quarter covered by this report.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRSTBANK CORPORATION
                                   (Registrant)



Date:   MAY 9, 1997                \S\ JOHN MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer
                                   and Director (Principal Executive
                                   Officer)


Date:   MAY 9, 1997                \S\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer
                                   (Principal Accounting Officer)

                            EXHIBIT INDEX

     EXHIBIT
     NUMBER              DOCUMENT

     3(i)      ARTICLES OF INCORPORATION.

    3(ii) BYLAWS. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2
               (Registration No. 33-68432) filed on September 3,
               1993.  Here incorporated by reference.

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

     10(f)*    STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997.
               Previously filed as an appendix to the
               registrant's definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

       27      FINANCIAL DATA SCHEDULE.

*Management contract or compensatory plan.