Form 10-Q
period 1997-06-30
FIRSTBANK CORP
filed 1997-08-14
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1997

                                    or

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

     Common stock . . . 1,642,334 shares outstanding as of July 31, 1997.

                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)

          Consolidated balance sheets . . . . June 30, 1997
             and December 31, 1996.                                  page 3
          Consolidated statements of income . . . . three
             months ended June 30, 1997, and June 30, 1996.          page 4
          Consolidated statements of income . . . . six
             months ended June 30, 1997, and June 30, 1996.          page 5
          Consolidated statements of changes in shareholders'
             equity                                                  page 6
          Consolidated statements of cash flows . . . . six
             months ended June 30, 1997, and June 30, 1996.          page 7
          Notes to consolidated financial statements . . . .
             June 30, 1997.                                          page 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       page 11


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                      page 14

Item 6.   Exhibits and Reports on Form 8-K                           page 14


SIGNATURES                                                           page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                page 16

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1997 AND DECEMBER 1, 1996
                                (UNAUDITED)
                                                                  JUNE 30,           DECEMBER 31,
                                                                   1997                  1996
                                                               ------------          ------------
ASSETS
Cash and due from banks                                        $ 21,148,119          $ 19,430,993
Short term investments                                            2,532,685             1,797,479
                                                               ------------          ------------
                    Total cash and cash equivalents              23,680,804            21,228,472
Securities available for sale                                    63,872,770            57,561,141
Loans
  Loans held for sale                                             6,615,468             6,755,863
  Portfolio loans
     Commercial                                                 130,238,077           121,945,076
     Real estate mortgage                                       121,460,052           115,849,643
     Consumer                                                    70,558,036            69,080,989
                                                               ------------          ------------
                                        Total loans             328,871,633           313,631,571
  Less allowance for loan losses                                 (6,652,000)           (6,247,000)
                                                               ------------          ------------
                                          Net loans             322,219,633           307,384,571
Premises and equipment, net                                       8,106,091             8,218,954
Acquisition intangibles                                           3,408,806             3,847,832
Accrued interest receivable                                       2,463,265             2,236,870
Other assets                                                      4,270,036             4,093,102
                                                               ------------          ------------
                                       TOTAL ASSETS            $428,021,405          $404,570,942
                                                               ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing accounts                                 $ 48,792,922          $ 47,752,360
  Interest bearing accounts:
     Demand                                                      85,648,111            86,768,530
     Savings                                                     56,776,241            59,391,775
     Time                                                       173,583,450           164,756,724
                                                               ------------          ------------
                                     Total deposits             364,800,724           358,669,389





Securities sold under agreements to
  repurchase and overnight borrowings                            20,649,161             6,832,592
Notes payable                                                     3,040,465             2,239,039
Accrued interest and other liabilities                            4,473,681             3,741,861
                                                               ------------          ------------
                                  Total liabilities             392,964,031           371,482,881

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
  shares authorized, none issued
Common stock; 2,500,000 shares authorized,
  1,641,048 shares issued and outstanding
  (1,627,843 in December 1996)                                   24,686,360            24,228,132
Retained earnings                                                 9,961,679             8,296,590
Unrealized gain (loss) on available for sale securities             409,335               563,339
                                                               ------------          ------------
                         Total shareholders' equity              35,057,374            33,088,061
                                                               ------------          ------------
                              TOTAL LIABILITIES AND
                               SHAREHOLDERS' EQUITY            $428,021,405          $404,570,942
                                                               ============          ============

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)
                                                                        THREE MONTHS
                                                                        ENDED JUNE 30,
                                                                  1997                 1996
                                                               -----------          -----------
Interest income:
  Interest and fees on loans                                   $ 7,664,846          $ 6,740,989
  Investment securities
     Taxable                                                       576,759              512,278
     Exempt from Federal Income Tax                                377,253              360,922
  Short term investments                                            30,575               26,958
                                                               -----------          -----------
                                 Total interest income           8,649,433            7,641,147

Interest expense:
  Deposits                                                       3,598,796            3,058,550
  Notes payable and other                                          196,142              195,956
                                                               -----------          -----------
                                Total interest expense           3,794,938            3,254,506
                                                               -----------          -----------
                                   Net interest income           4,854,495            4,386,641
Provision for loan losses                                          462,000              535,000
                                                               -----------          -----------
   Net interest income after provision for loan losses           4,392,495            3,851,641
Noninterest income:
  Gain on sale of mortgage loans                                   158,116              164,373
  Service charges on deposit accounts                              274,410              261,896
  Trust fees                                                        90,657               63,727
  Gain on sale of securities                                          (440)                (756)
  Other                                                            296,728              245,952
                                                               -----------          -----------
                              Total noninterest income             819,471              735,192
Noninterest expense:
  Salaries and employee benefits                                 1,861,822            1,667,625
  Occupancy                                                        462,294              392,561
  FDIC Insurance premium                                            16,053               21,815
  Michigan Single Business Tax                                      95,900               89,500
  Other                                                          1,085,771              875,983
                                                               -----------          -----------
                             Total noninterest expense           3,521,840            3,047,484
                                                               -----------          -----------
Income before federal income taxes                               1,690,126            1,539,349
Federal income taxes                                               468,000              420,000
                                                               -----------          -----------

                                            NET INCOME         $ 1,222,126          $ 1,119,349
                                                               ===========          ===========
Per Share:

                                            NET INCOME         $      0.75          $      0.69
                                                               ===========          ===========

                                             DIVIDENDS         $      0.26          $      0.21
                                                               ===========          ===========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)
                                                                          SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                  1997                 1996
                                                               -----------          -----------
Interest income:
  Interest and fees on loans                                   $14,939,630          $13,148,508
  Investment securities
     Taxable                                                     1,079,970            1,024,624
     Exempt from Federal Income Tax                                743,776              746,640
  Short term investments                                            99,349               79,115
                                                               -----------          -----------
                                 Total interest income          16,862,725           14,998,887

Interest expense:
  Deposits                                                       7,081,086            6,161,866
  Notes payable and other                                          336,568              345,130
                                                               -----------          -----------
                                Total interest expense           7,417,654            6,506,996
                                                               -----------          -----------
                                   Net interest income           9,445,071            8,491,891
Provision for loan losses                                          713,000              832,000
                                                               -----------          -----------
   Net interest income after provision for loan losses           8,732,071            7,659,891
Noninterest income:
  Gain on sale of mortgage loans                                   276,355              318,864
  Service charges on deposit accounts                              528,994              497,581
  Trust fees                                                       147,501              115,856
  Gain on sale of securities                                          (440)                 132
  Other                                                            614,987              578,288
                                                               -----------          -----------
                              Total noninterest income           1,567,397            1,510,721
Noninterest expense:
  Salaries and employee benefits                                 3,604,524            3,279,472
  Occupancy                                                        936,474              886,824
  FDIC Insurance premium                                             7,715               43,629
  Michigan Single Business Tax                                     191,400              170,700
  Other                                                          2,167,217            1,820,091
                                                               -----------          -----------
                             Total noninterest expense           6,907,330            6,200,716
                                                               -----------          -----------
Income before federal income taxes                               3,392,138            2,969,896
Federal income taxes                                               943,000              797,000
                                                               -----------          -----------

                                            NET INCOME         $ 2,449,138          $ 2,172,896
                                                               ===========          ===========
Per Share:
                                            NET INCOME         $      1.50          $      1.34
                                                               ===========          ===========

                                             DIVIDENDS         $      0.48          $      0.38
                                                               ===========          ===========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)


                                                                                              NET UNREALIZED
                                                                                               APPRECIATION
                                                                                            (DEPRECIATION) ON
       (IN THOUSANDS)                                   COMMON               RETAINED       AVAILABLE FOR SALE
                                                        STOCK                EARNINGS           SECURITIES            TOTAL
                                                      -----------          -----------      ------------------     -----------
BALANCES AT DECEMBER 31, 1995                         $21,355,293          $ 7,583,783          $ 913,577          $29,852,653
  Cash dividends - $.80 per share                                           (1,297,400)                             (1,297,400)
  5% stock dividend - 77,060 shares                     2,620,039           (2,633,181)                                (13,142)
  Issuance of 2,128 shares of common stock
     through exercise of stock options                     46,947                                                       46,947
  Issuance of 4,870 shares of common stock
     through dividend reinvestment plan                   144,063                                                      144,063
  Issuance of 1,831 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                            61,790                                                       61,790
  Net change in unrealized appreciation
     (depreciation) on available for
     sale securities                                                                             (350,238)            (350,238)
  Net income for 1996                                                        4,643,388                               4,643,388
                                                      -----------          -----------          ---------          -----------
BALANCES AT DECEMBER 31, 1996                          24,228,132            8,296,590            563,339           33,088,061
  Cash dividends - $.48 per share                                             (784,050)                               (784,050)
  Issuance of 3,019 shares of common stock
     through exercise of stock options                     74,606                                                       74,606
  Issuance of 5,707 shares of common stock
     through dividend reinvestment plan                   211,532                                                      211,532
  Issuance of 4,479 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                           172,090                                                      172,090
  Net change in unrealized appreciation
     (depreciation) on available for
     sale securities                                                                             (154,004)            (154,004)
  Net income year to date                                                    2,449,139                               2,449,139
                                                      -----------          -----------          ---------          -----------
BALANCES AT JUNE 30, 1997                             $24,686,360          $ 9,961,679          $ 409,335          $35,057,374
                                                      ===========          ===========          =========          ===========


See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          JUNE 30, 1997 AND 1996
                                (UNAUDITED)
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                               1997                  1996
                                                                           ------------          ------------
OPERATING ACTIVITIES
  Net income                                                               $  2,449,139          $  2,172,896
  Adjustment to reconcile net income to net cash provided
        by operating activities
     Provision for loan losses                                                  713,000               832,000
     Depreciation of premises and equipment                                     431,373               363,006
     Net amortization of security premiums/discounts                             65,065               183,450
     Loss (gain) on sale of securities                                              440                  (132)
     Amortization of goodwill and other intangibles                             442,166               134,385
     Gain on sale of mortgage loans                                            (276,355)             (318,864)
     Proceeds from sales of mortgage loans                                   18,718,268            17,898,622
     Unrealized loss on loans held for sale                                     148,998               164,973
     Loans originated for sale                                              (18,301,518)          (25,145,643)
     Increase in accrued interest receivable and other assets                  (327,131)             (281,414)
     Increase in accrued interest payable and other liabilities                 731,820                36,021
                                                                           ------------          ------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            4,795,265            (3,960,700)

INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale                           560,467             2,035,499
  Proceeds from maturities of securities available for sale                  14,373,669            11,600,296
  Purchases of securities available for sale                                (21,544,612)           (9,400,664)
  Net increase in portfolio loans                                           (15,837,455)          (21,745,368)
  Net purchases of premises and equipment                                      (318,510)             (371,819)
                                                                           ------------          ------------
                             NET CASH USED IN INVESTING ACTIVITIES          (22,766,441)          (17,882,056)

FINANCING ACTIVITIES
  Net increase in deposits                                                    6,131,335            19,012,362
  Increase in securities sold under agreements
     to repurchase and other short term borrowings                           13,816,569             2,947,908
  Increase in note payable                                                      801,426
  Cash proceeds from issuance of common stock                                   458,228                41,076
  Cash dividends                                                               (784,050)             (617,409)
                                                                           ------------          ------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES           20,423,508            21,383,937



                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,452,332              (458,819)
Cash and cash equivalents at beginning of period                             21,228,472            16,748,740
                                                                           ------------          ------------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 23,680,804          $ 16,289,921
                                                                           ============          ============

Supplemental Disclosure
  Interest Paid                                                            $  7,413,872          $  6,562,780
  Income Taxes Paid                                                        $    800,000          $  1,125,000

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996. Net income per share is based on the weighted average shares outstanding for each period, 1,634,103 in 1997 and 1,620,193 in 1996.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $52,565,844 and $44,025,790 at June 30, 1997, and December 31, 1996, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                     JUNE 30,     DECEMBER 31,
            (DOLLARS IN THOUSANDS)                     1997           1996
     ------------------------------------            --------     ------------
     Nonperforming loans:
          Nonaccrual loans                             $ 199         $  218
          Loans 90 days or more past due                 482            689
          Renegotiated loans                             135            150
                                                       -----         ------

                    Total nonperforming loans          $ 816         $1,057
                                                       =====         ======

     Property from defaulted loans                     $  60         $  130
                                                       =====         ======

     Nonperforming loans as a percent of:
          Total loans                                   .25%           .34%
                                                        ====           ====

          Allowance for loan losses                   12.27%          16.9%
                                                      ======          =====

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                 SIX               SIX              TWELVE
                                                MONTHS            MONTHS            MONTHS
                                                ENDED             ENDED             ENDED
                                               JUNE 30,          JUNE 30,        DECEMBER 31,
     (DOLLARS IN THOUSANDS)                      1997              1996              1996
-----------------------------------------      --------          --------        ------------
Balance at beginning of period                 $  6,247          $  4,876          $  4,876

Charge-offs                                        (484)             (360)             (780)
Recoveries                                          176               120               313
                                               --------          --------          --------

        Net charge-offs                            (308)             (240)             (467)
        Additions to allowance for
          loan losses                               713               832             1,838
                                               --------          --------          --------

        Balance at end of period               $  6,652          $  5,468          $  6,247
                                               ========          ========          ========

Average loans outstanding
     during the period                         $320,238          $276,963          $289,332
                                               ========          ========          ========

Loans outstanding at end of period             $328,872          $292,270          $313,632
                                               ========          ========          ========

Allowance as a percent of:
     Total loans at end of period                 2.02%             1.86%             1.99%
                                                  ====              ====              ====

     Nonperforming loans at end of period          815%              852%              591%
                                                   ===               ===               ===

Net charge-offs as a percent of:
     Average loans outstanding                     .09%              .09%              .16%
                                                   ===               ===               ===

     Average Allowance for loan losses            4.79%             4.77%             8.59%
                                                  ====              ====              ====

NOTE E - RECLASSIFICATION

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


NOTE F - SUBSEQUENT EVENT

On August 8, 1997, the Corporation consummated a merger with an unrelated bank holding company with assets of $88 million and deposits of $75 million. The Corporation will issue approximately 400,000 shares of stock and $660,000 in cash to the shareholders of the acquired holding company. The details of this transaction will be fully disclosed in a report on Form 8-K filed at a later date.


NOTE G - ACCOUNTING STANDARDS

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), and 1st Bank (West Branch) (collectively the "Banks").

FINANCIAL CONDITION

Total assets of the Corporation grew $23 million or 5.8% from December 31, 1996, to June 30, 1997. The majority of this growth, 65% or over $15 million, is attributable to an increase in loans.

Investment securities were $6 million or 11% higher at June 30, 1997, than at the end of 1996. The increase is the result of investments of excess cash held at December 31, 1996, from branch acquisitions that occurred in mid December. Another $2 million of the growth is from the investment of municipal funds for which the affiliate banks were the successful bidders. The municipal monies were invested in short term instruments. All securities are classified as available for sale.

All categories of loans have posted increases during the first half of 1997, with commercial loans accounting for the largest share of the increases. While mortgage activity on June 30 had not reached the levels of the previous year, the recent decrease in mortgage rates has increased mortgage demand in the last few weeks of the quarter.

The allowance for loan losses has increased $405,000 or 6.5% from December 31, 1996, to June 30, 1997. The allowance is 2.02% of outstanding loans at June 30, 1997, compared to 1.99% at December 31, 1996. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Deposits have shown a modest increase of 1.7% or $6 million in the first six months of 1997. Time deposits have posted gains of nearly $9 million during this period due in part to a certificate of deposit promotional. Securities sold under agreement to repurchase and overnight borrowings have experienced a $14 million increase since the end of 1996. The decrease in savings and interest demand deposit products are a result of moving deposit customers into the securities sold under agreement to repurchase accounts.

Total shareholders' equity reflects an increase of $1,969,000 or 6.0% during the first six months of 1997. Net income of $2,449,000 and stock transactions of $458,000 increased shareholders' equity while dividends of

$784,000 and a change in net unrealized gain (loss) on available for sale securities of $154,000 reduced shareholders' equity. Book value per share at December 31, 1996, was $20.33 compared to $21.45 at June 30, 1997.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                             TIER 1          RISK-BASED
         (DOLLARS IN THOUSANDS)                             LEVERAGE         CAPITAL          CAPITAL
     ------------------------------                         --------         -------          -------
Capital balances at June 30, 1997                           $31,197          $31,197          $35,194
Required Regulatory Capital                                  16,590           12,684           25,369
                                                            -------          -------          -------
Capital in excess of regulatory minimums                    $14,607          $18,513          $ 9,825
                                                            =======          =======          =======

Capital ratios at June 30, 1997                               7.52%            9.84%           11.10%
Regulatory capital ratios -- "well capitalized"
     definition                                               5.00%            6.00%           10.00%
Regulatory capital ratios -- minimum requirement              4.00%            4.00%            8.00%

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $1,222,000 compared to $1,119,000 for the same period in 1996. For the first six months of 1997, net income was $2,449,000 compared to $2,173,000 for the same period in 1996 representing a $276,000 or 12.7% increase.

The provision for loan losses was $713,000 for the first half and $462,000 for the second quarter of 1997 compared to $832,000 and $535,000 for the same periods in 1996. Upon analysis of the loan portfolio, management believes that the provision maintains the allowance for loan losses at an appropriate level.

Noninterest expense for the second quarter of 1997 was $3,522,000 compared to $3,047,000 for the second quarter of 1996. Noninterest expense increased $706,000 or 11.4% for the first six months of 1997 to $6,907,000 when compared to $6,201,000 posted during the same period in 1996. With the exception of FDIC expense, all line items in noninterest expense have increased.

Salaries and benefits have grown by 9.9% for the first six months of 1997 when compared to the same period in 1996. Salary increments account for approximately half of this increase. In addition, the salary expense for 1997 includes expenses of operating two branches which were acquired in December 1996.

Other noninterest expense rose in both the second quarter and first half of 1997 when compared to similar time frames of 1996. For the six months ending June 30, 1997, other noninterest expense was $2,167,000 or 19.1% higher than the $1,820,000 registered for the six months of June 30, 1996. Over 20% of the increases is the result of expenses from two additional branches acquired in December 1996. In addition, excess goodwill was written off in two acquired business units to reflect management's judgement of their current value.

Net income per share increased 8.7% or $.06 per share for the second quarter of 1997 when compared to the second quarter of 1996. Year to date net income of $1.50 per share represents a $.16 or 11.9% increase from the first half results of 1996 of $1.34. All 1996 per share data have been restated to reflect the 1996 5% stock dividend.

                        PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

          At various times in the second quarter of 1997, the Corporation issued unregistered shares of its common stock totaling 873 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or directors fees for the directors' services on the boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's board compensation policy. The issuance did not involve any general solicitation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

          NONE

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:   AUGUST 11, 1997            \S\ JOHN  MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:   AUGUST 11, 1997            \S\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)