Form 10-Q
period 1997-09-30
FIRSTBANK CORP
filed 1997-11-14
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                    or

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

    Common stock . . . 2,038,545 shares outstanding as of October 31,
1997.

                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)
          Consolidated balance sheets . . . . September 30, 1997
            and December 31, 1996                                   page 3
          Consolidated statements of income . . . . three months
            ended September 30, 1997, and September 30, 1996.       page 4
          Consolidated statements of income . . . . nine months
            ended September 30, 1997, and September 30, 1996.       page 5
          Consolidated statements of changes in shareholders'
            equity                                                  page 6
          Consolidated statements of cash flows . . . . nine
            months ended September 30, 1997, and September 30,
            1996.                                                   page 7
          Notes to consolidated financial statements . . . .
            September 30, 1997.                                     page 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      page 11

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                     page 15

Item 6.   Exhibits and Reports on Form 8-K                          page 15

SIGNATURES                                                          page 16

EXHIBITS

Exhibit 27 -- Financial Data Schedule                              page 17

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Firstbank Corporation ("Firstbank" or the "Corporation"). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "product," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Firstbank undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                (UNAUDITED)
                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1997                  1996
                                                          ------------          ------------
ASSETS
Cash and due from banks                                   $ 20,883,700          $ 19,430,993
Short term investments                                       3,671,229             1,797,479
                                                          ------------          ------------
                   Total cash and cash equivalents          24,554,929            21,228,472

Securities available for sale                               81,475,809            57,561,141
Loans
  Loans held for sale                                        3,501,062             6,755,863
  Portfolio loans
  Commercial                                               154,762,639           121,945,076
  Real estate mortgage                                     166,544,128           115,849,643
  Consumer                                                  77,068,456            69,080,989
                                                          ------------          ------------
                                       Total loans         401,876,285           313,631,571
  Less allowance for loan losses                            (8,284,000)           (6,247,000)
                                                          ------------          ------------
                                         Net loans         393,592,285           307,384,571
Premises and equipment, net                                 11,091,353             8,218,954
Acquisition intangibles                                     12,143,411             3,847,832
Accrued interest receivable                                  3,620,524             2,236,870
Other assets                                                 5,568,252             4,093,102
                                                          ------------          ------------
                                      TOTAL ASSETS        $532,046,563          $404,570,942
                                                          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing accounts                            $ 61,520,669          $ 47,752,360
  Interest bearing accounts
  Demand                                                   105,757,461            86,768,530
  Savings                                                   65,489,039            59,391,775
  Time                                                     214,032,463           164,756,724
                                                          ------------          ------------
                                    Total deposits         446,799,632           358,669,389




Securities sold under agreements to
  repurchase and overnight borrowings                       16,549,184             6,832,592
Notes payable                                                7,590,465             2,239,039
Accrued interest and other liabilities                       7,941,257             3,741,861
                                                          ------------          ------------
                                 Total liabilities         478,880,538           371,482,881

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000
  shares authorized, none issued
Common stock; 10,000,000 shares authorized,
  2,036,543 shares issued and outstanding
  (1,627,843 in December 1996)                              41,418,585            24,228,132
Retained earnings                                           10,933,077             8,296,590
Unrealized gain (loss) on available for sale
  securities                                                   814,363               563,339
                                                          ------------          ------------
                        Total shareholders' equity          53,166,025            33,088,061
                                                          ------------          ------------
                             TOTAL LIABILITIES AND
                              SHAREHOLDERS' EQUITY        $532,046,563          $404,570,942
                                                          ============          ============

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)
                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       1997               1996
                                                    -----------        -----------
Interest income:
  Interest and fees on loans                        $ 8,836,323        $ 7,021,707
  Investment securities
     Taxable                                            674,602            478,732
     Exempt from Federal Income Tax                     418,136            361,137
  Short term investments                                 72,162             53,852
                                                    -----------        -----------
                     Total interest income           10,001,223          7,915,428

Interest expense:
  Deposits                                            4,088,239          3,159,597
  Notes payable and other                               268,889            185,904
                                                    -----------        -----------
                    Total interest expense            4,357,128          3,345,501
                                                    -----------        -----------
                       Net interest income            5,644,095          4,569,927
Provision for loan losses                               364,839            709,000
                                                    -----------        -----------
                 Net interest income after
                 provision for loan losses            5,279,256          3,860,927
Noninterest income:
  Gain on sale of mortgage loans                        204,216            166,950
  Service charges on deposit accounts                   335,158            259,533
  Trust fees                                             59,604             58,725
  Gain on sale of securities                              1,050               (213)
  Other                                                 271,979            280,953
                                                    -----------        -----------
                  Total noninterest income              872,007            765,948
Noninterest expense:
  Salaries and employee benefits                      2,092,298          1,590,879
  Occupancy                                             538,679            470,725
  FDIC Insurance premium                                 16,939             23,915
  Michigan Single Business Tax                           87,967            104,600
  Other                                               1,303,629            786,053
                                                    -----------        -----------
                 Total noninterest expense            4,039,512          2,976,172
                                                    -----------        -----------


Income before federal income taxes                    2,111,751          1,650,703
Federal income taxes                                    612,000            478,000
                                                    -----------        -----------

                                NET INCOME          $ 1,499,751        $ 1,172,703
                                                    ===========        ===========
Per Share:

                                NET INCOME          $      0.80        $      0.72
                                                    ===========        ===========

                                 DIVIDENDS          $      0.26        $      0.21
                                                    ===========        ===========

Number of common shares used to calculate
  net income per share                                1,867,510          1,628,796

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)
                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       1997               1996
                                                    -----------        -----------
Interest income:
  Interest and fees on loans                        $23,775,953        $20,170,215
  Investment securities
  Taxable                                             1,754,572          1,503,356
  Exempt from Federal Income Tax                      1,161,912          1,107,777
  Short term investments                                171,511            132,967
                                                    -----------        -----------
                     Total interest income           26,863,948         22,914,315

Interest expense:
  Deposits                                           11,169,325          9,321,463
  Notes payable and other                               605,457            531,034
                                                    -----------        -----------
                    Total interest expense           11,774,782          9,852,497
                                                    -----------        -----------
                       Net interest income           15,089,166         13,061,818
Provision for loan losses                             1,077,839          1,541,000
                                                    -----------        -----------
                 Net interest income after
                 provision for loan losses           14,011,327         11,520,818
Noninterest income:
  Gain on sale of mortgage loans                        480,571            485,814
  Service charges on deposit accounts                   864,152            757,114
  Trust fees                                            207,105            174,581
  Gain on sale of securities                                610                (81)
  Other                                                 886,966            859,241
                                                    -----------        -----------
                  Total noninterest income            2,439,404          2,276,669
Noninterest expense:
  Salaries and employee benefits                      5,696,822          4,870,351
  Occupancy                                           1,475,153          1,357,549
  FDIC Insurance premium                                 24,654             67,544
  Michigan Single Business Tax                          279,367            275,300
  Other                                               3,470,846          2,606,144
                                                    -----------        -----------
                 Total noninterest expense           10,946,842          9,176,888
                                                    -----------        -----------


Income before federal income taxes                    5,503,889          4,620,599
Federal income taxes                                  1,555,000          1,275,000
                                                    -----------        -----------

                                NET INCOME          $ 3,948,889        $ 3,345,599
                                                    ===========        ===========
Per Share:

                                NET INCOME          $      2.30        $      2.07
                                                    ===========        ===========

                                 DIVIDENDS          $      0.74        $      0.59
                                                    ===========        ===========

Number of common shares used to calculate
  net income per share                                1,714,624          1,620,123

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)
                                                                                      NET UNREALIZED
                                                                                       APPRECIATION
                                                                                    (DEPRECIATION) ON
                                                     COMMON           RETAINED      AVAILABLE FOR SALE
                                                     STOCK            EARNINGS          SECURITIES          TOTAL
                                                  -----------        -----------        ---------        -----------
BALANCES AT DECEMBER 31, 1995                     $21,355,293        $ 7,583,783        $ 913,577        $29,852,653
  Cash dividends - $.80 per share                                     (1,297,400)                         (1,297,400)
  5% stock dividend - 77,060 shares                 2,620,039         (2,633,181)                            (13,142)
  Issuance of 2,128 shares of common
    stock through exercise of stock
    options                                            46,947                                                 46,947
  Issuance of 4,870  shares of common
    stock through dividend reinvestment
    plan                                              144,063                                                144,063
  Issuance of 1,831 shares of common
    stock through supplemental purchase
    under dividend reinvestment plan                   61,790                                                 61,790
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                      (350,238)          (350,238)
  Net income for 1996                                                  4,643,388                           4,643,388
                                                  -----------        -----------        ---------        -----------
BALANCES AT  DECEMBER 31, 1996                     24,228,132          8,296,590          563,339         33,088,061
  Cash dividends - $.74 per share                                     (1,312,402)                         (1,312,402)
  Issuance of 4,674 shares of common
    stock through exercise of stock
    options                                           119,447                                                119,447
  Issuance of 7,945  shares of common
    stock through dividend reinvestment
    plan                                              298,421                                                298,421
  Issuance of 7,141 shares of common
    stock through supplemental purchase
    under dividend reinvestment plan                  280,585                                                280,585
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                       251,024            251,024
  Issuance of 400,000 shares(est) for
    the acquisition of Lakeview
    Financial Corporation                          16,492,000                                             16,492,000
  Net income year to date                                              3,948,889                           3,948,889
                                                  -----------        -----------        ---------        -----------


BALANCES AT SEPTEMBER 30, 1997                    $41,418,585        $10,933,077        $ 814,363        $53,166,025
                                                  ===========        ===========        =========        ===========

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)
                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1997                  1996
                                                                         -------------         ------------
OPERATING ACTIVITIES
  Net income                                                             $   3,948,889         $  3,345,599
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses                                               1,077,839            1,541,000
     Depreciation of premises and equipment                                    737,208              520,101
     Net amortization of security premiums/discounts                                                267,416
     Loss(gain) on sale of securities                                                                    81
     Amortization of goodwill and other intangibles                            605,082              201,175
     Gain on sale of mortgage loans                                           (480,571)            (485,814)
     Proceeds from sales of mortgage loans                                  32,583,532           32,036,281
     Increase in acquisition intangibles                                    (8,295,579)
     Loans originated for sale                                             (28,848,160)         (34,907,118)
     Increase in accrued interest receivable
       and other assets                                                     (3,212,862)            (699,152)
     Increase in accrued interest payable and other liabilities              4,199,396              399,311
                                                                         -------------         ------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       2,314,774            2,218,880

INVESTING ACTIVITIES
  Proceeds from sale of securities available for sale                      (23,914,668)           2,035,359
  Proceeds from maturities of securities available for sale                                      16,846,749
  Purchases of securities available for sale                                                    (11,081,483)
  Net increase in portfolio loans                                          (90,540,354)         (32,521,118)
  Net purchases of premises and equipment                                   (3,609,607)          (1,060,590)
                                                                         -------------         ------------
                                NET CASH USED IN INVESTING ACTIVITIES     (118,064,629)         (25,781,083)

FINANCING ACTIVITIES
  Net increase in deposits                                                  88,130,243           27,474,263
  Increase in securities sold under agreements
     to repurchase and other short term borrowings                           9,716,592             (193,544)
  Increase in note payable                                                   5,351,426            2,239,039
  Issuance of common stock for acquisition                                  16,492,000
  Cash proceeds from issuance of common stock                                  698,453             (957,121)
  Cash dividends                                                            (1,312,402)             115,192
                                                                         -------------         ------------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES     119,076,312           28,677,829

                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,326,457            5,115,626
Cash and cash equivalents at beginning of period                            21,228,472           16,748,740
                                                                         -------------         ------------
                                         CASH AND CASH EQUIVALENTS AT
                                                        END OF PERIOD    $  24,554,929         $ 21,864,366
                                                                         =============         ============

Supplemental Disclosure
  Interest Paid                                                          $  11,433,755         $  9,769,548
  Income Taxes Paid                                                      $   1,460,000         $  1,660,000

See notes to consolidated financial statements

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                                (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $58,468,000 and $44,026,000 at September 30, 1997, and December 31, 1996, respectively. The addition of the Bank of Lakeview accounts for $7,465,000 or 52% of the total increase in loan commitments of $14,442,000 during the nine month period ending September 30, 1997.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                    SEPTEMBER 30,  DECEMBER 31,
        (DOLLARS IN THOUSANDS)                          1997          1996
     -------------------------------                -------------  ------------
     Nonperforming loans:
          Nonaccrual loans                             $  820        $  218
          Loans 90 days or more past due                  618           689
          Renegotiated loans                              126           150
                                                       ------        ------

                    Total nonperforming loans          $1,564        $1,057
                                                       ======        ======

     Property from defaulted loans                     $  734        $  130
                                                       ======        ======

     Nonperforming loans as a percent of:
          Total loans                                     .39%          .34%
                                                       ======        ======

          Allowance for loan losses                      18.9%         16.9%
                                                       ======        ======

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                     NINE           NINE           TWELVE
                                                     MONTHS         MONTHS         MONTHS
                                                     ENDED          ENDED          ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,   DECEMBER 31,
   (DOLLARS IN THOUSANDS)                            1997           1996            1996
-----------------------------------               -------------  -------------   ------------
Balance at beginning of period                    $  7,573<F*>    $  4,876        $  4,876

Charge-offs                                           (688)           (548)           (780)
Recoveries                                             321             207             313
                                                  --------        --------        --------

   Net charge-offs                                    (367)           (341)           (467)
   Additions to allowance for
     loan losses                                     1,078           1,541           1,838
                                                  --------        --------        --------

   Balance at end of period                       $  8,284        $  6,076        $  6,247
                                                  ========        ========        ========

Average loans outstanding
   during the period                              $337,126        $284,554        $289,332
                                                  ========        ========        ========

Loans outstanding at end of period                $401,876        $300,384        $313,632
                                                  ========        ========        ========

Allowance as a percent of:
   Total loans at end of period                       2.06%           2.02%           1.99%
                                                      ====            ====            ====

   Nonperforming loans at end of period                530%            823%            591%
                                                       ===             ===             ===

Net charge-offs as a percent of:
   Average loans outstanding                           .11%            .12%            .16%
                                                       ===             ===             ===

   Average Allowance for loan losses                  5.44%           6.55%           8.59%
                                                      ====            ====            ====

<F*>Adjusted for beginning balance of Bank of Lakeview

NOTE E - RECLASSIFICATION

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


NOTE F - ACQUISITION

On August 8, 1997, the Corporation consummated a merger with an unrelated bank holding company with assets of $88 million and deposits of $75 million. The Corporation is in the process of issuing approximately 400,000 shares of stock and $660,000 in cash to the shareholders of the acquired holding company. The details of this transaction were fully disclosed in the 8-K.


NOTE G - ACCOUNTING STANDARDS

In August 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities for some transactions in 1997 and others in 1998, and is to be applied prospectively. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The standard is based on a consistent application of a financial-components approach that focuses on control. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, and supersedes SFAS No. 76, EXTINGUISHMENT OF DEBT and SFAS No. 77, REPORTING BY TRANSFERORS FOR TRANSFERS OF RECEIVABLES WITH RECOURSE. Retroactive application is not permitted. The Corporation has adopted SFAS 125 according to the statement's effective dates, and its adoption has had no material impact on the Corporation's financial position or results of operations.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Adoption of the provisions of this statement are required for the annual period ending December 31, 1997.
SFAS No. 128 specifies computational methods for determining basic and diluted earnings per share. The adoption of SFAS No. 128 by the Corporation is not expected to cause materially different results for earnings per share from earnings per share results as currently calculated. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. It requires the restatement of all prior period earnings per share data presented.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On August 8, 1997, Firstbank Corporation acquired an unrelated bank holding company with assets of $88 million. The acquired holding company was dissolved and the bank is functioning as a wholly owned subsidiary of Firstbank Corporation. Accordingly, the assets and operating results of Bank of Lakeview are included in the consolidated financial statements for periods after August 8, 1997. The purchase method of accounting was used for this transaction.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview) (collectively the "Banks").

FINANCIAL CONDITION

Over the first nine months of 1997, total assets of the Corporation grew 31.5%, or $127 million. Of this increase, 72%, or $92 million, is attributable to the Lakeview acquisition and Lakeview's subsequent growth.

Investment securities were $24 million, or 41.6%, higher at September 30, 1997, than at the end of 1996. The bank acquisition added $13 million, or 54.2%, of this growth. The additional investment security increase is the result of deploying growth in deposit dollars in excess of loan demand. Approximately $4 million of the investment security increase is due to the investment in short term instruments which will mature in the fourth quarter. All securities are classified as available for sale.

Total loans have increased $88 million, or 28.1%, during the first three quarters of 1997. Over 80%, or $71 million, of this increase was due to the acquisition. Both commercial loans and real estate mortgage loans have grown during this period. Loans held for sale have decreased by $3 million, or 48.2%, as a result of transferring many of these loans to the held to maturity classification. The market value of all loans transferred exceeded their book value.

Premises and equipment increased $2.9 million, primarily from the addition of Lakeview fixed assets. In recording the acquisition using the purchase method of accounting, fixed assets, primarily land and buildings, will be recorded at their market value at the time of closing. As of the date of this report, the appraisals for the Lakeview land and buildings had not been completed, and some subsequent adjustment may be made to premises and equipment during the fourth quarter of 1997.

The change in acquisition intangibles of $8 million is the net result of recognizing intangibles from the Lakeview acquisition of $8.8 million and amortization expense of $605,000. As final adjustments are recorded for the market value of fixed assets, adjustments will also be necessary to the acquisition intangible account.

The increase in accrued interest receivable and other assets of $1 million each are explained by the addition of Lakeview.

The allowance for loan losses increased over $2 million, or 32.6%, during the first three quarters of 1997. Nearly 67% of this increase is attributable to the acquired bank. The allowance is 2.06% of outstanding loans at September 30, 1997, compared to 1.99% at December 31, 1996. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Deposits have grown $88 million, or 24.6%, during the first nine months of 1997. Of this increase, 83.0%, or $73 million, is due to the acquisition. The additional deposit increases have occurred in all deposit categories.

The increase in securities sold under agreement to repurchase and overnight borrowings of $10 million, or 142% during the first nine months of 1997, results from Lakeview increases of $2 million, securities sold under agreement to repurchase increases of $7 million and overnight borrowing increases of $1 million.

Notes payable have increased $5 million during the first nine months of 1997. The acquired bank accounts for 80% of this increase, with the remainder a loan from an unrelated financial institution used to fund a specific loan to a bank's customer.

Accrued interest and other liabilities have grown both with the acquisition of a new bank as well as related payable accounts to recognize the interest liabilities for growth of borrowings and deposit and deposit equivalent products.

Total shareholders' equity has increased 60.7%, or $20 million, in the period from December 31, 1996, to September 30, 1997. Common stock has grown $17 million due to stock transactions, $16 million of which is for shares issued pursuant to the acquisition. Net income of $3,949,000 has increased retained earnings while dividends of $1,312,000 have reduced it. The $251,000 increase in net unrealized gain on available for sale securities has increased shareholders' equity. Book value per share at December 31, 1996, was $20.33 compared to $26.11 at September 30, 1997.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                                       TOTAL
                                                                       TIER 1        RISK-BASED
         (DOLLARS IN THOUSANDS)                         LEVERAGE       CAPITAL        CAPITAL
   -----------------------------------------            --------       -------        -------
Capital balances at September 30, 1997                  $40,975        $40,975        $45,783
Required Regulatory Capital                              20,489         15,248         30,496
                                                        -------        -------        -------
Capital in excess of regulatory minimums                $20,486        $25,727        $15,287
                                                        =======        =======        =======

Capital ratios at September 30, 1997                       8.00%         10.75%         12.01%
Regulatory capital ratios -- "well capitalized"            5.00%          6.00%         10.00%
  definition
Regulatory capital ratios -- minimum requirement           4.00%          4.00%          8.00%

RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $1,500,000, or $.80 per share, compared to $1,173,000, or $.72 per share, for the same period in 1996.
For the period August 9, 1997, to September 30, 1997, earnings of $135,000 were contributed to this total from the newly acquired bank. For the nine months ending September 30, 1997, net income was $3,949,000, or $2.30 per share, while results were $3,346,000 and $2.07 for the corresponding period in 1996. All per share data have been restated to reflect the 1996 5% stock dividend.

Average yields on earning assets for the first three quarters of 1997 were 9.01% compared to 9.04% for the same period in 1996. For the same nine month periods in 1997 and 1996, average costs for rate related liabilities were 4.00% and 3.94% respectively.

The provision for loan losses was $365,000 for the three months and $1,078,000 for the nine months ending September 30, 1997, as compared to $709,000 and $1,541,000 for the same time periods of 1996.

Noninterest expense for the third quarter of 1997 was $4,040,000 compared to $2,967,000 for the first nine months of 1996. For the first nine months of 1997, noninterest expense increased $1,770,000, or 19.3%, to $10,947,000 from $9,177,000 for the period through September 30, 1996.

Salaries and benefits have increased 17.0% for the first nine months of 1997 when compared to the same period of 1996. Salary increments account for approximately one third of this increase. Two branches were added in December of 1996 in addition to the acquisition of Bank of Lakeview with approximately 50 FTEs. The personnel increases necessary to operate these additional locations account for the remaining increase in salary expense.

Similarly, occupancy expense increases of $118,000, or 8.7%, for the year to date periods of 1997 and 1996 are due to operating eight new locations, two for the entire year and six since August 9, 1997. None of the occupancy expense for these locations was included in the occupancy expense total for 1996.

Other noninterest expense rose $865,000, or 33.2% during the first three quarters of 1997 when compared to 1996. Nearly half of this increase, $404,000 was the result of increased amortization expenses of goodwill and other intangibles. The remainder of the increase is due to operating additional facilities.

                        PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

          At various times in the third quarter of 1997, the Corporation issued unregistered shares of its common stock totaling 680 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's Board compensation policy. The issuance did not involve any general solicitation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27 -- Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the quarter:

        DATE OF EVENT                            FINANCIAL STATEMENTS
          REPORTED           ITEMS REPORTED             FILED
        -------------        --------------      --------------------
        August 8, 1997            2,7
        August 8, 1997             7                     Yes
           (amendment)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:   NOVEMBER 13, 1997          \S\ JOHN MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:   NOVEMBER 13, 1997          \S\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)

























                                      -23-
                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                       DOCUMENTS
      ------                       ---------

        27                Financial Data Schedule