Form 10-K405
period 1997-12-31
FIRSTBANK CORP
filed 1998-03-25
CIK 778972

=============================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended December 31, 1997

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

                             Yes __X__          No _____

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

         Aggregate Market Value as of March 2, 1998:  $120,301,148

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
        Common stock outstanding at March 2, 1998: 2,149,604 shares


                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1997, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held April 27, 1998, are incorporated by reference in Part III.

=============================================================================

                                PART I


ITEM 1.  BUSINESS.

                Firstbank Corporation (the "Corporation") is a bank holding company. The Corporation owns all of the outstanding stock of Bank of Alma, Firstbank (Mount Pleasant), 1st Bank (West Branch), and Bank of Lakeview.

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

                Bank of Alma owns Niles Agency, Incorporated, which offers general insurance agency services. 1st Bank owns 1st Armored, Incorporated, an armored car service provider. Each of the three subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

                The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 80 percent of total revenues in 1997, 80 percent of total revenues in 1996, and 79 percent in 1995. In addition, interest income from investment securities accounted for approximately 11 percent of total revenues on a consolidated basis in 1997, 10 percent of total revenues on a consolidated basis in 1996, and 12 percent in 1995. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

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

                Bank of Lakeview is a Michigan state-chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, and it has branches in Howard City, Morley, Remus, and Stanwood. The Corporation acquired Bank of Lakeview and its holding company parent in August
of 1997.   Bank of Lakeview operates as an independent community bank.  The acquisition was accounted for as a purchase transaction (the details of which are more fully described in the 8-K dated August 8, 1997). Accordingly, the results of operations of Bank of Lakeview are included with those of the Company for periods subsequent to the date of merger. Although the markets served by Bank of Lakeview are contiguous with those of the Corporation, the markets do not overlap and the Corporation's subsidiary banks have not divested any branches.

                The following table shows comparative information concerning the Corporation's subsidiary banks:

                                             DECEMBER 31, 1997
                           ---------------------------------------------------------------
                           BANK OF ALMA     FIRSTBANK         1ST BANK    BANK OF LAKEVIEW
                           ------------     ---------         --------    ----------------
                                         (In thousands of Dollars)
        Assets              $  199,590     $   95,229       $  137,338       $  97,623
        Deposits               169,224         81,133          121,232          75,067
        Loans                  133,718         80,875          117,435          72,780

                As of December 31, 1997, the Corporation and its subsidiaries employed 295 persons on a full-time equivalent basis.

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

                The Corporation's subsidiary banks compete directly with other banks, thrift institutions, credit unions and other nondepository financial institutions in four geographic banking markets where their offices are located. Bank of Alma primarily competes in Gratiot, Midland, Montcalm, and Saginaw Counties; Firstbank primarily in Isabella and Clare Counties; 1st Bank primarily in Iosco, Oscoda, Ogemaw, and Roscommon Counties; and Bank of Lakeview primarily in Mecosta and Montcalm Counties.

                Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Bank of Alma, Firstbank, 1st Bank, and Bank of Lakeview are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services. As of December 31, 1997, Bank of Lakeview was a member of the Federal Reserve System. In 1998, Bank of Lakeview discontinued its membership in the Federal Reserve System. None of the other subsidiary banks are members of the Federal Reserve System. All of the banks' deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law.

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

                Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks, or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank, or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks, or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

                Each of the Corporation's subsidiary banks and the Corporation itself, on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 1997.

                                                TIER 1
                                               LEVERAGE       TIER 1       TOTAL RISK-BASED
                                                 RATIO     CAPITAL RATIO    CAPITAL RATIO
                                                 -----     -------------    -------------
        Minimum regulatory requirement           4.00%          4.00%            8.00%
        Well capitalized regulatory level        5.00%          6.00%           10.00%

        Firstbank Corporation-Consolidated       8.24%         11.11%           12.37%
           Bank of Alma                          7.48%         10.49%           11.75%
           Firstbank                             9.03%         10.98%           12.24%
           1st Bank                              7.41%         10.03%           11.29%
           Bank of Lakeview                     10.31%         13.43%           14.69%

                  The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                              TOTAL
                                                 TIER 1        TIER 1       RISK-BASED
                                                LEVERAGE      CAPITAL         CAPITAL
                                                --------      -------       -----------
                                                     (In Thousands of Dollars)
        Capital balances
          at December 31, 1997                $  43,304      $ 43,304          $ 48,217
          Required regulatory
          capital                                21,023        15,595            31,190
                                              ---------      --------          --------
          Capital in excess
          of regulatory
          minimums                            $  22,281      $ 27,709          $ 17,027
                                              =========      ========          ========

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

                This Annual Report on Form 10-K including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated in this Annual Report on Form 10-K by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                       YEAR ENDED                    YEAR ENDED                     YEAR ENDED
                                   DECEMBER 31, 1997             DECEMBER 31, 1996               DECEMBER 31, 1995
                                -------------------------    --------------------------     ---------------------------
                                AVERAGE           AVERAGE    AVERAGE            AVERAGE     AVERAGE              AVERAGE
                                BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE       BALANCE    INTEREST    RATE
                                -------  -------    ----     -------  --------   ----       -------    --------    ----
                                                           (Dollars in Thousands)
AVERAGE ASSETS:
Interest earning assets:
    Securities available for
         sale
    Taxable Securities           $ 40,255  $  2,546    5.90%  $  30,687  $   1,922   6.27%  $  30,702   $  1,983  6.46%
    Tax-exempt securities<F1>      29,123     2,352    8.07      26,570      2,136   8.04      28,026      2,255  8.04
                                 --------  --------    ----   ---------  ---------   ----   ---------   --------  ----
       Total Securities            69,378     4,898    7.05      57,257      4,058   7.09      58,728      4,238  7.22

       Loans <F1><F2>             352,539    33,412    9.46     290,006     27,472   9.47     243,806     23,517  9.64
Federal funds sold                  5,414       289    5.37       3,032        161   5.31       6,028        359  5.93
Interest-bearing deposits             309        22    7.17         205         14   6.86         235         16  6.72
                                 --------  --------    ----   ---------  ---------   ----   ---------   --------  ----
       Total earning assets       427,640    38,621    9.02     350,500     31,705   9.04%    308,797     28,130  9.11%

    Nonaccrual loans                  519                           141                           100

 Less allowance for loan loss      (7,142)                       (5,436)                       (4,458)
Cash and due from banks            16,413                        13,744                        12,706
Other
nonearning assets                  23,009                        13,880                        12,934
                                 --------                     ---------                     ---------
       Total assets              $460,439                     $ 372,829                     $ 330,079
                                 ========                     =========                     =========
AVERAGE LIABILITIES:
 Interest-bearing deposits:
    Demand                       $ 95,572  $  3,393    3.55%  $  71,710  $   2,476   3.45%  $  61,201   $  2,047  3.35%
Savings                            61,286     1,664    2.71      58,282      1,643   2.82      54,879      1,533  2.80
    Time                          188,378    10,571    5.61     151,622      8,463   5.58     135,926      7,672  5.64
 Federal funds purchased and
    repurchase agreements          13,468       624    4.62      13,279        650   4.90      10,401        550  5.29
 Notes payable                      4,480       278    6.08         866         49   5.70
                                 --------  --------    ----   ---------  ---------   ----   ---------   --------  ----
       Total interest-
       bearing liabilities        363,184    16,530    4.49     295,759     13,281   4.47%    262,407     11,802  4.50%

 Demand deposits                   50,647                        42,521                        36,686
                                 --------                     ---------                     ---------
       Total funds                413,831                       338,280                       299,093

 Other liabilities                  5,368                         3,909                         3,417
                                 --------                     ---------                     ---------
       Total liabilities          419,199                       342,189                       302,510
 Average Shareholders'
   Equity                          41,240                        30,640                        27,569
                                 --------                     ---------                      ---------
       Total liabilities and
       shareholders' equity      $460,439                     $ 372,829                     $ 330,079
                                 ========                     =========                     =========
 NET INTEREST INCOME <F1>                  $ 22,091                      $  18,424                      $ 16,328
                                           ========                      =========                      ========
 RATE SPREAD <F1>                                      4.53%                         4.57%                        4.61%
                                                       ====                          ====                         ====
 NET INTEREST MARGIN (PERCENT
 OF AVERAGE EARNING ASSETS)<F1>                        5.16%                         5.26%                        5.29%
                                                       ====                          ====                         ====

<F1> Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

<F2> Including loan fees of $1,387,000, $1,327,000, and $1,060,000, respectively. Interest on nonaccrual loans is not included.

VOLUME/RATE ANALYSIS<F*>
                                           1997/1996                               1996/1995
                                           ---------                               ---------
                                 CHANGE IN INTEREST DUE TO:                CHANGE IN INTEREST DUE TO:
                                 -------------------------                 -------------------------
                                   AVERAGE  AVERAGE   NET                   AVERAGE  AVERAGE    NET
                                   VOLUME   RATE    CHANGE                   VOLUME   RATE     CHANGE
                                   ------   ----    ------                   ------   ----     ------
                                                         (In Thousands of Dollars)
INTEREST INCOME:
Securities available for sale
 Taxable securities            $  605   $   19    $   624                $   (48)   $  (13)    $  (61)
 Tax-exempt Securities <F1>       206       10        216                    (93)      (26)      (119)
                               ------   ------    -------                -------    ------     ------
    Total securities              811       29        840                   (141)      (39)      (180)
 Loans <F1>                     5,866       12      5,878                   3,714      (26)     3,688
 Federal funds sold               127        1        128                   (159)      (39)      (198)
 Interest-bearing deposit           7        1          8                     (2)                  (2)
 Loan fees                         60        0         60                     267                  267
                               ------   ------    -------                -------    ------     ------
    Total interest-
       earning assets           6,871       43      6,914                   3,679     (104)     3,575
INTEREST EXPENSE:
 Interest-paying demand           847       70        917                     429                 429
 Savings deposits                  81      (60)        21                     109                 109
 Time deposits                  2,061       47      2,108                     880      (89)       791
                               ------   ------    -------                -------    ------     ------
    Total interest-
       paying deposits          2,989       57      3,046                   1,418      (89)     1,329
 Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase                   9      (35)       (26)                    146      (45)       101
Notes payable                     224        5        229                      49                  49
                               ------   ------    -------                -------    ------     ------
    Total interest-
       bearing liabilities      3,222       27      3,249                   1,613     (134)     1,479
                               ------   ------    -------                -------    ------     ------
NET INTEREST INCOME            $3,649   $   16    $ 3,665                $  2,066   $   30     $2,096
                               ======   ======    =======                ========   =======    ======

         <F*>Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
         <F1> Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

INVESTMENT PORTFOLIO

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                                  DECEMBER 31,
                                                      ------------------------------------
                                                         1997        1996            1995
                                                         ----        ----            ----
                                                             (IN THOUSANDS OF DOLLARS)
                 TAXABLE
                    U.S. Treasury                      $11,083     $   7,509      $  6,108
                    U.S. Government agencies            15,388        13,565        17,713
                    States and political subdivisions    2,196           662           200
                    Mortgage Backed Securities           4,550           872         1,205
                             Corporate and other        16,237         7,013         7,283
                                                       -------     ---------      --------
                                                        49,454        29,621        32,509
                  Tax-exempt
                    States and political
                       subdivisions                     33,124        26,951        29,312
                                                       -------     ---------      --------
                                              Total    $82,578     $  56,572      $ 61,821
                                                       =======     =========      ========

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

The following table shows, by class of maturities at December 31, 1997, the amounts and weighted average yields of such investment securities <F1>:

                                                                 CARRYING           AVERAGE
                                                                  VALUE            YIELD<F2>
                                                                  -----            ---------
                                                                   (Dollars in Thousands)
                         U.S. Treasury
                            One year or less                      $   3,999              5.70%
                            Over one through five years               7,084              6.27
                            Over five through ten years
                            Over ten years
                                                                  ---------              ----
                               Total                                 11,083              6.06

                         U.S. Agencies
                            One year or less                      $   4,694              6.04%
                            Over one through five years               8,353              6.33
                            Over five through ten years                 494              5.50
                            Over ten year s                           1,847              6.77
                                                                  ---------              ----
                               Total                                 15,388              6.27

                         States and Political
                            subdivisions:
                            One year or less                      $   4,460              9.42%
                            Over one through five years              17,924              8.85
                            Over five through ten years               8,562              8.50
                            Over ten years                            4,374              8.91
                                                                  ---------              ----
                               Total                                 35,320              8.85

                         Corporate and Other:
                            One year or less                      $   6,889              4.99%
                            Over one through five years               9,348              7.43
                            Over five through ten years
                            Over ten years
                                                                  ---------              ----
                               Total                                 16,237              6.39

                         Collateralized Mortgage Obligations
                            One year or less
                            Over one through five years           $     277              6.37%
                            Over five through ten years               1,677              6.02
                            Over ten years                            2,596              6.25
                                                                  ---------              ----

                               Total                                  4,550              6.17
                                                                  ---------              ----
                                  Total                           $  82,578              7.36%
                                                                  =========              =====

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

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (CON'T)

                                                                                           RATE ON
                                                                                           TAXABLE
                                                           TAX-EXEMPT                    EQUIVALENT
                                                              RATE       ADJUSTMENT         BASIS
                                                              ----       ----------      ----------
                         One year or less                     6.22%          3.20%          9.42%
                         Over 1 through 5 years               5.84           3.01           8.85
                         Over 5 through 10 years              5.61           2.89           8.50
                         Over 10 years                        5.88           3.04           8.92

                         Total                                5.84%          3.01%          8.85%



The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 1997.

LOAN PORTFOLIO

The following table presents the loans outstanding at the indicated dates according to the type of loan:

                                                                  DECEMBER 31
                                      -------------------------------------------------------------------
                                         1997           1996            1995            1994        1993
                                         ----           ----            ----            ----        ----
                                                         (In Thousands of Dollars)
Loan categories:
Commercial and
  agricultural                        $ 158,219       $ 122,934     $  115,779     $   99,307     $   81,085
Real estate mortgages                   171,848         122,605         90,753         73,760         56,770
Consumer                                 74,741          69,081         58,315         50,324         40,538
                                      ---------       ---------     ----------     ----------     ----------
              Total                   $ 404,808       $ 314,620     $  264,847     $  223,391     $  178,393
                                      =========       =========     ==========     ==========     ==========

The following table shows the maturity of commercial, agricultural and real estate construction loans outstanding at December 31, 1997. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                          ONE YEAR            ONE YEAR TO         AFTER
                                          OR LESS              FIVE YEARS       FIVE YEARS         TOTAL
                                          --------            -----------       ----------         -----
                                                              (In Thousands of Dollars)
Commercial, Agricultural                 $ 44,738                 $ 90,519         $ 22,962        $158,219
Real Estate Construction                   11,385                    3,939                0          15,324
                                         --------                 -------          --------        --------
        Total                            $ 56,123                 $ 94,458         $ 22,962        $173,543
                                         ========                 ========         ========        ========

Loans due after one year:

With pre-determined rate                                         $  93,198         $ 22,962        $116,160
With adjustable rates                                                1,260                0           1,260
                                                                 ---------         --------        --------
        Total                                                    $  94,458         $ 22,962        $117,420
                                                                 =========         ========        ========

NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at the dates indicated:

                                                                                        DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                1997       1996        1995          1994        1993
                                                                ----       ----        ----          ----        ----
                                                                                (In Thousands of Dollars)
Nonperforming loans:
  Nonaccrual loans:
    Commercial and agricultural                               $   447      $  127      $  47        $ 110       $ 258
      Real estate mortgages                                       800          79          0           10          71
      Consumer                                                     27          12          0            0          12
                                                              -------      ------      -----        -----       -----
                 Total                                          1,274         218         47          120         341
Accruing Loans 90 days or more past due:
    Commercial and agricultural                                   752         178          0           49           0
      Real estate mortgages                                       426         475        319          123          35
      Consumer                                                     37          36         67           92          12
                                                              -------      ------      -----        -----       -----
                Total                                           1,215         689        386          264          47

Renegotiated loans:
    Commercial and agricultural                                   121         150        182            0           0
      Real estate mortgages                                         0           0          0          213         182
                                                              -------      ------      -----        -----       -----
         Total                                                    121         150        182          213         182

Total nonperforming loans                                       2,610       1,057        615          597         570

Property from defaulted loans                                     663         130          0           86          92
                                                              -------      ------      -----        -----       -----
             Total nonperforming assets                       $ 3,273      $1,187      $ 615        $ 683       $ 662
                                                              =======      ======      =====        =====       =====

<F1>  Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 1997, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $196,000. The amount of interest income on those loans that was included in net income for the period was $128,000.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 1997, the Corporation had $15,556,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to constant attention and their status is reviewed on a monthly basis.

As of December 31, 1997, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's annual report to shareholders for the year ended December 31, 1997.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense.

                                                                               DECEMBER 31,
                                                         ----------------------------------------------------------
                                                            1997         1996       1995         1994        1993
                                                            ----         ----       ----         ----        ----
                                                                          (Dollars in Thousands)
Balance at beginning of period                           $ 6,247       $  4,876    $ 4,100     $  3,254    $ 2,394

Charge-offs:
 Commercial and agricultural                                 211            110        164          113        299
 Real estate mortgages                                        79             45         81            0         44
 Consumer                                                    980            625        493          386        262
                                                         -------       --------    -------     --------    -------
   Total charge-offs                                       1,270            780        738          499        605

Recoveries:
 Commercial and agricultural                                  97             83         97          143        129
 Real estate mortgages                                         7             28         63           30         39
 Consumer                                                    309            202        269          172        158
                                                         -------       --------    -------     --------    -------
  Total recoveries                                           413            313        429          345        326

Net charge-offs                                              857            467        309          154        279
                                                        -------       --------    -------     --------    -------
Additions to allowance for
loan losses                                                2,724<F1>      1,838      1,085        1,000      1,139
                                                         -------       --------    -------     --------    -------
Balance at end of period                                 $ 8,114       $  6,247    $ 4,876     $  4,100    $ 3,254
                                                         =======       ========    =======     ========    =======
Net charge-offs as a percent
  of average loans                                          0.24%          0.16%      0.13%        0.08%      0.18%

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.
[FN]
<F1>  Includes the allowance of Bank of Lakeview at date of acquisition of
      $1,326.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was allocated to provide for possible losses within the following loan categories at the dates indicated:

                                                                     DECEMBER 31,
                        -----------------------------------------------------------------------------------------------------
                                  1997                  1996               1995                1994               1993
                        -------------------   ------------------- ------------------  -----------------  --------------------
                        ALLOWANCE    % OF     ALLOWANCE    % OF   ALLOWANCE   % OF   ALLOWANCE    % OF    ALLOWANCE   % OF
                           FOR      LOANS TO     FOR     LOANS TO    FOR    LOANS TO    FOR     LOANS TO    FOR      LOANS TO
                          LOAN       TOTAL       LOAN      TOTAL     LOAN     TOTAL     LOAN     TOTAL      LOAN      TOTAL
                         LOSSES      LOANS      LOSSES    LOANS     LOSSES    LOANS   LOSSES     LOANS     LOSSES     LOANS
                        -------------------   ------------------- ------------------  -----------------  --------------------
                                                                   (Dollars in Thousands)
Commercial &
   agricultural            $ 3,806     39%     $  2,763    39%     $  2,232    44%     $ 2,069     44%     $ 1,782     45%
Real estate
   mortgages                   516     42           364    39           880    34          492     33          276     32
Consumer                     1,621     19         1,576    22         1,050    22          927     23          594     23
Unallocated                  2,171                1,544                 714                612                 602
                           -------    ---      --------   ---      --------   ---      -------    ---      -------    ---
              Total        $ 8,114    100%     $  6,247   100%     $  4,876   100%     $ 4,100    100%     $ 3,254    100%
                           =======    ===      ========   ===      ========   ===      =======    ===      =======    ===

AVERAGE DEPOSITS

The daily average deposits and rates paid on such deposits for the periods indicated were:

                                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                            1997                    1996                 1995
                                                            ----                    ----                 ----
                                                       AMOUNT     RATE      AMOUNT       RATE      AMOUNT     RATE
                                                       ------     ----      ------       ----      ------     ----
                                                                          (Dollars in Thousands)
Average Balance:
           Noninterest-bearing demand deposits       $  50,647             $  42,521            $   36,686
           Interest-bearing demand deposits             95,572    3.55%       71,710    3.45%       61,201    3.35%
           Other savings deposits                       61,286    2.71%       58,282    2.82        54,879    2.80
           Other time deposits                         188,378    5.61%      151,622    5.58       135,926    5.64
                                                     ---------    ----     ---------    ----    ----------    ----
              Total average deposits                 $ 395,883    3.95%    $ 324,135    3.88%   $  288,692    3.89%
                                                     =========    ====     =========    ====    ==========    ====



The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1997, was as follows (Dollars in Thousands):

                                 Three months or less                               $ 13,161
                                 Over three through six months                         9,993
                                 Over six through twelve months                        6,926
                                 Over twelve months                                    5,590
                                                                                    --------
                                       Total                                        $ 35,670
                                                                                    ========

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the years ended:

                                                                 1997         1996          1995
                                                                 ----         ----          ----
Financial ratios:
        Return on average total assets                            1.21%        1.25%        1.17%
        Return on average equity                                 13.48        15.15        14.02
        Average equity to average total assets                    8.96         8.22         8.35
        Dividend payout ratio                                    33.51        27.94        26.23

SHORT-TERM BORROWED FUNDS

Included in short-term borrowed funds are repurchase agreements as described in Note J to the consolidated financial statements in the Corporation's annual report to shareholders for the year ended December 31, 1997, which consist of the following:

                                                              1997              1996               1995
                                                              ----              ----               ----
                                                                      (Dollars in Thousands)
                 Amounts outstanding at the
                         end of the year                   $   12,932        $    5,933         $     8,442
                 Weighted average interest rate
                         at the end of the year                  4.23%             4.40%               4.98%

                 Longest maturity                             2-20-98          05-22-97            10-29-96

                 Maximum amount outstanding at
                         any month-end during year         $   13,911        $   14,290         $    10,714

                 Approximate average amounts
                         outstanding during the year       $   10,894        $   10,527         $     8,905

                 Approximate weighted average
                         interest rate for the year              4.36%             4.73%               5.16%

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

                Bank of Alma leases the facility for the St. Louis branch. This facility is approximately 900 square feet consisting of wood frame construction. The Bank of Alma has negotiated the purchase of this building and is leasing the facility on a month-to-month basis until closing of the purchase.

                Bank of Alma owns and operates a branch located in Merrill, Michigan. The branch occupies approximately 2,000 square feet of a 4,000 square foot wood and brick building. The remainder of the building is available for community use. The bank operates a two-lane drive-up facility which is attached to the building and covered by a canopy. Bank of Alma also owns the property adjacent to the office which is used for parking.

                Bank of Alma also owns the facilities for six other full-service branches. Each of the Ashley, Auburn, Ithaca, Riverdale, St. Charles, and Vestaburg branches is owned by Bank of Alma and housed in buildings having slightly less than 2,000 square feet.

                On February 27, 1998, Bank of Alma purchased a 16,000 square foot parcel adjacent to its main office from an unrelated party. The Bank intends to demolish the buildings existing on the land, and to construct an operations center on the premises. Construction is expected to begin in the second quarter of 1998.

                The main office of Firstbank is located at 102 South Main, Mt. Pleasant, Michigan. The 5,600 square foot facility is leased. The lease will expire in 2001. Firstbank has an option to extend the term for an additional five years.

                Firstbank operates a branch located in Shepherd, Michigan. The bank owns the approximately 5,800 square foot brick building. Approximately half the building is used for bank purposes and the other half is leased to other tenants for office purposes. The bank operates a two-lane drive-up facility that is attached to the building and covered by a canopy. Firstbank also owns a parcel that is adjacent to the office which is used as a parking lot.

                Firstbank operates a branch located in Clare, Michigan. The branch is housed in a brick building containing approximately 4,800 square feet of space. The bank owns the building and adjacent real estate used for parking. The bank also operates a two-lane drive-up facility that is attached to the building and covered by a canopy.

                Firstbank operates a branch located in Mt. Pleasant, Michigan. The branch is housed in a brick building containing approximately 1,600 square feet of space. The bank owns the building and adjacent real estate used for parking and operates a two-lane drive-up facility attached to the building.

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

                Firstbank has purchased a vacant lot in Union Township near Mt. Pleasant. The property is located at 1900 Remus Road, Mt. Pleasant, Michigan. Firstbank intends to construct a full service branch on this property in 1998.

                The main office of 1st Bank is located at 502 West Houghton Avenue, West Branch, Michigan. The bank occupies approximately 3,565 square feet of office space. 1st Bank owns this property, as well as a lot adjacent to the main office. The lot has a 1,800 square foot single family residence and separate garage. The house is currently rented but is available for future expansion of the bank and for parking needs.

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

                1st Bank operates a branch located in Hale, Michigan. The leased branch occupies a wood frame building containing approximately 2,000 square feet and sublets approximately 800 square feet to an unrelated business.

                1st Bank operates an armored car service from an 8,500 square
foot brick and steel building.   1st Bank owns the building.  Approximately
2,000 square feet of the building are leased to unrelated businesses. In addition, 1st Bank leases approximately 1,600 square feet in a brick and steel building as an additional site for its armored car service. The lease expires in July of 2002. 1st Bank has the option to extend the lease for an additional five-year term.

                1st Bank has entered into purchase agreement to acquire a 2,000 square foot brick building which will be used as a full service branch. The property is located at 2375 M-30. The purchase is expected to close during the second quarter of 1998.

                The main office of the Bank of Lakeview is located at 506 S. Lincoln Avenue, Lakeview, Michigan. The bank occupies a brick and block frame building of approximately 16,000 square feet and owns a vacant parcel of land directly across South Lincoln Avenue which is used for parking.

                Bank of Lakeview owns and operates one 3 lane drive-up branch in Lakeview, Michigan. The 700 square foot building which also offers ATM service is of brick construction.

                Bank of Lakeview owns and operates three full service branches located in Howard City, Remus and Morley, Michigan containing from 1,200 to 2,300 square feet. Each of these branches occupies a brick building.

                Bank of Lakeview leases property for the Canadian Lakes branch located in Stanwood, Michigan. The facility is approximately 2,000 square feet of wood construction. The lease expires August 31, 2000. Bank of Lakeview has the option to extend the lease for two additional five year periods.

                Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition, and adequate for their operations.

ITEM 3. LEGAL PROCEEDINGS.

                The Corporation and its subsidiaries are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Corporation's consolidated financial condition.

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

            MARY D. DECI (age 51) has been Chief Financial Officer, Secretary, and Treasurer of the Corporation since 1994. Ms. Deci has been Senior Vice President of Bank of Alma since 1994, and Controller of Bank of Alma since 1988. Ms. Deci has been Vice President of the Corporation and of Bank of Alma since 1989 and has been an officer of Bank of Alma since 1988.

            RICHARD L. JARVIS (age 60) has been Executive Vice President of Firstbank since December, 1991, and has been Vice President of the Corporation since 1987. Mr. Jarvis served as President and Chief Executive Officer of Firstbank from 1987 until December, 1991. Mr. Jarvis served as a director of Firstbank from 1987 to 1991.

            DALE A. PETERS (age 55) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of 1st Bank since 1987. He has been Chairman of the Board of 1st Bank since 1988.

            RICHARD J. SCHURTZ (age 61) has been Vice President of the Corporation since the acquisition of Bank of Lakeview in August of 1997. Mr. Schurtz has been President and Chief Executive Officer of Bank of Lakeview since 1994. He has served as a director of Bank of Lakeview since 1994.

            THOMAS R. SULLIVAN (age 47) has been Executive Vice President of the Corporation since November, 1996, and has been President, Chief Executive Officer, and a director of Firstbank since December, 1991. Mr. Sullivan served as Vice President of the Corporation from 1991 to 1996.

            JAMES E. WHEELER, II (age 38), has been Vice President of the Corporation and Senior Vice President and Chief Loan Officer of Bank of Alma since 1989.

                                   PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                The information under the caption "Common Stock Data" on page 13 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

                At various times in 1997, the Corporation issued unregistered shares of its common stock totaling 2,898 shares to members of the boards of directors of the Corporation and the Corporation's subsidiary banks, Firstbank and 1st Bank. The shares were issued as retainers and directors fees for the directors' services on the boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's board compensation policy. The issuance did not involve any general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA.

                The information under the heading "Selected Financial Data" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                Information under the headings "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 10 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The report of independent auditors and the consolidated financial statements on pages 14 through 32 and the quarterly results of operations on page 13 in the registrant's annual report to shareholders for the year ended December 31, 1997, are here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                  PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 27, 1998, is here incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

                Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 27, 1998, is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 27, 1998, is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 27, 1998, is here incorporated by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS.

                The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 1997, in Item 8:

                                                               PAGE NUMBER IN
       STATEMENT OR REPORT                                       ANNUAL REPORT

        Report of Independent Auditors                                14
        Consolidated Balance Sheets as of December 31, 1997,
                and 1996                                              15
        Consolidated Statements of Income for the years ended
                December 31, 1997, 1996, and 1995                     16
        Consolidated Statements of Changes in Shareholders'
                Equity for the years ended December 31, 1997, 1996,
                and 1995                                              17
        Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1996, and 1995                     18
        Notes to Consolidated Financial Statements                    19-32

                The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1997.

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

NUMBER                                            EXHIBIT

10(a)<F*>      FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND OFFICERS.
               Previously filed as an exhibit to the registrant's Registration
               Statement on Form S-2 (Registration No. 33-68432) filed on
               September 3, 1993. Here incorporated by reference.

10(b)          MAIN OFFICE LEASE.   Previously filed as an exhibit to the
               registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(c)<F*>      DEFERRED COMPENSATION PLAN.  Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995.
               Here incorporated by reference.

10(d)<F*>      TRUST UNDER DEFERRED COMPENSATION PLAN.  Previously filed as an exhibit to the registrant's Form 10-K for the year ended December
               31, 1995. Here incorporated by reference.

10(e)<F*>      STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993.  Previously filed as an appendix to the registrant's definitive proxy statement for its annual 26, 1993. Here incorporated by reference.

10(f)<F*>      STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997.  Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

10(g) AGREEMENT AND PLAN OF MERGER. Previously filed as Appendix A to the registrant's Registration Statement on Form S-4 filed on June 20, 1997. Here incorporated by reference.

13 1997 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21             SUBSIDIARIES OF REGISTRANT.

23             CONSENT OF CROWE, CHIZEK AND COMPANY LLP.

24             POWERS OF ATTORNEY.

27(a)          FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31, 1997.

27(b)          AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED SEPTEMBER 30,
               1997.

27(c)           AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED JUNE 30, 1997.

27(d)           AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MARCH 31,
                1997.

27(e)           AMENDED FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31,
                1996.

27(f)           AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED SEPTEMBER 30,
                1996.

27(g)           AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED JUNE 30, 1996.

27(h)           AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MARCH 31,
                1996.

27(i)           AMENDED FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31,
                1995.

99              FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.

<F*>Management contract or compensatory plan.

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

Dated: March 23, 1998                             FIRSTBANK CORPORATION


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

March 23, 1998                           /S/ JOHN MCCORMACK <F*>
                                         John McCormack
                                        President, Chief Executive
                                            Officer, and Director
                                            (Principal executive officer)


March 23, 1998                           /S/ MARY D. DECI
                                         Mary D. Deci
                                        Vice President, Secretary, and Treasurer
                                            (Principal financial and accounting
                                            officer)


March 23, 1998                           /S/ WILLIAM E. GOGGIN <F*>
                                         William E. Goggin
                                         Director


March 23, 1998                           /S/ EDWARD B. GRANT <F*>
                                         Edward B. Grant
                                         Director


March 23, 1998                           /S/ CHARLES W. JENNINGS <F*>
                                         Charles W. Jennings
                                         Director


March 23, 1998                           /S/ PHILLIP G. PEASLEY <F*>
                                         Phillip G. Peasley
                                         Director


March 23, 1998                           /S/ DAVID D. ROSLUND <F*>
                                         David D. Roslund
                                         Director

*By /S/ MARY D. DECI
   Mary D. Deci
     (Attorney in Fact)

                         INDEX TO EXHIBITS

NUMBER                                   EXHIBIT                        PAGE

  3(a)  ARTICLES OF INCORPORATION.  Previously filed as an exhibit to     <F**>
        registrant's Registration Statement on Form S-2 (Registration
        No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

  3(b)  BYLAWS.  Previously filed as an exhibit to the registrant's       <F**>
        Registration Statement on Form S-2 (Registration No. 33-68432)
        filed on September 3, 1993.   Here incorporated by reference.

10(a)<F*>FORM OF INDEMNITY AGREEMENT WITH DIRECTORS AND OFFICERS.         <F**>
        Previously iled as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on
        September 3, 1993. Here incorporated by reference.

10(b)   MAIN OFFICE LEASE.   Previously filed as an exhibit to the        <F**>
        registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(c)<F*> DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to <F**> the registrant's Form 10-K for the year ended December 31, 1995.
        Here incorporated by reference.

10(d)<F*>TRUST UNDER DEFERRED COMPENSATION PLAN. Previously filed as an <F**> exhibit to the registrant's Form 10-K for the year ended December
        31, 1995. Here incorporated by reference.

10(e)<F*>STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993.  Previously      <F**>
        filed as an appendix to the registrant's definitive proxy statement for its annual 26, 1993. Here incorporated by reference.

10(f)<F*>STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997.  Previously      <F**>
        filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

10(g) AGREEMENT AND PLAN OF MERGER. Previously filed as Appendix A to <F**> the registrant's Registration Statement on Form S-4 filed on June
        20, 1997.  Here incorporated by reference.

13      1997 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for       30
        those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21      SUBSIDIARIES OF REGISTRANT.                                        69

23      CONSENT OF CROWE, CHIZEK AND COMPANY LLP.                          70

24      POWERS OF ATTORNEY.                                                71

27(a)   FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31, 1997.          78

27(b)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED SEPTEMBER 30,    79
        1997.

27(c)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED JUNE 30, 1997.   80

27(d)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MARCH 31,        81
        1997.

27(e)   AMENDED FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31,        82
        1996.

27(f)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED SEPTEMBER 30,    83
        1996.

27(g)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED JUNE 30, 1996.   84

27(h)   AMENDED FINANCIAL DATA SCHEDULE FOR QUARTER ENDED MARCH 31,        85
        1996.

27(i)   AMENDED FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31,        86
        1995.

99      FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.               87
[FN]
<F*>Management contract or compensatory plan.
<F**>This Exhibit is filed by incorporation by reference to a prior filing.