Form 10-Q
period 1998-03-31
FIRSTBANK CORP
filed 1998-05-14
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1998

                                    or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transaction period from __________ to __________.

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

           Common stock . . . 4,312,631 shares outstanding as of April 30, 1998.

                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements (UNAUDITED)                   page 3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                page 10

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                        page 13


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                              page 14

Item 6.        Exhibits and Reports on Form 8-K                   page 14


SIGNATURES                                                        page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                             page 16

                           FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,       DECEMBER 31,
                                                                  1998             1997
                                                              ------------     -------------
ASSETS
 Cash and due from banks                                     $   20,529,614    $  23,279,923
 Short term investments                                           8,154,366          835,580
                                                             --------------    -------------
                    Total cash and cash equivalents              28,683,980       24,115,503

 Securities available for sale                                   90,856,367       82,577,999
 Loans
  Loans held for sale                                             4,597,764        3,916,791
  Portfolio loans
    Commercial                                                  163,043,935      158,218,889
    Real estate mortgage, portfolio                             162,526,641      167,930,825
    Consumer                                                     73,423,055       74,741,496
                                                             --------------    -------------
                                        Total loans             403,591,395      404,808,001
  Less allowance for loan losses                                 (8,419,000)      (8,114,000)
                                                             --------------    -------------
                                          Net loans             395,172,395      396,694,001
 Premises and equipment, net                                     13,393,102       13,417,065
 Acquisition intangibles                                         10,074,817       10,290,640
 Accrued interest receivable                                      3,713,555        3,458,655
 Other assets                                                     6,599,689        5,769,444
                                                             --------------    -------------
                                       TOTAL ASSETS          $  548,493,905    $ 536,323,307
                                                             ==============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                               $   63,333,976    $  57,952,555
  Interest bearing accounts:
    Demand                                                      113,816,190      110,363,898
    Savings                                                      64,755,011       63,853,842
    Time                                                        214,500,197      213,495,526
                                                             --------------    -------------
                                     Total deposits             456,405,374      445,665,821
 Securities sold under agreements to repurchase
    and overnight borrowings                                     18,180,440       21,232,881
 Notes payable                                                    9,077,138        7,590,465
 Accrued interest and other liabilities                           8,781,063        7,301,246
                                                             --------------    -------------
                                  Total liabilities             492,444,015      481,790,413
                                 Page 3 of 20

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 10,000,000 shares authorized, 4,311,754 shares
   issued and outstanding (4,292,210 in December 1997)           46,719,778       46,223,949
 Retained earnings                                                8,545,516        7,420,886
 Unrealized gain (loss) on available for sale securities            784,596          887,059
                                                             --------------    -------------
                         Total shareholders' equity              56,049,890       54,531,894
                                                             --------------    -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  548,493,905    $ 536,322,307
                                                             ==============    =============




See notes to consolidated financial statements.

                          FIRSTBANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                   1998                  1997
                                                               -------------        -----------
 Interest income:
  Interest and fees on loans                                   $  9,491,632         $ 7,274,784
  Investment securities
    Taxable                                                         809,201             503,211
    Exempt from Federal Income Tax                                  443,866             366,523
  Short term investments                                            119,684              68,774
                                                               ------------         -----------
                              Total interest income              10,864,383           8,213,292
 Interest expense:
  Deposits                                                        4,410,938           3,482,290
  Notes payable and other                                           340,618             140,426
                                                               ------------         -----------
                             Total interest expense               4,751,556           3,622,716
                                Net interest income               6,112,827           4,590,576
 Provision for loan losses                                          370,000             251,000
                                                               ------------         -----------
    Net interest income after provision for loan losses           5,742,827           4,339,576
 Noninterest income:
  Gain on sale of mortgage loans                                    561,463             118,239
  Service charges on deposit accounts                               346,357             254,584
  Trust fees                                                         67,627              56,844
  Gain on sale of securities                                            820                   0
  Other                                                             308,325             318,259
                                                               ------------         -----------
                           Total noninterest income               1,284,592             747,926
 Noninterest expense:
  Salaries and employee benefits                                  2,361,215           1,742,702
  Occupancy                                                         673,591             474,180
  Amortization of Intangibles                                       186,216             244,513
  FDIC Insurance premium                                             18,257              (8,338)
  Michigan Single Business Tax                                       99,500              95,500
  Other                                                           1,198,853             836,933
                                                               ------------         -----------
                          Total noninterest expense               4,537,632           3,385,490
 Income before federal income taxes                               2,489,787           1,702,012
 Federal income taxes                                               742,000             475,000
                                                               ------------         -----------
                                         NET INCOME            $  1,747,787        $  1,227,012
                                                               ============         ===========



 Per Share:
                                     BASIC EARNINGS                   $0.41               $0.36
                                                                      =====               =====
                                   DILUTED EARNINGS                   $0.39               $0.35
                                                                      =====               =====

                                          DIVIDENDS                   $0.15               $0.10
                                                                      =====               =====


See notes to the consolidated financial statements.


                CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                         QUARTERS ENDING MARCH 31,

                                                                   1998                 1997
                                                               ------------         -----------
Net Income                                                     $  1,747,787         $ 1,227,012
Change in unrealized gains on securities                           (102,463)           (409,839)
                                                               ------------         -----------
Comprehensive income                                           $  1,645,324         $   817,173
                                                               ============         ===========


See notes to the consolidated financial statements.

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     NET UNREALIZED
                                                                                      APPRECIATION
                                                                                   (DEPRECIATION) ON
          (IN THOUSANDS)                              COMMON          RETAINED     AVAILABLE FOR SALE
                                                       STOCK          EARNINGS         SECURITIES        TOTAL
                                                   -------------  --------------  -------------------    -----
BALANCES AT DECEMBER 31, 1996                      $ 24,228,132   $    8,296,590      $  563,339    $ 33,088,061
  Cash dividends - $.48 per share                                     (1,862,378)                     (1,862,378)
  Issuance of 13,756 shares of common stock
     through exercise of stock options                  163,566                                          163,566
  Issuance of 25,590 shares of common stock
     through dividend reinvestment plan                 479,436                                          479,436
  Issuance of 20,734 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                         402,894                                          402,894
  5% stock dividend - 203,834 shares                  4,560,786       (4,571,057)                        (10,271)
  Issuance of 815,266 shares of common
    stock pursuant to the acquisition                16,389,135                                       16,389,135
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                      323,720         323,720
  Net income for 1997                                                  5,557,731                       5,557,731
                                                   ------------   --------------      ----------    ------------
BALANCES AT DECEMBER 31, 1997                      $ 46,223,949   $    7,420,886      $  887,059    $ 54,531,894
  Cash dividends - $.15 per share                                       (623,157)                       (623,157)
  Issuance of 4,715 shares of common stock
     through exercise of stock options                   53,925                                           53,925
  Issuance of 6,764 shares of common stock
     through dividend reinvestment plan                 176,482                                          176,482
  Issuance of 9,394 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                         265,422                                          265,422
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                     (102,463)       (102,463)
  Net income year to date                                              1,747,787                       1,747,787
                                                   ------------   --------------      ----------    ------------
BALANCES AT MARCH 31, 1998                         $ 46,719,778   $    8,545,516      $  784,596    $ 56,049,890
                                                   ============   ==============      ==========    ============


See notes to consolidated financial statements.

                           FIRSTBANK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               1998              1997
                                                                               ----              ----
 OPERATING ACTIVITIES
     Net income                                                          $   1,747,787     $   1,227,012
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                              370,000           251,000
        Depreciation of premises and equipment                                 320,419           208,473
        Net amortization(accretion) of security premiums/discounts             (11,500)           51,167
        Gain on sale of securities                                                (820)
        Amortization of goodwill and other intangibles                         186,216           244,513
        Gain on sale of mortgage loans                                        (561,463)         (118,239)
        Proceeds from sales of mortgage loans                               37,802,164         8,694,453
        Unrealized loss on loans held for sale                                                   118,800
        Loans originated for sale                                          (37,921,674)       (8,177,680)
        Increase in accrued interest receivable
           and other assets                                                 (1,003,642)         (403,870)
        Increase in accrued interest payable and other liabilities           1,479,817           901,643
                                                                         -------------     -------------
              NET CASH PROVIDED BY OPERATING  ACTIVITIES                     2,407,304         2,997,272

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                       610,235            47,898
     Proceeds from maturities of securities available for sale               7,822,353         5,444,116
     Purchases of securities available for sale                            (16,853,995)      (13,480,484)
     Net increase (decrease) in portfolio loans                              1,832,579        (4,538,691)
     Net purchases of premises and equipment                                  (296,456)          (96,339)
                                                                         -------------     -------------
                                NET CASH USED IN INVESTING ACTIVITIES       (6,885,284)      (12,623,500)

 FINANCING ACTIVITIES
    Net increase in deposits                                                10,739,553         5,562,572
    Increase (decrease) in securities sold under agreements
     to repurchase and other short term borrowings                          (3,052,441)        4,657,819
    Decrease (increase) of note payable                                      1,486,673           (12,574)
    Cash proceeds from issuance of common stock                                495,829           175,506
    Cash dividends                                                            (623,157)         (358,374)
                                                                         -------------     -------------
                   NET CASH PROVIDED BY FINANCING  ACTIVITIES                9,046,457        10,024,949

                         INCREASE IN CASH AND CASH EQUIVALENTS               4,568,477           398,721



 Cash and cash equivalents at beginning of period                           24,115,503        21,228,472
                                                                         -------------     -------------
            CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD               $  28,683,980     $  21,627,193
                                                                         =============     =============

 Supplemental Disclosure
     Interest Paid                                                       $   4,609,350     $   3,466,411
     Income Taxes Paid                                                              $0                $0


See notes to consolidated financial statements.

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $57,211,000 and $50,596,000 at March 31, 1998, and December 31, 1997, respectively.
                                 Page 10 of 20

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES
NONPERFORMING LOANS AND ASSETS

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                 MARCH 31,      DECEMBER 31,
            (DOLLARS IN THOUSANDS)                                 1998             1997
        ------------------------------------------------        -----------     -----------
        Nonperforming loans:
                Nonaccrual loans                                    $862          $1,274
                Loans 90 days or more past due                       439           1,215
                Renegotiated loans                                   109             121
                                                                  ------          ------
                                 Total nonperforming loans        $1,410          $2,610
                                                                  ======          ======
        Property from defaulted loans                             $1,065          $  663
                                                                  ======          ======
        Nonperforming loans as a percent of:
                Total loans                                          .35%            .64%
                                                                  ======          ======
                Allowance for loan losses                           16.7%           32.2%
                                                                  ======          ======



ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                            THREE              TWELVE             THREE
                                                            MONTHS              MONTHS            MONTHS
                                                            ENDED               ENDED             ENDED
                                                           MARCH 31,         DECEMBER 31,        MARCH 31,
        (DOLLARS IN THOUSANDS)                               1998               1997               1997
---------------------------------------------              ---------         ------------        ---------
Balance at beginning of period                              $ 8,114            $ 6,247           $ 6,247

Charge-offs                                                    (160)            (1,270)             (174)
Recoveries                                                       95                413               105
                                                            -------           --------          --------


        Net charge-offs                                         (65)              (857)              (69)
        Additions to allowance for
          loan losses                                           370              2,724               251
                                                            -------           --------          --------
        Balance at end of period                             $8,419            $ 8,114            $6,429
                                                            =======           ========          ========
Average loans outstanding
        during the period                                  $403,195           $353,061          $315,539
                                                            =======           ========          ========
Loans outstanding at end of period                         $403,591           $404,808          $318,573
                                                            =======           ========          ========
Allowance as a percent of:
        Total loans at end of period                          2.09%               2.00%             2.02%
                                                            =======           ========          ========
        Nonperforming loans at end of period                   597%                311%            1,000%
                                                            =======           ========          ========
Net charge-offs as a percent of:
        Average loans outstanding                              .02%                .24%              .02%
                                                            =======           ========          ========
        Average Allowance for loan losses                      .79%              12.00%             1.06%
                                                            =======           ========          ========

NOTE E - RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview) (collectively the "Banks").

FINANCIAL CONDITION

During the first quarter of 1998, assets of the Corporation grew $12 million or 2.3%. Investment securities and cash and cash equivalents account for this net change, supported by growth in deposits and equity.

Cash and cash equivalents increased $4.6 million or 18.9% in the three month period from December 31, 1997 to March 31, 1998. During the same time period, investment securities grew $8.3 million or 10.0%. Both of these increases are the result of strong deposit growth and level loan demand. Over half of the investment security increase is from short term (less than 120 days) investments. These investment vehicles are used to lock in a marginally higher rate than overnight investments while still providing liquidity to meet the expected increase in loan demand. The Banks have also established an overnight repurchase agreement account with a correspondent bank, which allows the Banks to earn a slightly higher interest rate on overnight investments and maintain the same level of liquidity. The overnight repurchase agreement has increased the short term investments, and is responsible for the growth in cash and cash equivalents.

While total outstanding loans have varied very little during the first quarter of 1998, the Banks have experienced some changes in loan categories. Commer-cial loans have increased as the economy continues to encourage expansion in the Banks' service areas. The three month increase of $4.8 million represents a 3.1% growth from December 31, 1997. Real estate mortgage loans have decreased $5.4 million or 3.2% during this same time period. The sustained decrease in mortgage rates has created heightened activity in the refinancing market. The majority of real estate mortgage loans have been sold on the secondary market.

The allowance for loan losses increased $300,000 or 3.8% during the three month period ending March 31, 1998. At March 31, 1998 the allowance as a percent of outstanding loans was 2.09% compared to 2.00% at December 31, 1997. The allowance was decreased by net change offs of $65,000 and increased by a provision of $370,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits have grown $10.7 million or 2.4% during the first 90 days of 1998. The largest increases, $8.8 million, are in noninterest bearing and interest bearing demand accounts.
                                 Page 14 of 20

The total of securities sold under agreement to repurchase and overnight borrowings declined 14.4% or $3.1 million in the first 3 months of 1998. Securities sold under agreements to repurchase increased $2.4 million during this time period as overnight borrowing decreased $5.5 million. The Banks have historically experienced an increase in securities sold under agreement to repurchase during the first quarter. The increased cash generated by this growth, in addition to the deposit increase previously discussed, have reduced the need for short term borrowing.

Net notes payable have increased $1.5 million or 19.6%. The only Bank which does not participate in secondary market mortgage sales has funded loan growth through Federal Home Loan Bank borrowings. For the first quarter of 1998, loan draws of $2 million and loan pay downs of $513,000 account for the activity in notes payable.

Total shareholders' equity increased $1.5 million or 2.8% in the first quarter of 1998. Net income of $1,748,000 and stock transactions of $496,000 have increased shareholders' equity, while dividends of $623,000 and net unrealized loss on available for sale securities of $102,000 reduced shareholders' equity. Book value was $12.71 at December 31,1997 compared to $13.00 at March 31,1998.

On April 8, 1998 the Company distributed a 2 for 1 stock split to shareholders of record on March 27, 1998. All per share amounts have been restated to reflect the effect of the stock split.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                                   TOTAL
                                                                                TIER 1           RISK-BASED
                (DOLLARS IN THOUSANDS)                      LEVERAGE            CAPITAL           CAPITAL
          ----------------------------------                --------            -------          ----------
Capital balances at March 31, 1998                           45,337              45,337            50,280
Required Regulatory Capital                                  21,257              15,679            31,358
Capital in excess of regulatory minimums                     24,080              29,658            18,922

Capital ratios at March 31, 1998                              8.53%              11.56%            12.82%
Regulatory capital ratios -- "well capitalized"               5.00%               6.00%            10.00%
        definition
Regulatory capital ratios -- minimum requirement              4.00%               4.00%             8.00%

RESULTS OF OPERATIONS

The Corporation acquired Lakeview Financial Corporation on August 8, 1997. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations are included in the Corporation's results for periods subsequent to August 8, 1997. Lakeview Financial Corporation was dissolved and Bank of Lakeview is operated as a wholly owned subsidiary of the Corporation.

For the first quarter of 1998, net income was $1,748,000, basic earning per share was $.41, and diluted earnings per share of $.39, compared to $1,227,000, $.36 and $.35 for the same period in 1997. Average earning assets increased $115 million or 30.3% from March 31, 1997 to March 31, 1998. The average yield on earning assets increased from 8.9% for the quarter ended March 1997 to 9.0% for the comparable time period in 1998. Average costs for rate related liabilities increased 5 basis points from 3.98% at March 31, 1997 to 4.03% at March 31, 1998.

The provision for loan losses was $370,000 during the first 3 months of 1998 compared to $251,000 for the same period in 1997.

Noninterest income increased $537,000 or 71.8% during the first 90 days of 1998 when compared to the first quarter of 1997. Over 82% of this increase, $443,000, is an increase in the gain on sale of mortgage loans. Mortgage activity has been strong as mortgage rates remain low. The remaining item comprising the difference in noninterest income is service charges on deposit accounts. This line item grew $92,000 from 1997 to 1998. The majority of this increase, over 92% or $85,000 is the result of the new affiliate.

Total noninterest expense increased 34.0% or $1,152,000 when comparing the first quarter of 1998 to the first quarter of 1997. Most of the increase, 72.8% or $838,000, was the result of the affiliate acquisition. Salaries and benefits increased $619,000 or 35.5% for the quarter ended March 31,1998 when compared the first quarter of 1997. Of this increase, $358,000 or 57.9%, is the result of adding a new affiliate. The remaining increase is from yearly increments which were paid in 1998, and additional positions to support corporate growth.

Other line item increases in noninterest expense are primarily the result of the additional affiliate bank.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q including, without limitation, management's discussion and analysis of financial condition and results of operations and items which are incorporated in this quarterly report on Form 10-Q by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; change sin tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 10 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference. Firstbank's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 1997.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 1998, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Form 10-K Annual Report incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q quarterly report, the Corporation does not expect to change those methods in the near term. However, the Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" at the beginning of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

                        PART II.  OTHER INFORMATION


ITEM 2.  Changes in Securities

At various times in the first quarter of 1998, the Corporation issued unregistered shares of its common stock totaling 480 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)



Date:   MAY 13, 1998               \s\ JOHN MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:   MAY 13, 1998               \s\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                     Officer
                                   (Principal Accounting Officer)