Form 10-Q
period 1998-06-30
FIRSTBANK CORP
filed 1998-08-13
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1998

                                    or

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

           Common stock . . . 4,317,807 shares outstanding as of July 31, 1998.

                                  INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)

Consolidated balance sheets . . . . June 30, 1998 and
 December 31, 1997.                                               page 3
Consolidated statements of income . . . . three months ended
June 30, 1998, and June 30, 1997.                                 page 4
Consolidated statements of income . . . . six months ended
June 30, 1998, and June 30, 1997.                                 page 5
Consolidated statements of changes in shareholders' equity        page 6
Consolidated statements of cash flows . . . . six months
ended June 30, 1998, and June 30, 1997.                           page 7
Notes to consolidated financial statements . . . . June 30, 1998. page 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                    page 11

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.                                                   page 16


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                   page 17

Item 6.   Exhibits and Reports on Form 8-K                        page 17


SIGNATURES                                                        page 18


EXHIBITS

Exhibit 27 -- Financial Data Schedule                             page 19

                          FIRSTBANK CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                (UNAUDITED)

                                              June 30,            December 31,
                                               1998                   1997
 ASSETS
 Cash and due from banks                  $  27,456,728        $    23,279,923
 Short term investments                       7,865,873                835,580
       Total cash and cash equivalents       35,322,601             24,115,503

 Securities available for sale               85,562,481             82,577,999
 Loans
  Loans held for sale                         4,759,145              3,916,791
  Portfolio loans
    Commercial                              167,779,150            158,218,889
    Real estate mortgage, portfolio         165,387,901            167,930,825
    Consumer                                 74,035,130             74,741,496
                           Total loans      411,961,326            404,808,001
  Less allowance for loan losses             (8,555,000)            (8,114,000)
                             Net loans      403,406,326            396,694,001
 Premises and equipment, net                 13,377,107             13,417,065
 Acquisition intangibles                      9,897,620             10,290,640
 Accrued interest receivable                  3,432,536              3,458,655
 Other assets                                 7,485,617              5,769,444
                          TOTAL ASSETS    $ 558,484,288        $   536,323,307

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts               69,829,709            $57,952,555
  Interest bearing accounts:
    Demand                                  120,040,010            110,363,898
    Savings                                  66,928,345             63,853,842
    Time                                    208,813,420            213,495,526
                        Total deposits      465,611,484            445,665,821
 Securities sold under agreements to
    repurchase and overnight borrowings      16,220,782             21,232,881
 Notes payable                               11,321,950              7,590,465
 Accrued interest and other liabilities       7,940,339              7,301,246
                    Total liabilities       501,094,555            481,790,413





 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 10,000,000 shares
   authorized, 4,316,856 shares issued
  and outstanding (4,292,210 in
  December 1997)                             46,816,985             46,223,949
 Retained earnings                            9,749,947              7,420,886
 Unrealized gain (loss) on available for
  sale securities                               822,801                887,059
            Total shareholders' equity       57,389,733             54,531,894
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                             $558,484,288        $   536,322,307

See notes to consolidated financial statements.

                       FIRSTBANK  CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                          JUNE 30, 1998 and 1997
                                (UNAUDITED)

                                                      Three months
                                                     ended June 30,
                                               1998                1997
 Interest income:
  Interest and fees on loans               $  9,503,869            7,664,846
  Investment securities
    Taxable                                     837,822              576,759
    Exempt from Federal Income Tax              443,935              377,253
  Short term investments                        110,316               30,575
                   Total interest income     10,895,942            8,649,433

 Interest expense:
  Deposits                                    4,417,836            3,598,796
  Notes payable and other                       382,939              196,142
                   Total interest expense     4,800,775            3,794,938
                       Net interest income    6,095,167            4,854,495
Provision  for  loan  losses                    205,000              462,000
  Net interest income after provision for
    loan losses                               5,890,167            4,392,495
 Noninterest income:
  Gain on sale of mortgage loans                430,963              158,116
  Service charges on deposit accounts           395,441              274,410
  Trust fees                                     79,589               90,657
  Gain on sale of securities                       (742)                (440)
  Other                                         718,271              296,728
         Total noninterest  income            1,623,522              819,471
 Noninterest expense:
  Salaries and employee benefits              2,483,092            1,861,822
  Occupancy                                     687,958              462,294
  Amortization of Intangibles                   178,696              215,221
  Michigan Single Business Tax                   96,700               95,900
  Other                                       1,453,140              886,603
Total  noninterest  expense                   4,899,586            3,521,840
 Income before  federal income taxes          2,614,103            1,690,126
 Federal income taxes                           784,000              468,000
NET   INCOME                                $ 1,830,103         $  1,222,126
 Per Share:
                           BASIC EARNINGS   $      0.42         $       0.36
                          DILUTED EARNINGS  $      0.41         $       0.35
                                 DIVIDENDS  $      0.15         $       0.12

See notes to the consolidated financial statements.

                CONDENSED STATEMENT OF COMPREHENSIVE INCOME

Net Income                                  $  1,830,103        $   1,222,126
Change in unrealized gains on securities          38,205              255,835
Comprehensive net income                    $  1,868,308        $   1,477,961

See notes to the consolidated financial statements.

                          FIRSTBANK  CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                          JUNE 30, 1997 AND 1998
                                (UNAUDITED)

                                                        Six months
                                                      ended June 30,
                                                   1998              1997
 Interest income:
  Interest and fees on loans                   18,995,501       $  14,939,630
  Investment securities
    Taxable                                     1,647,023           1,079,970
    Exempt from Federal Income Tax                887,801             743,776
  Short term investments                          230,000              99,349
                     Total interest income     21,760,325          16,862,725
 Interest expense:
  Deposits                                      8,828,774           7,081,086
  Notes payable and other                         723,557             336,568
                      Total interest expense    9,552,331           7,417,654
                         Net interest income   12,207,994           9,445,071
 Provision  for  loan  losses                     575,000             713,000
     Net interest income after provision for
                                 loan losses   11,632,994           8,732,071
 Noninterest income:
  Gain  on  sale   of mortgage   loans            992,426             276,355
  Service charges on deposit accounts             741,798             528,994
  Trust fees                                      147,216             147,501
  Gain on sale of securities                           78                (440)
Other                                           1,026,596             614,987
                 Total  noninterest   income    2,908,114           1,567,397
 Noninterest expense:
  Salaries   and   employee   benefits          4,844,307           3,604,524
  Occupancy                                     1,361,549             936,474
  Amortization of Intangibles                     363,412             459,734
  Michigan Single Business Tax                    196,200             191,400
Other                                           2,671,750           1,715,198
                 Total  noninterest  expense    9,437,218           6,907,330
 Income before  federal income taxes            5,103,890           3,392,138
 Federal income taxes                           1,526,000             943,000
                                 NET INCOME   $ 3,577,890        $  2,449,138
 Per Share:
                             BASIC EARNINGS   $      0.83        $       0.72
                           DILUTED EARNINGS   $      0.80        $       0.70
                                  DIVIDENDS   $      0.29        $       0.23

See notes to the consolidated financial statements.

                CONDENSED STATEMENT OF COMPREHENSIVE INCOME

Net Income                                    $ 3,577,890        $    2,449,138
Change in unrealized gains on securities          (64,258)             (154,004)
Comprehensive net income                      $ 3,513,632        $    2,295,134

See notes to the consolidated financial statements.

                           FIRSTBANK CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                                                                  NET UNREALIZED
                                                                                   APPRECIATION
                                                                                (DEPRECIATION) ON
          (IN THOUSANDS)                           COMMON        RETAINED        AVAILABLE FOR SALE
                                                   STOCK         EARNINGS            SECURITIES         TOTAL
BALANCES AT  DECEMBER 31, 1996                  $ 24,228,132   $  8,296,590     $     563,339      $   33,088,061
  Cash dividends - $.48 per share                                (1,862,378)                           (1,862,378)
  Issuance of 13,756 shares of common stock
     through exercise of stock options               163,566                                              163,566
  Issuance of 25,590  shares of common stock
     through dividend reinvestment plan              479,436                                              479,436
  Issuance of 20,734 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                      402,894                                              402,894
  5% stock dividend - 203,834 shares               4,560,786     (4,571,057)                              (10,271)
  Issuance of 815,266 shares of common stock
    pursuant to the acquisition                   16,389,135                                           16,389,135
  Net change in unrealized appreciation
    on available for sale securities                                                  323,720             323,720
  Net income for 1997                                             5,557,731                             5,557,731
BALANCES AT  DECEMBER 31, 1997                  $ 46,223,949   $  7,420,886     $     887,059      $   54,531,894

  Cash dividends - $.29 per share                                (1,248,829)                           (1,248,829)
  Issuance of  7,569 shares of common stock
     through exercise of stock options               151,132                                              151,132
  Issuance of 6,764  shares of common stock
     through dividend reinvestment plan              176,482                                              176,482
  Issuance of 9,394 shares of common stock through
     supplemental purchase under dividend
     reinvestment plan                               265,422                                              265,422
  Net change in unrealized appreciation
   (depreciation) on available for sale
   securities                                                                         (64,258)            (64,258)
  Net income year to date                                         3,577,890                             3,577,890
BALANCES AT  JUNE 30, 1998                      $ 46,816,985   $  9,749,947     $     822,801      $   57,389,733

See notes to consolidated financial statements.

                        FIRSTBANK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED
                        JUNE 30, 1998 AND 1997
                             (UNAUDITED)

                                                                  Six months ended June 30,
                                                                     1998             1997
 OPERATING ACTIVITIES
     Net income                                                 $  3,577,890     $  2,449,139
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                    575,000          713,000
        Depreciation of premises and equipment                       630,400          431,373
        Net amortization of security premiums/discounts               28,496           65,065
        Loss(gain) on sale of securities                                 742              440
        Amortization of goodwill and other intangibles               363,412          459,734
        Gain on sale of mortgage loans                              (992,426)        (276,355)
        Proceeds from sales of mortgage loans                     77,631,109       18,718,268
        Unrealized loss on loans held for sale                                        148,998
        Loans originated for sale                                (77,481,037)     (18,301,518)
        Increase in accrued interest receivable
           and other assets                                       (1,628,344)        (344,699)
        Increase in accrued interest payable and other
          liabilities                                                639,093          731,820
     NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES          3,344,335        4,795,265

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale             609,415          560,467
     Proceeds from maturities of securities available for sale    16,583,618       14,373,669
     Purchases of securities available for sale                  (20,304,113)     (21,544,612)
     Net increase in portfolio loans                              (6,444,971)     (15,837,455)
     Net purchases of premises and equipment                        (590,442)        (318,510)
                    NET CASH USED IN INVESTING ACTIVITIES        (10,146,493)     (22,766,441)

 FINANCING ACTIVITIES
    Net increase in deposits                                      19,945,663        6,131,335
    Increase in securities sold under agreements
     to repurchase and other short term borrowings                (5,012,099)      13,816,569
    Increase in note payable                                       3,731,485          801,426
    Cash proceeds from issuance of common stock                      593,036          458,228
    Cash dividends                                                (1,248,829)        (784,050)
               NET CASH PROVIDED BY FINANCING  ACTIVITIES         18,009,256       20,423,508

   INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS              11,207,098        2,452,332
 Cash and cash equivalents at beginning of period                 24,115,503       21,228,472
            CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD      $ 35,322,601    $  23,680,804

 Supplemental Disclosure
     Interest Paid                                              $  9,552,208    $   7,413,872
     Income Taxes Paid                                          $  1,850,000    $     800,000

See notes to consolidated financial statements.

                        FIRSTBANK CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
                             (UNAUDITED)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997. Net income per share is based on the weighted average shares outstanding for each period, 4,307,156 in 1998 and 3,421,616 in 1997.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $52,475,000 and $50,596,000 at June 30, 1998, and
December 31, 1997, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                    June 30,  December 31,
 (DOLLARS IN THOUSANDS)                               1998       1997
     Nonperforming loans:
          Nonaccrual loans                          $1,157      $1,274
          Loans 90 days or more past due               766       1,215
          Renegotiated loans                           222         121
                    Total nonperforming loans       $2,145      $2,610
     Property from defaulted loans                    $836      $  663
     Nonperforming loans as a percent of:
          Total loans                                  .52%        .64%
          Allowance for loan losses                  25.11%       32.2%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                               Six      Twelve        Six
                                              months    months       months
                                              ended     ended        ended
                                             June 30, December 31,   June 30,
     (DOLLARS IN THOUSANDS)                    1998      1997          1997
Balance at beginning of period                $ 8,114    $ 6,247   $ 6,247

Charge-offs                                      (343)    (1,270)     (484)
Recoveries                                        209        413       176

     Net charge-offs                             (134)      (857)     (308)
     Additions to allowance for
       loan losses                                575      2,724       713

     Balance at end of period                  $8,555    $ 8,114    $6,652

Average loans outstanding
     during the period                       $406,401   $353,061  $320,238

Loans outstanding at end of period           $411,961   $404,808  $328,872

Allowance as a percent of:
     Total loans at end of period                2.08%      2.00%     2.02%

     Nonperforming loans at end of period         399%       311%      815%

Net charge-offs as a percent of:
     Average loans outstanding                    .03%       .24%      .09%

     Average Allowance for loan losses            1.61%    12.00%     4.83%

NOTE E - RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank
Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview), (collectively the "Banks").

FINANCIAL CONDITION

Total assets of the Corporation increased $22 million, or 4.13%, during the first six months of 1998. The growth is the result of cash and cash equivalents increasing $11 million, investment securities $3 million, and loans $7 million.

Cash and cash equivalents increased $11 million, or 46.47% during the first half of 1998. During the same period, investment securities grew $3 million, or 3.61%. Both of these additions are the result of deposit growth exceeding loan growth.

While total loans have increased $7 million from December 31, 1997, to June 30, 1998, commercial loans have increased $10 million during this period. At the same time, portfolio mortgage loans have decreased $3 million, loans held for sale have increased $1 million and consumer loans have decreased $1 million. The low interest rate environment has created a high demand for mortgage products. Sales of mortgages during the first six months of 1998 have exceeded sales of mortgages for all of 1997. At December 31, 1997, serviced mortgages totaled $167 million compared to $192 million at June 30, 1998.

The allowance for loan losses increased $441,000, or 5.4%, during the six month period ending June 30, 1998. At June 30, 1998, the allowance as a percent of outstanding loans was 2.08% compared to 2.00% at December 31, 1997. The allowance was decreased by net change offs of $134,000 and increased by a provision of $575,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Other assets have increased $1.7 million during the first six months of 1998. The majority of this increase is explained by changes at the holding company level. The Corporation offers a non-qualified deferred compensation plan to selected officers and all directors of the Corporation and the Banks. Additions to the plan from contributions and market gains increased the balance in the plan by

$520,000. At June 30, 1998, the Corporation experienced a temporary increase of $840,000 in other assets to be used for general corporate purposes.

Deposits have grown $20 million or 4.48% during the six months ending June 30, 1998. Interest bearing demand deposits and noninterest bearing deposits have grown nearly $22 million while savings accounts have increased a more modest $3 million, or 4.81%. During the same six month period, time deposits have decreased $5 million.

Securities sold under agreements to repurchase and overnight borrowings have continued to decline. Balances are down $5 million, or 23.61%, from December 31, 1997. All of this decrease is the result of a reduction in overnight borrowings. The strong deposit growth has reduced the need for overnight borrowings.

Net note payables have increased $3.7 million, or 49.16%, during the first half of 1998. Bank of Lakeview, which does not participate in secondary market mortgage sales, is using Federal Home Loan Bank borrowings to fund mortgage growth.

Total shareholders' equity increased $2.9 million, or 5.24%, during the six month period ending June 30, 1998. Net income of $3,558,000 and stock transactions of $593,000 increased shareholders' equity while dividends of $1,249,000 and the net change in unrealized depreciation on available for sale securities or $64,000 reduced shareholders' equity. Bank value per share was $12.71 on December 31, 1997, compared to $13.29 on June 30, 1998.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                       TIER 1     RISK-BASED
        (DOLLARS IN THOUSANDS)             LEVERAGE    CAPITAL      CAPITAL
Capital balances at June 30, 1998           $46,676     $46,676      $51,724
Required Regulatory Capital                  21,644      16,012       32,025
Capital in excess of regulatory minimums    $25,032     $30,664      $19,699

Capital ratios at June 30, 1998                8.63%      11.66%       12.92%
Regulatory capital ratios -- "well
     capitalized" definition                   5.00%       6.00%       10.00%
Regulatory capital ratios -- minimum
      requirement                              4.00%       4.00%        8.00%

RESULTS OF OPERATIONS

On August 8, 1997, the Corporation acquired Lakeview Financial Corporation. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Corporation's results subsequent to August 8, 1997. For discussion of comparative quarterly and six month results, the acquisition effects are included in the 1998 results but not in the 1997 presentations.

Net income was $1,830,000 and $3,578,000 for the second quarter and first six months of 1998 compared to $1,222,000 and $2,449,000 for the same periods in 1997. Basic earnings per share were $.83 and $.72 for the six months ending June 30, 1998 and 1997. Diluted earnings per share were $.80 and $.70 for the corresponding periods. For the three months ending June 30, 1998 and 1997, basic and diluted earnings per share were $.42, $.41, and $.36, $.35 respectively.

Average earning assets have increased $114 million or 29.56% when comparing June 30, 1998, to June 30, 1997. During this same time period, the average yield on earning assets has increased 4 basis points from 8.98% to 9.02%. A comparison of average cost of rate related liabilities shows no change with the rate remaining at 4.00%.

The provision for loan losses was $205,000 for the second quarter and $575,000 for the first half of 1998 compared to $462,000 and $713,000 for the corresponding periods in 1997. At June 30, 1998, the allowance for loan losses to total loans is 2.08% compared to 2.02% at June 30, 1997.

Noninterest income increased $1,341,000 or 85.54% for the first six months of 1998 compared to the same period in 1997, and $804,000, or 98%, for the second quarter 1998 compared to 1997. The majority of both the quarter and the first half increases are from the increase in gain on sales of mortgage loans and the inclusion of the additional affiliate bank.

Total noninterest expense increased $2,530,000, or 36.63%, for the first half and $1,378,000, or 39.12%, for the second quarter of 1998 compared to the same periods in 1997. Over 60% of the increase in each line item is the result of the additional affiliate.

YEAR 2000

The Corporation is currently in the process of addressing a potential problem that is facing all users of automated information systems.
The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, and communication systems, in the form of software failure, errors, or miscalculations. By nature, the banking and financial services industries are highly dependent upon computer systems because of significant transaction volumes and a date dependency for interest measurements on financial instruments such as loans and deposits.

The Corporation developed a plan to prepare for the year 2000 in 1997. This plan began with the performance of an inventory of software applications, communicating with third party vendors and suppliers, and obtaining certification of compliance with third party providers. The Corporation has a comprehensive, written plan, which is regularly updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Corporation. As of June 30, 1998, it is estimated that this plan is approximately 55% complete.

The Corporation will continue to assess the impact of the Year 2000 issue on the remainder of its computer based systems and applications throughout 1998. The Corporation's goal is to perform tests of its systems and applications during 1998, and to have all systems and applications compliant with the century change by early 1999, allowing the rest of 1999 to be used for full validation and testing.

The Corporation estimates it will spend approximately $160,000 during 1998 and 1999 to remediate its Year 2000 issues. These costs will primarily consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Corporation's policy to expense such costs as incurred. The Corporation may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Corporation may capitalize and depreciate such an asset over its estimated useful life.

In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Corporation.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Corporation's financial conditions, results of operations, or liquidity.

The costs of the project and the date on which the Corporation believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated in this quarterly report on Form 10-Q by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, "Liquidity and Interest Rate
Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative
Disclosure About Market Risk" on pages 9 through 10 in the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference. The Corporation's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 1997.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Corporation's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" in this Form 10-Q quarterly report for a discussion of the limitations on the Corporation's responsibility for such statements.

                     PART II.  OTHER INFORMATION



ITEM 2.  Changes in Securities

At various times in the second quarter of 1998, the Corporation issued unregistered shares of its common stock totaling 3556 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:   AUGUST 13, 1998            \s\ JOHN  MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)


Date:   AUGUST 13, 1998            \s\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                     Officer (Principal Accounting Officer)