Form 10-Q
period 1998-09-30
FIRSTBANK CORP
filed 1998-11-13
CIK 778972

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998

                                    or

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

      Common stock . . . 4,297,845 shares outstanding as of October 31,
      1998.

                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)

          Consolidated balance sheets . . . . September 30,
               1998 and December 31, 1997.                          page 3
          Consolidated statements of income . . . . three
               months ended September 30, 1998, and
               September 30, 1997.                                  page 4
          Consolidated statements of income . . . . nine
               months ended September 30, 1998, and
               September 30, 1997.                                  page 5
          Consolidated statements of changes in shareholders'
               equity                                               page 6
          Consolidated statements of cash flows . . . . nine
               months ended September 30, 1998, and
               September 30, 1997.                                  page 7
          Notes to consolidated financial statements . . . .
               September 30, 1998.                                  page 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      page 11

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk.                                              page 15


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                     page 16

Item 6.   Exhibits and Reports on Form 8-K                          page 16


SIGNATURES                                                          page 17


EXHIBITS

Exhibit 27 -- Financial Data Schedule                               page 18

Exhibit 99.1 -- Prior Year 2000 Readiness Disclosures               page 19

                                           FIRSTBANK CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                              AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                               (UNAUDITED)
                                                                         September 30,        December 31,
                                                                             1998                 1997
ASSETS
   Cash and due from banks                                               $ 19,860,290        $ 23,279,923
   Short term investments                                                  38,927,743             835,580
                                   Total cash and cash equivalents         58,788,033          24,115,503

   Securities available for sale                                           88,962,403          82,577,999
   Loans
      Loans held for sale                                                   5,397,882           3,916,791
      Portfolio loans
         Commercial                                                       174,784,120         158,218,889
         Real estate mortgage, portfolio                                  167,611,194         167,930,825
         Consumer                                                          72,860,723          74,741,496
                                                       Total loans        420,653,919         404,808,001
      Less allowance for loan losses                                       (8,734,000)         (8,114,000)
                                                         Net loans        411,919,919         396,694,001
   Premises and equipment, net                                             13,744,800          13,417,065
   Acquisition intangibles                                                  9,828,944          10,290,640
   Accrued interest receivable                                              3,605,041           3,458,655
   Other assets                                                             6,099,873           5,768,444
                                                      TOTAL ASSETS       $592,949,013        $536,322,307

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
      Noninterest bearing accounts                                         79,165,556        $ 57,952,555
      Interest bearing accounts:
         Demand                                                           134,118,931         110,363,898
         Savings                                                           69,505,157          63,853,842
         Time                                                             211,307,846         213,495,526
                                                    Total deposits        494,097,490         445,665,821
   Securities sold under agreements to
      repurchase and overnight borrowings                                  18,020,849          21,232,881
   Notes payable                                                           14,321,950           7,590,465
   Accrued interest and other liabilities                                   8,332,032           7,301,246
                                                 Total liabilities        534,772,321         481,790,413






SHAREHOLDERS' EQUITY
   Preferred stock; no par value, 300,000
      shares authorized, none issued
   Common stock; 10,000,000 shares authorized, 4,316,856 shares
      issued and outstanding (4,292,210 in December 1997)                  45,756,343          46,223,949
   Retained earnings                                                       10,980,774           7,420,886
   Unrealized gain (loss) on available for sale securities                  1,439,575             887,059
                                        Total shareholders' equity         58,176,692          54,531,894
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $592,949,013        $536,322,307

See notes to consolidated financial statements.

                                           FIRSTBANK  CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                         SEPTEMBER 30, 1998 and 1997
                                                (UNAUDITED)
                                                                                   Three months
                                                                                ended September 30,
                                                                              1998                1997
Interest income:
   Interest and fees on loans                                              $9,679,376          $8,836,323
   Investment securities
      Taxable                                                                 850,663             674,602
      Exempt from Federal Income Tax                                          445,508             418,136
   Short term investments                                                     245,466              72,162
                                             Total interest income         11,221,013          10,001,223
Interest expense:
   Deposits                                                                 4,520,987           4,088,239
   Notes payable and other                                                    341,967             268,889
                                            Total interest expense          4,862,954           4,357,128
                                               Net interest income          6,358,059           5,644,095
Provision for loan losses                                                     240,000             364,839
               Net interest income after provision for loan losses          6,118,059           5,279,256
Noninterest income:
   Gain on sale of mortgage loans                                             368,119             204,216
   Service charges on deposit accounts                                        370,990             335,158
   Trust fees                                                                 102,497              59,604
   Gain on sale of securities                                                   2,538               1,050
   Other                                                                      522,965             271,979
                                          Total noninterest income          1,367,109             872,007
Noninterest expense:
   Salaries and employee benefits                                           2,393,925           2,092,298
   Occupancy                                                                  867,612             538,679
   Amortization of Intangibles                                                181,706             145,348
   FDIC Insurance premium                                                      18,055              16,939
   Michigan Single Business Tax                                               101,600              87,967
   Other                                                                    1,277,441           1,158,281
                                         Total noninterest expense          4,840,339           4,039,512
Income before federal income taxes                                          2,644,829           2,111,751
Federal income taxes                                                          792,000             612,000
                                                        NET INCOME         $1,852,829          $1,499,751
Per Share:
                                                    BASIC EARNINGS              $0.43               $0.38

                                                  DILUTED EARNINGS              $0.41               $0.37

                                                         DIVIDENDS              $0.15               $0.12
See notes to the consolidated financial statements.

                                 CONDENSED STATEMENT OF COMPREHENSIVE INCOME

Net Income                                                                 $1,852,829          $1,499,751
Change in unrealized gains on securities                                      616,774             405,028
Comprehensive net income                                                   $2,469,603          $1,904,779

See notes to the consolidated financial statements.

                                           FIRSTBANK CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                         SEPTEMBER 30, 1997 AND 1998
                                                (UNAUDITED)
                                                                                    Nine months
                                                                                ended September 30,
                                                                             1998               1997
Interest income:
   Interest and fees on loans                                             $28,674,877         $23,775,953
   Investment securities
      Taxable                                                               2,497,686           1,754,572
      Exempt from Federal Income Tax                                        1,333,309           1,161,912
   Short term investments                                                     475,466             171,511
                                             Total interest income         32,981,338          26,863,948
Interest expense:
   Deposits                                                                13,349,761          11,169,325
   Notes payable and other                                                  1,065,524             605,457
                                            Total interest expense         14,415,285          11,774,782
                                               Net interest income         18,566,053          15,089,166
Provision for loan losses                                                     815,000           1,077,839
               Net interest income after provision for loan losses         17,751,053          14,011,327
Noninterest income:
   Gain on sale of mortgage loans                                           1,360,545             480,571
   Service charges on deposit accounts                                      1,112,788             864,152
   Trust fees                                                                 249,713             207,105
   Gain on sale of securities                                                   2,616                 610
   Other                                                                    1,549,561             886,966
                                          Total noninterest income          4,275,223           2,439,404
Noninterest expense:
   Salaries and employee benefits                                           7,238,232           5,696,822
   Occupancy                                                                2,229,161           1,475,153
   Amortization of Intangibles                                                545,118             605,082
   FDIC Insurance premium                                                      54,343              24,654
   Michigan Single Business Tax                                               297,800             279,367
   Other                                                                    3,912,903           2,865,764
                                         Total noninterest expense         14,277,557          10,946,842
Income before federal income taxes                                          7,748,719           5,503,889
Federal income taxes                                                        2,318,000           1,555,000
                                                        NET INCOME        $ 5,430,719         $ 3,948,889
Per Share:
                                                    BASIC EARNINGS              $1.26               $1.10

                                                  DILUTED EARNINGS              $1.21               $1.07

                                                         DIVIDENDS              $0.44               $0.35
See notes to the consolidated financial statements.

                               CONDENSED STATEMENT OF COMPREHENSIVE INCOME

Net Income                                                                $ 5,430,719         $ 3,948,889
Change in unrealized gains on securities                                      552,516             323,720
Comprehensive net income                                                  $ 5,983,235         $ 4,272,609

See notes to the consolidated financial statements.

                                                  FIRSTBANK CORPORATION
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                                                                                           Net unrealized
                                                                                            appreciation
                                                                                          (depreciation) on
            (in thousands)                                Common             Retained    available for sale
                                                          Stock              Earnings        securities           TOTAL
BALANCES AT  DECEMBER 31, 1996                         $24,228,132         $ 8,296,590        $  563,339       $33,088,061
   Cash dividends - $.48 per share                                          (1,862,378)                         (1,862,378)
   Issuance of 13,756 shares of common stock
      through exercise of stock options                    163,566                                                 163,566
   Issuance of 25,590 shares of common stock
      through dividend reinvestment plan                   479,436                                                 479,436
   Issuance of 20,734 shares of common stock
      through supplemental purchase under
      dividend reinvestment plan                           402,894                                                 402,894
   5% stock dividend - 203,834 shares                    4,560,786          (4,571,057)                            (10,271)
   Issuance of 815,266 shares of common stock
      pursuant to the acquisition                       16,389,135                                              16,389,135
   Net change in unrealized appreciation
      on available for sale securities                                                           323,720           323,720
   Net income for 1997                                                       5,557,731                           5,557,731
BALANCES AT  DECEMBER 31, 1997                         $46,223,949         $ 7,420,886        $  887,059       $54,531,894

   Cash dividends - $.44 per share                                          (1,870,831)                         (1,870,831)
   Issuance of 11,197 shares of common stock
      through exercise of stock options                    202,467                                                 202,467
   Issuance of 6,764 shares of common stock
      through dividend reinvestment plan                   176,482                                                 176,482
   Issuance of 10,990 shares of common stock
      through supplemental purchase under
      dividend reinvestment plan                           313,270                                                 313,270
   Repurchase of 33,607 shares of stock                 (1,170,423)                                             (1,170,423)
   Net change in unrealized appreciation
      (depreciation) on available for sale securities                                            552,516           552,516
   Issuance of 339 shares of common stock                   10,598                                                  10,598
   Net income year to date                                                   5,430,719                           5,430,719
BALANCES AT SEPTEMBER 30, 1998                         $45,756,343         $10,980,774        $1,439,575       $58,176,692

See notes to consolidated financial statements.

                                            FIRSTBANK CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                                          Nine months ended September 30,
                                                                             1998               1997
OPERATING ACTIVITIES
   Net income                                                            $   5,430,719       $   3,948,889
   Adjustments to reconcile net income to net cash provided
      by operating activities
      Provision for loan losses                                                815,000           1,077,839
      Depreciation of premises and equipment                                 1,152,180             737,208
      Net amortization of security premiums/discounts                           67,046              58,494
      Loss (gain) on sale of securities                                         (2,616)               (610)
      Amortization of goodwill and other intangibles                           545,118             605,082
      Gain on sale of mortgage loans                                        (1,360,545)           (480,571)
      Proceeds from sales of mortgage loans                                102,234,854          32,583,532
      Increase in acquisition intangibles                                      461,696          (8,295,579)
      Loans originated for sale                                           (102,355,400)        (28,848,160)
      Increase in accrued interest receivable and other assets              (1,251,806)         (3,228,799)
      Increase in accrued interest payable and other liabilities             1,030,786           4,199,396
              NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES           6,767,032           2,356,721

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                         612,031             560,907
   Proceeds from maturities of securities available for sale                22,281,621          17,617,767
   Available for sale securities from acquisition                                              (13,515,500)
   Purchases of securities available for sale                              (28,561,097)        (28,619,789)
   Net increase in portfolio loans                                         (14,559,827)        (90,540,354)
   Net purchases of premises and equipment                                  (1,479,915)         (3,609,607)
                             NET CASH USED IN INVESTING ACTIVITIES         (21,707,187)       (118,106,576)

FINANCING ACTIVITIES
   Net increase in deposits                                                 48,431,669          88,130,243
   Increase (decrease) in securities sold under agreements
      to repurchase and other short term borrowings                         (3,212,032)          9,716,592
   Increase in note payable                                                  6,731,485           5,351,426
   Issuance of common stock for acquisition                                                     16,492,000
   Repurchase of common stock                                               (1,170,423)
   Cash proceeds from issuance of common stock                                 702,817             698,453
   Cash dividends                                                           (1,870,831)         (1,312,402)
                        NET CASH PROVIDED BY FINANCING  ACTIVITIES          49,612,685         119,076,312




                 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS          34,672,530           3,326,457
   Cash and cash equivalents at beginning of period                         24,115,503          21,228,472
                    CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD       $  58,788,033       $  24,554,929

Supplemental Disclosure
   Interest Paid                                                         $  14,265,962       $  11,433,755
   Income Taxes Paid                                                     $   2,575,000       $   1,460,000

See notes to consolidated financial statements.

                           FIRSTBANK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                                (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997. Net income per share is based on the weighted average shares outstanding for each period, 4,303,845 in 1998 and 3,921,771 in 1997.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $78,655,000 and $50,596,000 at September 30, 1998, and December 31, 1997, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

NONPERFORMING LOANS AND ASSETS
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                               September 30,      December 31,
            (DOLLARS IN THOUSANDS)                                 1998               1997
        -------------------------------------------            -------------      ------------
        Nonperforming loans:
                Nonaccrual loans                                  $  306            $1,274
                Loans 90 days or more past due                       678             1,215
                Renegotiated loans                                   214               121
                                                                  ------            ------
                                 Total nonperforming loans        $1,198            $2,610
                                                                  ======            ======
        Property from defaulted loans                               $584            $  663
                                                                  ======            ======
        Nonperforming loans as a percent of:
                Total loans                                         .28%              .64%
                                                                  ======            ======
                Allowance for loan losses                          13.7%             32.2%
                                                                  ======            ======

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                             Nine              Twelve             Nine
                                                            months             months            months
                                                            ended              ended             ended
                                                         September 30,      December 31,     September 30,
        (DOLLARS IN THOUSANDS)                               1998              1997              1997
----------------------------------------------           -------------      ------------     -------------
Balance at beginning of period                             $8,114               $6,247           $7,573

Charge-offs                                                  (522)              (1,270)            (688)
Recoveries                                                    327                  413              321
                                                         --------             --------         --------

        Net charge-offs                                      (195)                (857)            (367)
        Additions to allowance for
          loan losses                                         815                2,724            1,078
                                                         --------             --------         --------

        Balance at end of period                           $8,734               $8,114           $8,284
                                                         ========             ========         ========

Average loans outstanding
        during the period                                $409,291             $353,061         $337,126
                                                         ========             ========         ========

Loans outstanding at end of period                       $420,654             $404,808         $401,876
                                                         ========             ========         ========

Allowance as a percent of:
        Total loans at end of period                        2.08%                2.00%            2.06%
                                                         ========             ========         ========

        Nonperforming loans at end of period                 729%                 311%             530%
                                                         ========             ========         ========

Net charge-offs as a percent of:
        Average loans outstanding                            .05%                 .24%             .11%
                                                         ========             ========         ========

        Average Allowance for loan losses                   2.31%               12.00%            5.44%
                                                         ========             ========         ========

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

FINANCIAL CONDITION
Corporate assets increased $57,000,000 or 10.56% in the nine month period from December 31, 1997, to September 30, 1998. The growth is the result of increases in cash and cash equivalent of $35 million, loans of $16 million and investment securities of $6 million.

The ending balance of cash and cash equivalents grew $35 million. Although cash has grown steadily through the first nine months of 1998, $9 million of the September 30, 1998, balance was the result of a transfer of funds which were used to satisfy bond obligations on October 1, 1998. The average balance in cash and cash equivalents is $20 million.

Investment securities available for sale have increased $6 million or 7.73% during the first three quarters of 1998. Nearly all the increase in this category is from an increase in corporate securities. The Corporation has deployed excess cash in relatively short term investments that provide a more predictable yield than overnight vehicles.

Total loans have grown 3.84% or $15 million during the first nine months of 1998. The strong economy appears to have stimulated business development as all of this growth is in the commercial prime portfolio. Mortgage activity has been at a high level, with refinancing leading the movement. Serviced mortgages are $202 million at September 30, 1998, compared to $167 million at December 31, 1997.

The allowance for loan losses increased $620,000 or 7.64% during the first three quarters of 1998. At September 30, 1998, the allowance as a percent of outstanding loans was 2.08% compared to 2.00% at December 31, 1997. The allowance was decreased by net charge offs of $195,000 and increased by a provision of $815,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Deposits increased $48 million or 10.87% during the nine months ending September 30, 1998. Interest bearing demand deposits and noninterest bearing demand deposits have increased a total of $45 million. Included in this growth total is a $9 million deposit that was only on deposit for one day. Savings deposits have also grown during this nine month period. For the nine months ending September 30, 1998, savings deposits have increased 8.85% or $6 million. During this same period, time deposits have decreased 1.02% or $2 million.

Securities sold under agreements to repurchase have grown $5 million from December 31, 1997, to September 30, 1998. This product continues to provide the combination of features our commercial customers are seeking. The Corporation has maintained average balances in this offering of over $15 million during 1998. Overnight borrowings have decreased $8 million during the first nine months of 1998. Strong deposit growth has eliminated the need for overnight borrowings.

Net notes payable have increased $7 million or 88.68% in the nine month period from December 31, 1997, to September 30, 1998. Bank of Lakeview, which does not participate in secondary market mortgage sales, is using Federal Home Loan Bank borrowings in part to fund over $8 million in mortgage growth.

Total shareholders' equity increased $3.6 million or 6.68% during the first three quarters of 1998. Net income of $5.4 million and net change in unrealized appreciation on available for sale securities of $600,000 increased shareholders' equity while net stock transactions of $500,000 and dividends of $1,900,000 reduced shareholders' equity. Book value per share was $12.71 on December 31, 1997, compared to $13.54 at September 30, 1998.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                            TIER 1    RISK-BASED
                (DOLLARS IN THOUSANDS)                        LEVERAGE     CAPITAL      CAPITAL
     ---------------------------------------------            --------     -------      -------
Capital balances at September 30, 1998                         $48,363      $48,363     $53,663
Required Regulatory Capital                                     22,210       16,824      33,648
                                                               -------      -------     -------
Capital in excess of regulatory minimums                       $26,153      $31,539     $20,015

Capital ratios at September 30, 1998                             8.71%       11.50%      12.76%
Regulatory capital ratios -- "well capitalized"
                                                definition                                     5.00%        6.00%      10.00%
Regulatory capital ratios -- minimum requirement                 4.00%        4.00%       8.00%

RESULTS OF OPERATIONS

On August 8, 1997, the Corporation acquired Lakeview Financial Corporation. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Corporation's results subsequent to August 8, 1997. For discussion of comparative quarterly and nine month results, the acquisition effects are included in the 1998 results but only in 1997 presentations subsequent to August 8, 1997.

Net income of $1,853,000 and $5,431,000 for the third quarter and first nine months of 1998 compares favorably to $1,500,000 and $3,949,000 for the same periods in 1997. Basic earnings per share were $.43 for the third quarter of 1998, and $1.26 for the first nine months of 1998, and $.38 and $1.10 for the respective periods in 1997. Diluted earnings per share were $.41 and $.37 for the third quarters of 1998 and 1997, and $1.21 and $1.07 for the first three quarters of 1998 and 1997.

Average earning assets increased 25% or $99 million from September 30, 1997 to September 30, 1998. During the same time period, yield on earning assets has decreased 8 basis points. Rate related liabilities have increased 24% or $94 million when comparing September 30, 1998, to the previous year. The cost of funding of rate related liabilities decreased 4 basis points from September 30, 1997, to September 30, 1998. The net effect of these reductions was a decrease in net rate spread of 4 basis points from 5.02% to 4.98% and a decrease in net interest margin of 1 basis point from 5.13% to 5.12% when comparing September 30, 1997, to the same period in 1998. Loan fees posted an increase of 35% in 1998 when compared to 1997, mitigating the reduction in net rate spread.

The provision for loan losses was $240,000 for the third quarter of 1998 and $815,000 for the first nine months of 1998, compared to $365,000 and $1,078,000 for the comparable periods in 1997. At September 30, 1998, the allowance for loan losses to total loans is 2.08% compared to 2.06% at September 30, 1997.

Total 1998 noninterest income increased $1,836,000 or 75.26% for the nine months and $495,000 or 56.78% for the three months when compared to the same periods in 1997. Two components explain the majority of the increase. Noninterest income from the new affiliate contributed $498,000 more to the nine month totals of 1998 than it did for the first nine months of 1997. Gains on sales of mortgage loans are $880,000 higher for the first three quarters of 1998 than in the same period in 1997.

Noninterest expense increased 30.43% or $3,331,000 for the first nine months of 1998 as compared to the same period in 1997. The increase for the third quarter of 1998 when compared to 1997 was $803,000 or 19.87%. Over 60% of the rise is attributable to the incremental increase of the additional affiliate.

YEAR 2000 READINESS DISCLOSURE

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

The Corporation developed a plan to prepare for the year 2000 in 1997.
This plan began with the performance of an inventory of software applications, communicating with third party vendors and suppliers, and obtaining certification of compliance with third party providers. The Corporation has a comprehensive, written plan, which is regularly updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Corporation. As of September 30, 1998, it is estimated that this plan is approximately 60% complete.

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

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Corporation's outside consultants, vendors and others regarding the Year 2000 readiness of the Corporation and its customers, vendors, and other parties. Although the Corporation believes this information to be accurate, it has not in each case independently verified such information.

The Year 2000 statements contained in this report and in other reports, registration statements and materials filed with the Securities and Exchange Commission by the Corporation are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act. The Year 2000 disclosures contained in or incorporated by reference in each of the following previous filings of the Corporation are filed as exhibits to this report and here incorporated by reference: 1997 Annual Report; Form 10-K for the year ended

December 31, 1997; Form 10-Q quarterly report for quarter ended June 30, 1998. Each of those Year 2000 Readiness Disclosures is updated by the discussion in this report.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated in this quarterly report on Form 10-Q by reference contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects,"

"forecasts," "intends," "is likely," "plans," "projects," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the three quarters of 1998, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                        PART II.  OTHER INFORMATION



ITEM 2.  Changes in Securities

At various times in the third quarter of 1998, the Corporation issued unregistered shares of its common stock totaling 462 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27 -- Financial Data Schedule
          Exhibit 99.1 -- Prior Year 2000 Disclosures

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRSTBANK CORPORATION
                                   (Registrant)




Date:   NOVEMBER 10, 1998          \s\ JOHN  MCCORMACK
                                   John McCormack
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:   NOVEMBER 10, 1998          \s\ MARY D. DECI
                                   Mary D. Deci
                                   Vice President and Chief Financial
                                   Officer (Principal Accounting Officer)