Form 10-K405
period 1998-12-31
FIRSTBANK CORP
filed 1999-03-29
CIK 778972

===============================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K


  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the fiscal year ended December 31, 1998

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      [No Fee Required]
      For the transition period from ______________ to _______________

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

         Aggregate Market Value as of March 8, 1999:  $133,050,200

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common stock outstanding at March 8, 1999: 4,500,641 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1998, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held April 26, 1999, are incorporated by reference in Part III.

===============================================================================

FORWARD LOOKING STATEMENTS

         This annual report on Form 10-K including, without limitation, management's discussion and analysis of financial conditions and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated by reference in this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The Year 2000 Readiness Disclosure, the presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented or incorporated by reference in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure; errors or miscalculations; the ability of other companies on which the Corporation relies to be Year 2000 compliant; the ability of the Corporation to locate and correct all date sensitive computer codes; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


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

         Bank of Alma owns Niles Agency, Incorporated, which offers general insurance agency services. 1st Bank owns 1st Armored, Incorporated, an armored car service provider and 1st Collections, Incorporated, a collection service. Each of the three subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

         The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 76 percent of total revenues in 1998, 80 percent of total revenues in 1997 and 1996. In addition, interest income from investment securities accounted for approximately 12 percent of total revenues on a consolidated basis in 1998, 11 percent of total revenues on a consolidated basis in 1997, and 10 percent in 1996. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

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

         1st Bank is a Michigan state-chartered bank which was
incorporated in 1980.   Its main office and one branch are located in
West Branch, Michigan. 1st Bank also has one full service branch located in each of the following communities near West Branch:
Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch
Township.

         Bank of Lakeview is a Michigan state-chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, and it has branches in Howard City, Morley, Remus, and Canadian Lakes (Morton Township).

         The following table shows comparative information concerning the Corporation's subsidiary banks:

                                                DECEMBER 31, 1998
                           ----------------------------------------------------------------
                           BANK OF ALMA      FIRSTBANK        1ST BANK     BANK OF LAKEVIEW
                           ------------      ----------       ---------    ----------------
                                               (In thousands of Dollars)
        Assets              $223,076       $  111,740         $156,785        $104,939
        Deposits             181,005           94,238          141,022          80,026
        Loans                146,735           92,701          118,640          82,952

          As of December 31, 1998, the Corporation and its subsidiaries employed 294 persons on a full-time equivalent basis.

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

          Federal law allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law and to establish interstate branch networks through acquisitions of other banks. Michigan and federal law permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) acquisition of Michigan banks by FDIC-insured banks, savings banks, or savings and loan associations located in other states, (ii) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank, or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (iii) consolidation of Michigan banks and FDIC-insured banks, savings banks, or savings and loan associations located in other states having laws permitting such consolidation, (iv) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (v) establishment by foreign banks of branches located in Michigan.

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

          Each of the Corporation's subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 1998.

                                                TIER 1
                                               LEVERAGE       TIER 1      TOTAL RISK-BASED
                                                RATIO      CAPITAL RATIO   CAPITAL RATIO
                                                -----      -------------   -------------
        Minimum regulatory requirement              4%            4%                8%
        Well capitalized regulatory level           5%            6%               10%

        Firstbank Corporation-Consolidated       8.33%        11.21%            12.47%
           Bank of Alma                          7.94%        10.09%            11.35%
           Firstbank                             8.75%        10.66%            11.91%
           1st Bank                              7.31%        10.69%            11.96%
           Bank of Lakeview                     10.01%        13.83%            15.09%


         The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                               TOTAL
                                                TIER 1        TIER 1         RISK-BASED
                                               LEVERAGE       CAPITAL         CAPITAL
                                               --------       -------         -------
                                                     (In Thousands of Dollars)
        Capital balances
          at December 31, 1998                  $49,025      $ 49,025          $54,534
          Required regulatory
          capital                                23,534        17,487           34,975
                                               --------       -------          -------
          Capital in excess
          of regulatory
          minimums                            $  25,491      $ 31,538         $ 19,559
                                               ========       =======          =======


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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                             YEAR ENDED                   YEAR ENDED                    YEAR ENDED
                                          DECEMBER 31, 1998           DECEMBER 31, 1997              DECEMBER 31, 1996
                                    ---------------------------    --------------------------    --------------------------
                                     AVERAGE            AVERAGE     AVERAGE           AVERAGE    AVERAGE            AVERAGE
                                     BALANCE   INTEREST   RATE      BALANCE  INTEREST  RATE      BALANCE  INTEREST   RATE
                                     -------   --------   ----      -------  --------  ----      -------  --------   ----
AVERAGE ASSETS:                                                         (Dollars in Thousands)
Interest earning assets:
    Securities available for
      sale
    Taxable Securities            $  55,861  $   3,431   6.15    $  40,255  $  2,546   5.90      $ 30,687  $ 1,922   6.27%
    Tax-exempt securities<F1>        33,455      2,589   7.74       29,123     2,352   8.07        26,570    2,136   8.04
                                  ---------  ---------   ----    ---------  --------   ----      --------  -------   ----
       Total Securities              89,316      6,020   6.74       69,378     4,898   7.05        57,257    4,058   7.09

       Loans <F1><F2>               412,884     38,768   9.39      352,539    33,412   9.04       290,006   27,472   9.47
Federal funds sold                   13,446        728   5.41        5,414       289   5.37         3,032      161   5.31

Interest-bearing deposits               809         42   5.20          309        22   7.17           205       14   6.86
                                  ---------  ---------   ----    ---------  --------   ----      --------  -------   ----
       Total earning assets         516,455     45,558   8.82      427,640    38,621   9.02       350,500   31,705   9.04

    Nonaccrual loans                  1,432                            519                            141

 Less allowance for loan loss        (8,543)                        (7,142)                        (5,436)
       Cash and due from banks       19,173                         16,413                         13,744
       Other nonearning assets       32,421                         23,009                         13,880
                                  ---------                      ---------                        -------
       Total assets               $ 560,938                      $ 460,439                       $372,829
                                  =========                      =========                       ========
AVERAGE LIABILITIES:
 Interest-bearing deposits:
    Demand                          126,030      4,440   3.52    $  95,572  $  3,393   3.55%     $ 71,710  $ 2,476   3.45%
    Savings                          67,085      1,734   2.58       61,286     1,664   2.71        58,282    1,643   2.82
    Time                            211,243     11,718   5.55      188,378    10,571   5.61       151,622    8,463   5.58
 Federal funds purchased and
    repurchase agreements            17,601        757   4.30       13,468       624   4.62        13,279      650   4.90
 Notes payable                       11,464        704   6.14        4,480       278   6.08           866       49   5.70
                                  ---------  ---------   ----    ---------  --------   ----      --------  -------   ----
       Total interest-
           bearing liabilities      433,423     19,353   4.47      363,184    16,530   4.49       295,759   13,281   4.47%




 Demand deposits                     63,257                         50,647                         42,521
                                  ---------                      ---------                        -------
       Total funds                  496,680                        413,831                        338,280

 Other liabilities                    8,000                          5,368                          3,909
                                  ---------                      ---------                        -------
       Total liabilities            504,680                        419,199                        342,189
 Average Shareholders'
   Equity                            56,258                         41,240                         30,640
                                  ---------                      ---------                        -------
       Total liabilities and
          shareholders' equity    $ 560,938                      $ 460,439                       $372,829
                                  =========                      =========                       ========
 NET INTEREST INCOME <F1>                    $  26,205                      $ 22,091                       $ 18,424
                                             =========                      ========                       ========
 RATE SPREAD <F1>                                        4.35%                          4.53%                        4.57%
                                                         ====                           ====                         ====
 NET INTEREST MARGIN (PERCENT
    OF AVERAGE EARNING ASSETS) <F1>                      5.06%                          5.16%                        5.26%
                                                         ====                           ====                         ====

<F1> Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

<F2> Including loan fees of $1,726,000, $1,387,000, and $1,327,000, respectively. Interest on nonaccrual loans is not included.

VOLUME/RATE ANALYSIS<F*>
                                              1998/1997                                  1997/1996
                                              ---------                                  ---------
                                      CHANGE IN INTEREST DUE TO:                 CHANGE IN INTEREST DUE TO:
                                      -------------------------                  --------------------------
                                       AVERAGE  AVERAGE    NET                    AVERAGE   AVERAGE    NET
                                       VOLUME    RATE    CHANGE                   VOLUME     RATE    CHANGE
                                       ------    ----    ------                   ------     ----    ------
                                                            (In Thousands of Dollars)
INTEREST INCOME:
Securities available for sale
 Taxable securities                 $    974   $   (48)  $   926                 $   605   $    19   $    624
 Tax-exempt Securities <F1>              458       (96)      362                     206        10        216
                                    --------   -------   -------                 -------   -------   --------
    Total securities                   1,432      (144)    1,288                     811        29        840

 Loans <F1>                            5,468      (247)    5,221                   5,866        12      5,878
 Federal funds sold                      435         4       439                     127         1        128
 Interest-bearing deposit                 17         5        22                       7         1          8
 Loan fees                               339         0       339                      60         0         60
                                    --------   -------   -------                 -------   -------   --------
    Total interest-
       earning assets                  7,691      (382)    7,309                   6,871        43      6,914

INTEREST EXPENSE:
 Interest-paying demand                1,073       (26)    1,047                     847        70        917
 Savings deposits                        150       (80)       70                      81       (60)        21
 Time deposits                         1,235       (87)    1,148                   2,061        47      2,108
                                    --------   -------   -------                 -------   -------   --------
    Total interest-
       paying deposits                 2,458      (193)    2,265                   2,989        57      3,046
 Federal funds
    purchased and
    securities sold
    under agreements
    to repurchase                        163       (29)      134                       9       (35)       (26)
    Notes payable                        424         2       426                     224         5        229
                                    --------   -------   -------                 -------   -------   --------

    Total interest-
       bearing liabilities             3,045      (220)    2,825                   3,222        27      3,249
                                    --------   -------   -------                 -------   -------   --------
NET INTEREST INCOME                 $  4,646    $ (162)  $ 4,484                 $ 3,649   $    16    $ 3,665
                                    ========   =======   =======                 =======   =======    =======



<F*> Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.

<F1>  Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 34%.

INVESTMENT PORTFOLIO

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                                   DECEMBER 31,
                                                     --------------------------------------
                                                        1998          1997           1996
                                                        ----          ----           ----
                                                            (In Thousands of Dollars)
                 TAXABLE
                 -------
                 U.S. Treasury                       $   9,250     $  11,083      $  7,509
                 U.S. Government agencies               22,932        15,388        13,565
                 States and political subdivisions       4,839         2,196           662
                 Mortgage Backed Securities              3,614         4,550           872
                 Corporate and other                    24,819        16,237         7,013
                                                     ---------     ---------      --------
                    Total taxable                       65,454        49,454        29,621

                 TAX-EXEMPT
                 ----------
                 States and political
                    subdivisions                        36,257        33,124        26,951
                                                     ---------     ---------      --------
                     Total                           $ 101,711     $  82,578      $ 56,572
                                                     =========     =========      ========

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO

The following table shows, by class of maturities at December 31,
1998, the amounts and weighted average yields of such investment securities<F1>:
                                                           CARRYING            AVERAGE
                                                            VALUE             YIELD<F2>
                                                            -----             ---------
                                                             (Dollars in Thousands)
                 U.S. Treasury
                    One year or less                   $      501,718           5.8750%
                    Over one through five years             8,748,075           6.3599
                                                       --------------
                       Total                           $    9,249,793            6.336%
                 U.S. Agencies
                    One year or less                   $    2,068,891           5.0858%
                    Over one through five years             7,206,980           6.2289
                    Over five through ten years             3,515,005           7.0506
                    Over ten years                         10,141,156           6.9156
                                                       --------------           ------

                       Total                           $   22,932,032           6.5554%

                 States and Political
                    subdivisions:
                    One year or less                   $    6,796,578           9.1193%
                    Over one through five years            14,592,144           9.3931
                    Over five through ten years            16,945,221           8.1206
                    Over ten years                          2,762,227           8.6491
                                                       --------------           ------

                       Total                           $   41,096,170           8.7731%

                 Corporate and Other:
                    One year or less                   $   12,190,605           6.4512%
                    Over one through five years            12,628,623           6.5622
                                                       --------------           ------

                       Total                           $   24,819,228           6.5077%









                 Collateralized Mortgage Obligations
                    Over one through five years
                    Over five through ten years        $    1,922,065           5.7613
                    Over ten years                          1,691,735           6.2012
                                                       --------------           ------

                       Total                           $    3,613,800           5.9672%
                                                       --------------           ------
                          Total                        $  101,711,023           7.3987%
                                                       ==============           ======

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

ANALYSIS OF INVESTMENT SECURITIES PORTFOLIO (CON'T)

                                                                                  RATE ON
                                                                                  TAXABLE
                                                   TAX-EXEMPT                    EQUIVALENT
                                                      RATE        ADJUSTMENT       BASIS
                                                      ----        ----------       -----
                 One year or less                     5.89%          3.03%          8.92%
                 Over 1 through 5 years               6.19           3.19           9.38
                 Over 5 through 10 years              5.34           2.75           8.09
                 Over 10 years                        6.30           3.24           9.54

                 Total                                5.79%          2.98%          8.77%




The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 1998.

LOAN PORTFOLIO

The following table presents the loans outstanding at the indicated dates according to the type of loan:

                                                           DECEMBER 31
                                                           -----------
                                 1998           1997           1996            1995           1994
                                 ----           ----           ----            ----           ----
                                                    (In Thousands of Dollars)
Loan categories:
Commercial and
  agricultural               $  192,212       $ 158,219     $   122,934     $  115,779    $    99,307
Real estate mortgages           177,009         171,848         122,605         90,753         73,760
Consumer                         71,807          74,741          69,081         58,315         50,324
                             ----------       ---------     -----------     ----------    -----------

      Total                  $  441,028       $ 404,808     $   314,620     $  264,847    $   223,391
                             ==========       =========     ===========     ==========    ===========

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 1998. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                           ONE YEAR       ONE YEAR TO          AFTER
                                            OR LESS       FIVE YEARS        FIVE YEARS          TOTAL
                                          ----------     ------------       ----------          -----
                                                            (In Thousands of Dollars)
Commercial and agricultural              $  95,805       $    83,035        $  13,372        $  192,212
Real Estate Construction                    15,675             2,300              626            18,601
                                         ---------       -----------        ---------        ----------

        Total                            $ 111,480       $    85,335        $  13,998        $  210,813
                                         =========       ===========        =========        ==========

Loans due after one year:

With pre-determined rate                                 $    84,987        $  13,998        $   98,985
With adjustable rates                                            348                                348
                                                         -----------        ---------        ----------
    Total                                                $    85,335         $ 13,998        $   99,333
                                                         ===========        =========        ==========

                                      -16-

NONPERFORMING LOANS AND ASSETS

                                                                             DECEMBER 31,
                                                      --------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                       ----        ----        ----        ----        ----
                                                                      (In Thousands of Dollars)
Nonperforming loans:
 Nonaccrual loans:
    Commercial and agricultural                       $   584    $   447     $   127     $    47     $   110
    Real estate mortgages                                 186        800          79           0          10
    Consumer                                               20         27          12           0           0
                                                      -------    -------     -------     -------     -------
        Total                                             790      1,274         218          47         120

 Accruing Loans 90 days or more past due:
    Commercial and agricultural                           359        752         178           0          49
    Real estate mortgages                                 241        426         475         319         123
    Consumer                                               21         37          36          67          92
                                                      -------    -------     -------     -------     -------
       Total                                              621      1,215         689         386         264


 Renegotiated loans:
    Commercial and agricultural                            86        121         150         182           0
    Real estate mortgages                                   0          0           0           0         213
                                                      -------    -------     -------     -------     -------
       Total                                               86        121         150         182         213


Total nonperforming loans                               1,497      2,610       1,057         615         597

Property from defaulted loans                             527        663         130           0          86
                                                      -------    -------     -------     -------     -------
       Total nonperforming assets                     $ 2,024    $ 3,273     $ 1,187     $   615     $   683

<F1>  Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 1998, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $37,000. The amount of interest income on those loans that was included in net income for the period was $157,000.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 1998, the Corporation had $19,339,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to constant attention and their status is reviewed on a monthly basis.

As of December 31, 1998, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's annual report to shareholders for the year ended December 31, 1998.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense.

                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------
                                                     1998        1997           1996         1995        1994
                                                     ----        ----           ----         ----        ----
                                                                    (Dollars in Thousands)
Balance at beginning of period                    $  8,114       $  6,247      $  4,876     $  4,100   $  3,254
Charge-offs:
   Commercial and agricultural                          71            211           110          164        113
   Real estate mortgages                                60             79            45           81          0
   Consumer                                            581            980           625          493        386
                                                  --------       --------      --------     --------   --------
        Total charge-offs                              712          1,270           780          738        499

Recoveries:
   Commercial and agricultural                          97             97            83           97        143
   Real estate mortgages                                47              7            28           63         30
   Consumer                                            325            309           202          269        172
                                                  --------       --------      --------     --------   --------
         Total recoveries                              469            413           313          429        345

Net charge-offs                                        243            857           467          309        154
                                                  --------       --------      --------     --------   --------
Additions to allowance for
loan losses                                          1,177          2,724<F1>     1,838        1,085      1,000
                                                  --------       --------      --------     --------   --------
Balance at end of period                          $  9,048      $   8,114      $  6,247     $  4,876   $  4,100
                                                  ========       ========      ========     ========   ========
Net charge-offs as a percent
   of average loans                                    .06%          0.24%         0.16%        0.13%      0.08%

<F1> Includes the allowance of Bank of Lakeview at date of acquisition of $1,326.

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.
                                      -19-

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was allocated to provide for possible losses within the following loan categories at the dates indicated:

                                                         December 31,
                ----------------------------------------------------------------------------------------------------
                        1998                 1997                1996                1995                 1994
                -------------------   ------------------   -----------------  -----------------   ------------------
                ALLOWANCE     % OF    ALLOWANCE    % OF    ALLOWANCE  % OF    ALLOWANCE   % OF    ALLOWANCE   % OF
                   FOR      LOANS TO     FOR     LOANS TO     FOR   LOANS TO     FOR    LOANS TO     FOR    LOANS TO
                  LOAN       TOTAL       LOAN     TOTAL      LOAN     TOTAL      LOAN    TOTAL       LOAN     TOTAL
                 LOSSES      LOANS      LOSSES    LOANS     LOSSES    LOANS     LOSSES   LOANS      LOSSES    LOANS
                 ------      -----    -------     -----    -------    -----    -------   -----    --------    -----
                                                           (Dollars in Thousands)
Commercial &
   agricultural   $  4,758     44%     $ 3,806     39%     $ 2,763     39%     $ 2,232    44%     $  2,069     44%
Real estate
   mortgages           476     40          516     42          364     39          880    34           492     33
Consumer             1,690     16        1,621     19        1,576     22        1,050    22           927     23

Unallocated          2,124               2,171               1,544                 714                 612
                  --------    ---      -------    ---      -------    ---      -------   ---      --------    ---
      Total       $  9,048    100%     $ 8,114    100%     $ 6,247    100%     $ 4,876   100%     $  4,100    100%
                  ========    ===      =======    ===      =======   ===       =======   ===      ========    ===

AVERAGE DEPOSITS

The daily average deposits and rates paid on such deposits for the periods indicated were:

                                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                     1998                   1997                 1996
                                                    -----                   ----                 ----
                                             AMOUNT      RATE       AMOUNT       RATE    AMOUNT       RATE
                                             ------      ----       ------       ----    ------       ----
                                                                 (Dollars in Thousands)
Average Balance:
   Noninterest-bearing demand deposits      $   63,257            $   50,647            $  42,521
   Interest-bearing demand deposits            126,030    3.52%       95,572    3.55%      71,710     3.45%
   Other savings deposits                       67,085    2.58%       61,286    2.71%      58,282     2.82%
   Other time deposits                         211,243    5.55%      188,378    5.61%     151,622     5.58%
                                            ----------    -----    ---------    ----    ---------     -----
      Total average deposits                $  467,615    3.83%   $  395,883    3.95%   $ 324,135     3.88%
                                            ==========   =====     =========    ====    =========     =====






The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1998, was as follows (Dollars in Thousands):

                         Three months or less                               $ 16,067
                         Over three through six months                         7,216
                         Over six through twelve months                        9,292
                         Over twelve months                                    7,223
                                                                            --------
                               Total                                        $ 39,798
                                                                            ========

RETURN ON EQUITY AND ASSETS

The following table sets forth certain financial ratios for the years ended:

                                                        1998          1997           1996
                                                        ----          ----           ----
Financial ratios:
   Return on average total assets                       1.30 %         1.21 %         1.25 %
   Return on average equity                            12.98          13.48          15.15
   Average equity to average total assets              10.03           8.96           8.22
   Dividend payout ratio                               34.16          33.51          27.94

SHORT-TERM BORROWED FUNDS

Included in short-term borrowed funds are repurchase agreements as described in Note J to the consolidated financial statements in the Corporation's annual report to shareholders for the year ended
December 31, 1998, which consist of the following:

                                                       1998            1997                1996
                                                       ----            ----                ----
                                                              (Dollars in Thousands)
         Amounts outstanding at the
                 end of the year                   $   18,678       $    12,932         $    5,933

         Weighted average interest rate
                 at the end of the year                  3.88%             4.23%              4.40%

         Longest maturity                            01-20-99          02-20-98           05-22-97

         Maximum amount outstanding at
                 any month-end during year         $   18,678       $    13,911         $   14,290

         Approximate average amounts
                 outstanding during the year       $   15,618       $    10,894         $   10,527

         Approximate weighted average
                 interest rate for the year              4.15%             4.36%              4.73%

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

         Bank of Alma owns and operates the facility for the St. Louis branch. This facility is approximately 900 square feet consisting of wood frame construction.

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

         In December, 1998, Bank of Alma completed construction and occupied a newly constructed 14,800 square foot operations center, located in Alma.

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

         Firstbank has purchased a vacant lot in Union Township near Mt. Pleasant. The property is located at 1900 Remus Road, Mt. Pleasant, Michigan. Firstbank began construction of an 1,800 square foot branch in late 1998 and expects to occupy the branch in the second quarter of 1999.

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

         1st Bank acquired a building of approximately 4,700 square feet adjacent to its main office. About 600 square feet of this single story frame structure is used for 1st Bank's Investment Center and proof operations. The remaining 4,100 square feet is leased to an unrelated business.

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

         Bank of Lakeview leases property for the Canadian Lakes branch located in Morton Township, Michigan. The facility is approximately 2,000 square feet of wood construction. The lease expires August 31, 2000. Bank of Lakeview has the option to extend the lease for two additional five year periods.

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

             MARY D. DECI (age 52) has been Chief Financial Officer, Secretary, and Treasurer of the Corporation since 1994. Ms. Deci has been Senior Vice President of Bank of Alma since 1994, and Controller of Bank of Alma since 1988. Ms. Deci has been Vice President of the Corporation and of Bank of Alma since 1989 and has been an officer of Bank of Alma since 1988.

             RICHARD L. JARVIS (age 61) has been Executive Vice President of Firstbank since 1991 and has been Vice President of the Corporation and an officer of Firstbank since 1987. Mr. Jarvis served as a director of Firstbank from 1987 to 1991.

             DALE A. PETERS (age 56) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of 1st Bank since 1987. He has been Chairman of the Board of 1st Bank since 1988.

             RICHARD J. SCHURTZ (age 62) has been Vice President of the Corporation since the acquisition of Bank of Lakeview in August of 1997. Mr. Schurtz has been President and Chief Executive
    Officer and a director of Bank of Lakeview since 1994.

             THOMAS R. SULLIVAN (age 48) has been Executive Vice President of the Corporation since 1996 and has been President, Chief Executive Officer and a director of Firstbank since 1991. Mr. Sullivan served as Vice President of the Corporation from 1991 to 1996.

             JAMES E. WHEELER, II (age 39), has been Vice President of the Corporation and Senior Vice President and Chief Loan Officer of Bank of Alma since 1989.

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         The information under the caption "Common Stock Data" on page 14 in the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference.

         At various times in 1998, the Corporation issued unregistered shares of its common stock totaling 5,147 shares to members of the boards of directors of the Corporation and the Corporation's subsidiary banks, Firstbank and 1st Bank. The shares were issued as retainers and directors fees for the directors' services on the boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The shares were issued in accordance with the Corporation's board compensation policy. The issuance did not involve any general solicitation.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the heading "Selected Financial Data" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 13 in the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information under the headings "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative
Disclosure About Market Risk" on pages 9 through 11 in the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors and the consolidated financial statements on pages 15 through 32 and the quarterly results of operations on page 14 in the registrant's annual report to shareholders for the year ended December 31, 1998, are here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1999, is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee
Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held
April 26, 1999, is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1999, is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held
April 26, 1999, is here incorporated by reference.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 1998, in Item 8:

                                                             PAGE NUMBER IN
    STATEMENT OR REPORT                                       ANNUAL REPORT

    Report of Independent Auditors                                 15
    Consolidated Balance Sheets as of December 31, 1998,           16
         and 1997
    Consolidated Statements of Income and Comprehensive Income     17
         for the years ended December 31, 1998, 1997, and 1996
    Consolidated Statements of Changes in Shareholders'            18
         Equity for the years ended December 31, 1998, 1997,
         and 1996
    Consolidated Statements of Cash Flows for the years ended      19
         December 31, 1998, 1997, and 1996
    Notes to Consolidated Financial Statements                     20

         The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1998.

    (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)  The following exhibits are filed as part of this report:

NUMBER                             EXHIBIT

  3(a) ARTICLES OF INCORPORATION. Previously filed as an exhibit to registrant's Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

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

10(b)<F*> DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)<F*> TRUST UNDER DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)<F*> STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held
          April 26, 1993.  Here incorporated by reference.

10(e)<F*> STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

13 1998 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21        SUBSIDIARIES OF REGISTRANT.

23        CONSENT OF CROWE, CHIZEK AND COMPANY LLP.

24        POWERS OF ATTORNEY.

27(a)     FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31, 1998.

99        FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.

<F*>Management contract or compensatory plan.

          The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Mary D. Deci, Secretary, Firstbank Corporation,
311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

(b)  REPORTS ON FORM 8-K.

          The registrant filed no Current Reports on Form 8-K during the last quarter of the period covered by this report.

                              SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1999           FIRSTBANK CORPORATION


                                By /S/ MARY D. DECI
                                    Mary D. Deci
                                    Vice President, Secretary, Treasurer
                                    and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 1999                     JOHN MCCORMACK *
                                   John McCormack
                                   President, Chief Executive
                                     Officer, and Director
                                     (Principal executive officer)

March 29, 1999                     MARY D. DECI *
                                   Mary D. Deci
                                   Vice President, Secretary, and Treasurer
                                     (Principal financial and accounting
                                       officer)

March 29, 1999                     DUANE A. CARR *
                                   Duane A. Carr
                                   Director


March 29, 1999                     WILLIAM E. GOGGIN *
                                   William E. Goggin
                                   Director


March 29, 1999                     EDWARD B. GRANT *
                                   Edward B. Grant
                                   Director


March 29, 1999                     CHARLES W. JENNINGS *
                                   Charles W. Jennings
                                   Director


March 29, 1999                     PHILLIP G. PEASLEY *
                                   Phillip G. Peasley
                                   Director


March 29, 1999                     DAVID D. ROSLUND *
                                   David D. Roslund
                                   Director

*By /S/ MARY D. DECI
   Mary D. Deci
   (Attorney in Fact)

                          INDEX TO EXHIBITS

NUMBER                            EXHIBIT                                PAGE

  3(a) ARTICLES OF INCORPORATION. Previously filed as an exhibit to registrant's Form 10-Q for the quarter ended
          March 31, 1997.  Here incorporated by reference.

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

10(b)<F*> DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)<F*> TRUST UNDER DEFERRED COMPENSATION PLAN. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)<F*> STOCK OPTION AND RESTRICTED STOCK PLAN OF 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held
          April 26, 1993.  Here incorporated by reference.

10(e)<F*> STOCK OPTION AND RESTRICTED STOCK PLAN OF 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

13 1998 ANNUAL REPORT TO SHAREHOLDERS. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.)

21        SUBSIDIARIES OF REGISTRANT.

23        CONSENT OF CROWE, CHIZEK AND COMPANY LLP.

24        POWERS OF ATTORNEY.

NUMBER                             EXHIBIT

27(a)     FINANCIAL DATA SCHEDULE FOR YEAR ENDED DECEMBER 31, 1998.

99        FIRSTBANK CORPORATION 401(K) PLAN PERFORMANCE TABLE.

<F*>Management contract or compensatory plan.