Form 10-Q
period 1999-03-31
FIRSTBANK CORP
filed 1999-05-13
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       or

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

        Common stock...4,497,017 shares outstanding as of April 30, 1999.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (UNAUDITED)                           page 3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                       page 7

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

Item 6.       Exhibits and Reports on Form 8-K                           page 16


SIGNATURES                                                               page 17


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                    page 18

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998

                                                                                    March 31,             December 31,
                                                                                      1999                   1998
                                                                                  (unaudited)
 ASSETS
 Cash and due from banks                                                          $17,547,312            $22,203,430
 Short term investments                                                             7,120,071             13,288,206
                                                                                 ------------            -----------
                                           Total cash and cash equivalents         24,667,383             35,491,636

 Securities available for sale                                                     98,164,436            101,711,023
 Loans
  Loans held for sale                                                               5,729,088              5,454,928
  Portfolio loans
    Commercial                                                                    195,790,713            192,212,168
    Real estate mortgage                                                          172,251,770            171,554,004
    Consumer                                                                       71,650,911             71,806,822
                                                                                 ------------           ------------
                                                               Total loans        445,422,482            441,027,922
   Less allowance for loan losses                                                  (8,966,000)            (9,048,000)
                                                                                 ------------          -------------
                                                                 Net loans        436,456,482            431,979,922
 Premises and equipment, net                                                       14,188,315             14,057,619
 Acquisition intangibles                                                            9,352,507              9,534,210
 Accrued interest receivable                                                        3,762,885              3,463,572
 Other assets                                                                       7,489,485              6,775,852
                                                                                 ------------          -------------
                                                              TOTAL ASSETS       $594,081,493           $603,013,834
                                                                                  ===========            ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                    $60,260,533            $68,887,968
  Interest bearing accounts:
    Demand                                                                        147,555,164            146,741,509
    Savings                                                                        71,499,153             69,514,970
    Time                                                                          208,850,970            208,908,518
                                                                                  -----------            -----------
                                                            Total deposits        488,165,820            494,052,965
 Securities sold under agreements to
    repurchase and overnight borrowings                                            22,352,968             26,577,527
 Notes payable                                                                     14,302,423             14,316,550
 Accrued interest and other liabilities                                             9,112,012              8,291,848
                                                                                -------------          -------------
                                                        Total liabilities         533,933,223            543,238,890
 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 10,000,000 shares authorized, 4,513,404 shares issued and
   outstanding as of March 31, 1999 (4,527,256 as of  December 31, 1998)           52,303,398             52,796,743
 Retained earnings                                                                  7,089,980              5,874,601
 Unrealized gain on available for sale securities                                     754,892              1,103,600
                                                                               --------------          -------------
                                                Total shareholders' equity         60,148,270             59,774,944
                                                                                 ------------           ------------
                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $594,081,493           $603,013,834
                                                                                  ===========            ===========
See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             MARCH 31, 1999 AND 1998

                                                                                   Three months ended March 31,
                                                                                   1999                  1998
 Interest income:
  Interest and fees on loans                                                      $9,536,995            $9,491,632
  Investment securities
    Taxable                                                                          898,301               809,201
    Exempt from Federal Income Tax                                                   452,579               443,866
  Short term investments                                                             120,165               119,684
                                                                                ------------          ------------
                                                 Total interest income            11,008,040            10,864,383

 Interest expense:
  Deposits                                                                         4,305,611             4,410,938
  Notes payable and other                                                            432,901               340,618
                                                                                 -----------           -----------
                                                Total interest expense             4,738,512             4,751,556
                                                   Net interest income             6,269,528             6,112,827
 Provision  for  loan  losses                                                        126,000               370,000
                                                                                 -----------           -----------
                   Net interest income after provision for loan losses             6,143,528             5,742,827
 Noninterest income:
  Gain  on  sale   of mortgage   loans                                               331,326               561,463
  Service charges on deposit accounts                                                356,954               346,357
  Trust fees                                                                          96,812                67,627
  Gain on sale of securities                                                               0                   820
  Mortgage servicing                                                                  19,707               (18,778)
  Other                                                                              615,743               327,103
                                                                                  ----------           -----------
                                              Total noninterest income             1,420,542             1,284,592
 Noninterest expense:
  Salaries and employee benefits                                                   2,528,472             2,361,215
  Occupancy                                                                          764,766               673,591
  Amortization of intangibles                                                        181,703               184,716
  FDIC Insurance premium                                                              19,549                18,257
  Michigan Single Business Tax                                                       111,700                99,500
  Other                                                                            1,189,057             1,200,353
                                                                                  ----------            ----------
                                             Total noninterest expense             4,795,247             4,537,632
 Income before  federal income taxes                                               2,768,823             2,489,787
 Federal income taxes                                                                833,000               742,000
                                                                                 -----------            ----------
                                                          NET   INCOME           $ 1,935,823           $ 1,747,787
Other comprehensive income:
  Change in unrealized loss on securities, net of tax                               (348,708)             (102,463)
                                                                                  ----------            ----------
                                                  COMPREHENSIVE INCOME           $ 1,587,115            $1,645,324
                                                                                  ==========            ==========

                                              Basic earnings per share                 $0.43                 $0.39
                                                                                        ====                  ====

                                            Diluted earnings per share                 $0.41                 $0.37
                                                                                        ====                  ====

                                                   Dividends per share                 $0.16                 $0.14
                                                                                        ====                  ====

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    Net unrealized
                                                                                                      appreciation
                                                                                                   (depreciation) on
                                                                  Common            Retained       available for sale
                                                                   Stock            Earnings          securities           TOTAL
                                                              ==============     ==============     ==============     =============
BALANCES AT  DECEMBER 31, 1997                                 $46,223,949          $7,420,886           $887,059       $54,531,894
  Cash dividends - $.55 per share                                                   (2,494,909)                          (2,494,909)
  Issuance of 14,395 shares of common stock
     through exercise of stock options                             251,492                                                  251,492
  Issuance of 21,997  shares of common stock
     through dividend reinvestment plan                            635,966                                                  635,966
  Issuance of 16,747 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                                    482,354                                                  482,354
  5% stock dividend - 215,388 shares                             6,353,282          (6,353,946)                                (664)
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                                       216,541           216,541
  Purchase of 34,990 shares of stock                            (1,213,670)                                              (1,213,670)
  Issuance of 1,509 shares of stock                                 63,370                                                   63,370
  Net income for 1998                                                                7,302,570                            7,302,570
BALANCES AT  DECEMBER 31, 1998                                 $52,796,743          $5,874,601         $1,103,600       $59,774,944
                                                               -----------          ----------        -----------       -----------
  Cash dividends - $.16 per share                                                     (720,444)                            (720,444)
  Issuance of 5,073 shares of common stock
     through exercise of stock options                              84,312                                                   84,312
  Issuance of 9,863 shares of common stock
     through dividend reinvestment plan                            274,088                                                  274,088
  Issuance of 6,107 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                                    177,845                                                  177,845
  Net change in unrealized appreciation
    (depreciation) on available for
    sale securities                                                                                      (348,708)         (348,708)
  Purchase of 35,980 shares of stock                            (1,061,308)                                              (1,061,308)
  Issuance of 1,085 shares of stock                                 31,718                                                   31,718
  Net income year to date                                                            1,935,823                            1,935,823
                                                               -----------          ----------         ----------       -----------
BALANCES AT  MARCH 31, 1999                                    $52,303,398          $7,089,980           $754,892       $60,148,270
                                                               ===========          ==========         ==========       ===========

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                       Three months ended March 31,
                                                                                            1999                   1998
 OPERATING ACTIVITIES
     Net income                                                                       $1,935,823             $1,747,787
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                        126,000                370,000
        Depreciation of premises and equipment                                           319,784                320,419
        Net amortization (accretion) of security premiums/discounts                       86,202                (11,500)
        Gain on sale of securities                                                                                 (820)
        Amortization of goodwill and other intangibles                                   181,703                186,216
        Gain on sale of mortgage loans                                                  (331,326)              (561,463)
        Proceeds from sales of mortgage loans                                         19,156,051             37,802,164
        Loans originated for sale                                                    (19,098,885)           (37,921,674)
        Increase in accrued interest receivable and other assets                        (833,311)            (1,003,642)
        Increase in accrued interest payable and other liabilities                       820,164              1,479,817
                                                                                    ------------           ------------
                                    NET CASH PROVIDED BY OPERATING  ACTIVITIES         2,362,205              2,407,304

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                 350,000                610,235
     Proceeds from maturities of securities available for sale                         8,923,988              7,822,353
     Purchases of securities available for sale                                       (6,341,946)           (16,853,995)
     Net (increase) decrease in portfolio loans                                       (4,328,400)             1,832,579
     Net purchases of premises and equipment                                            (450,480)              (296,456)
                                                                                    ------------           ------------
                                         NET CASH USED IN INVESTING ACTIVITIES        (1,846,838)            (6,885,284)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                               (5,887,145)            10,739,553
    Decrease in securities sold under agreements
     to repurchase and other short term borrowings                                    (4,224,559)            (3,052,441)
    Increase (decrease) of note payable                                                  (14,127)             1,486,673
    Cash proceeds from issuance of common stock                                          567,963                495,829
    Purchase of common stock                                                          (1,061,308)
    Cash dividends                                                                      (720,444)              (623,157)
                                                                                    ------------           ------------
                          NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES       (11,339,620)             9,046,457

                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (10,824,253)             4,568,477
 Cash and cash equivalents at beginning of period                                     35,491,636             24,115,503
                                                                                    ------------           ------------
                                CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD     $  24,667,383           $ 28,683,980
                                                                                    ============           ============

 Supplemental Disclosure
     Interest Paid                                                                    $4,700,188             $4,609,350
     Income Taxes Paid                                                                        $0                     $0

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $66,663,234 and $64,674,655 at March 31, 1999, and December 31, 1998, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                      March 31,        December 31,
              (Dollars in thousands)                                    1999              1998
         --------------------------------------------------          -----------       ------------
         Nonperforming loans:
                  Nonaccrual loans                                       $708             $  790
                  Loans 90 days or more past due                          303                621
                  Renegotiated loans                                       79                 86
                                                                       ------             ------
                                    Total nonperforming loans          $1,090             $1,497
                                                                        =====              =====
         Property from defaulted loans                                 $  704            $   527
                                                                        =====             ======
         Nonperforming loans as a percent of:
                  Total loans                                            .24%               .34%
                                                                         ====               ====
                  Allowance for loan losses                            12.16%             16.55%
                                                                       ======             ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                Three               Twelve              Three
                                                                months              months              months
                                                                ended               ended               ended
                                                               March 31,         December 31,         March 31,
         (Dollars in thousands)                                  1999                 1998               1998
-----------------------------------------------------      ----------------     ---------------   --------------
Balance at beginning of period                                  $ 9,048              $  8,114          $ 8,114

Charge-offs                                                        (324)                 (712)            (160)
Recoveries                                                          116                   469               95
                                                                -------               -------           ------
         Net charge-offs                                           (208)                 (243)             (65)
         Additions to allowance for
           loan losses                                              126                 1,177              370
                                                                -------               -------           ------
         Balance at end of period                               $ 8,966               $ 9,048           $8,419
                                                                =======               =======           ======

Average loans outstanding
         during the period                                     $443,071              $414,322         $403,195
                                                               ========               =======          =======
Loans outstanding at end of period                             $445,422              $441,028         $403,591
                                                               ========               =======          =======
Allowance as a percent of:
         Total loans at end of period                              2.01%                 2.05%            2.09%
                                                                   ====                  ====             ====
         Nonperforming loans at end of period                       822%                  604%             597%
                                                                    ===                   ===              ===

Net charge-offs as a percent of:
         Average loans outstanding                                  .05%                  .06%             .02%
                                                                    ===                   ===              ===
         Average Allowance for loan losses                         2.29%                 1.67%             .79%
                                                                   ====                  ====             ====

NOTE E - RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview) (collectively the "Banks").

Financial Condition

Total assets of the Corporation decreased by $8.9 million, or 1.5%, during the first quarter of 1999.

During the first three months of 1999, cash and cash equivalents decreased $10.8 million, or 30.5%, and securities available for sale declined 3.49% or $3.5 million. This decrease is the result of maturing investment securities that were short term investments used to offset municipal deposits.

Net loans grew $4.5 million or 1.04% during the first quarter of 1999. The allowance for loan losses decreased $82,000 or .91% during the first three months of 1999. At March 31, 1999, the allowance as a percent of outstanding loans was 2.01%, compared to 2.05% at December 31, 1998. The allowance as a percent of nonperforming loans was 822% at the end of the first quarter of 1999 compared to 604% at year end 1998. During the first quarter of 1999, the allowance was decreased by net charge offs of $208,000 and increased by a provision of $126,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased 1.19%, or $5.9 million, in the period from December 31, 1998, to March 31, 1999. Each of the Corporation's affiliate banks has experienced a reduction in balances in noninterest bearing accounts. The total decline in noninterest bearing accounts of $8.6 million represents a 12.52% reduction during the first quarter of 1999. A portion of the reduction, approximately 50%, is explained by municipal deposits that were in accounts for only a short period at the end of 1998. Interest bearing demand deposits and savings have grown during the first quarter, while time deposits have experienced a slight decline.

Securities sold under agreements to repurchase increased 3.3%, or $625,000, during the first quarter of 1999 while overnight borrowings have decreased by 61% or $4.9 million.

Total shareholders' equity increased $373,000, or .62%, in the first quarter of 1999. Net income of $1,936,000 and stock issuances of $567,000 have increased shareholders' equity while stock repurchases of $1,061,000, dividends of $720,000 and net unrealized loss on available for sale securities of $349,000 have decreased shareholders' equity. In January 1999, the Board of Directors authorized a stock repurchase plan to acquire up to 200,000 shares of Firstbank Corporation stock. At March 31, 1999, the Corporation had acquired 35,571 shares as a result of this repurchase plan. Book value was $13.28 per share at March 31, 1999, and $12.98 per share at December 31, 1998.

On April 1, 1999, one of the affiliate banks sold their 100% interest in a general insurance agency to an unrelated party. The affiliate bank financed the transaction. The $224,000 gain from the transaction will be recognized over the 10 year financing period.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                               Total
                                                                                 Tier 1     Risk-based
                  (Dollars in thousands)                           Leverage      Capital      Capital
Capital balances at March 31, 1999                                 $49,923      $49,923      $55,445
Required Regulatory Capital                                         23,385       17,534       35,067
Capital in excess of regulatory minimums                            26,538       32,389       20,378

Capital ratios at March 31, 1999                                     8.54%       11.39%       12.65%
Regulatory capital ratios -- "well capitalized"                      5.00%        6.00%       10.00%
         definition
Regulatory capital ratios -- minimum requirement                     4.00%        4.00%        8.00%

Results of Operations

For the first quarter of 1999, net income was $1,936,000, basic earnings per share was $.43 and diluted earnings per share was $.41, compared to $1,748,000, $.39 and $.37 for the first quarter of 1998. Average earning assets increased $53 million, or 10.67%, for the quarter ended March 31, 1999 compared to the first quarter of 1998. The yield on earning assets was 8.27% for the first quarter of 1999 compared to 9.02% for the same period in 1998, a reduction of 75 basis points. The cost of funding rate related liabilities decreased 37 basis points in the comparable periods, a cost of 3.66% for the first quarter of 1999 compared to 4.03% for the first quarter of 1998. Net interest margin for the first quarter of 1999 was 4.76% compared to 5.13% for the comparable period in 1998, a decrease of 37 basis points.

The provision for loan losses was $126,000 in the first quarter of 1999 compared to $370,000 for the same period in 1998.

Total noninterest income increased $136,000, or 10.58%, in the first quarter of 1999 compared to the same period in 1998. The Corporation has experienced a net decrease in gain on sale of mortgage loans and mortgage servicing of $192,000. As mortgage rates have risen or stabilized, mortgage activity has decreased substantially. Trust fees have increased 43.16%, or $29,000, when comparing the first quarters of 1999 and 1998. The increase resulted from offering employee benefit record keeping services and a fee increase to market rates have created this change. The majority of the increase in other income, offset by an identical entry in other expense, is the recognition of an increase in market value of $117,000 in deferred compensation assets. These entries have no effect on net income.

Noninterest expense increased a modest 5.68%, or $258,000, when comparing the first quarter of 1999 with the same period in 1998. The increase in salaries and employee benefits reflects the annual salary adjustments and the addition of staff. Occupancy expenses rose 13.54%, or $91,000, when comparing the first three months of 1999 and 1998. Since the first quarter of 1998, the Corporation has added an updated communication system, updated its mainframe computer and completed and occupied a new operations center. Depreciation on these items will continue to increase the 1999 costs in comparison to the 1998 results.

YEAR 2000 READINESS DISCLOSURE

The Corporation is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, and communication systems, in the form of software failure, errors, or miscalculations. By nature, the banking and financial services industries are highly dependent upon computer systems because of significant transaction volumes and a date dependency for interest measurements on financial instruments such as loans and deposits. The Corporation's business is also dependent upon the error free operation of computer systems of its telecommunications providers, operators of electronic payment systems, and vendors who provide a variety of products and services needed by the Corporation and its subsidiaries to conduct their businesses. Data processing system failures, errors or miscalculations could affect the ability of some borrowers to make timely payment of amounts due, and could affect the long term financial viability of some borrowers.

The Corporation developed a plan to prepare for the year 2000 in 1997. This plan began with the performance of an inventory of software applications, communicating with third party vendors and suppliers, and obtaining certification of compliance with third party providers. The Corporation has a comprehensive, written plan, which is regularly updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Corporation. As of March 31, 1999, it is estimated that this plan is approximately 85% complete. The Corporation's subsidiaries have also initiated a program of informing relevant customers of the Year 2000 issue and encouraging them to address it in their own businesses.

The Corporation will continue to assess the impact of the Year 2000 issue on the remainder of its computer based systems and applications. The Corporation's goal is to have all systems and applications compliant with the century change by mid 1999, allowing the rest of 1999 to be used for full validation and testing.

The Corporation estimates it will spend approximately $330,000 during 1998 and 1999 to remediate its Year 2000 issues. These costs will primarily consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. Costs to date associated with Year 2000 issues total $278,000 which include expenditures of $21,000 and projected salary costs of $257,000. It is the Corporation's policy to expense such costs as incurred. The Corporation may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year

2000 compliance is merely ancillary, the Corporation may capitalize and depreciate such an asset over its estimated useful life. In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Corporation. The Corporation has identified its critical systems that are dependent on outside providers. For each critical system, extensive testing has either been scheduled or has been completed. To date, all tested systems have been able to accommodate dates subsequent to January 1, 2000. The Corporation has contracted with an offsite location to provide a backup site for its core application processing in the event the Corporation's hardware of software should not function. Based on testing of the Corporation's core processing hardware and software management believes that both are Year 2000 compliant.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a materially adverse impact on the Corporation's financial conditions, results of operations, or liquidity. Nevertheless, the inability of the Corporation to successfully address Year 2000 issues could result in interruptions of the Corporation's business and could have a materially adverse effect on the Corporation's results of operations.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The Year 2000 Readiness Disclosure, the presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of other companies on which the Corporation relies to be Year 2000 compliant; the ability of the Corporation to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 11 in the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference. Firstbank's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 1998.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" on page 13 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities

At various times in the first quarter of 1999, the Corporation issued unregistered shares of its common stock totaling 880 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                 Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRSTBANK CORPORATION
                                      (Registrant)




Date:   May 12, 1999                  \s\ John  McCormack
                                      John McCormack
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)


Date:   May 12, 1999                  \s\ Mary D. Deci
                                      Mary D. Deci
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)