Form 10-Q
period 1999-06-30
FIRSTBANK CORP
filed 1999-08-16
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       or

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

     Common stock . . . 4,479,161 shares outstanding as of July 31, 1999.

                                      INDEX



PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements (UNAUDITED)                            page 3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                       page 11

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk.                                                      page 16


PART II.      OTHER INFORMATION
--------      -----------------

Item 2.       Changes in Securities and Use of Proceeds                  page 17

Item 4.       Submission of Matters to a Vote of Security Holders        page 17

Item 6.       Exhibits and Reports on Form 8-K                           page 17



SIGNATURES                                                               page 18
----------


EXHIBITS
--------

Exhibit 27 -- Financial Data Schedule                                    page 19

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                   June 30,              December
                                                                                     1999                  1998
                                                                                ---------------       --------------
 ASSETS
 Cash and due from banks                                                           $19,522,970           22,203,430
 Short term investments                                                                793,505           13,288,206
                                                                                ---------------       --------------
                                          Total cash and cash equivalents           20,316,475           35,491,636

 Securities available for sale                                                      90,908,983          101,711,023
 Loans
  Loans held for sale                                                                2,964,581            5,454,928
  Portfolio loans
    Commercial                                                                     202,975,190          192,212,168
    Real estate mortgage                                                           181,557,949          171,554,004
    Consumer                                                                        73,936,829           71,806,822
                                                                                ---------------       --------------
                                                              Total loans          461,434,549          441,027,922
  Less allowance for loan losses                                                    (9,221,000)          (9,048,000)
                                                                                ---------------       --------------
                                                                Net loans          452,213,549          431,979,922
 Premises and equipment, net                                                        14,437,173           14,057,619
 Acquisition intangibles                                                             9,181,093            9,534,210
 Accrued interest receivable                                                         3,544,423            3,463,572
 Other assets                                                                        8,005,459            6,775,852
                                                                                ---------------       --------------
                                                             TOTAL ASSETS         $598,607,155         $603,013,834
                                                                                ===============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                      69,398,521           68,887,968
  Interest bearing accounts:
    Demand                                                                         142,789,017          146,741,509
    Savings                                                                         72,627,717           69,514,970
    Time                                                                           200,329,204          208,908,518
                                                                                ---------------       --------------
                                                           Total deposits          485,144,459          494,052,965
 Securities sold under agreements to
    repurchase and overnight borrowings                                             31,768,562           26,577,527
 Notes payable                                                                      14,168,360           14,316,550
 Accrued interest and other liabilities                                              7,926,747            8,291,848
                                                                                ---------------       --------------
                                                       TOTAL LIABILITIES           539,008,128          543,238,890

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 10,000,000 shares authorized, 4,488,762 shares issued
   and outstanding as of June 1999 and 4,527,256 as of December 1998                51,419,625           52,796,743
 Retained earnings                                                                   8,353,812            5,874,601
 Unrealized gain (loss) on available for sale securities                              (174,410)           1,103,600
                                                                                ---------------       --------------
                                               Total shareholders' equity           59,599,027           59,774,944
                                                                                ---------------       --------------
                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $598,607,155         $603,013,834
                                                                                ===============       ==============

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             JUNE 30, 1999 and 1998

                                                                                           Three months
                                                                                           ended June 30,
                                                                                     1999                  1998
                                                                                 -------------         ------------
 Interest income:
  Interest and fees on loans                                                        $9,885,649            9,503,869
  Investment securities
    Taxable                                                                            925,884              837,822
    Exempt from Federal Income Tax                                                     433,122              443,935
  Short term investments                                                                69,404              110,316
                                                                                 -------------         ------------
                                                    Total interest income           11,314,059           10,895,942

 Interest expense:
  Deposits                                                                           4,233,137            4,417,836
  Notes payable and other                                                              469,552              382,939
                                                                                 -------------         ------------
                                                   Total interest expense            4,702,689            4,800,775
                                                                                 -------------         ------------
                                                      Net interest income            6,611,370            6,095,167
 Provision for loan losses                                                             126,000              205,000
                                                                                 -------------         ------------
                      Net interest income after provision for loan losses            6,485,370            5,890,167
 Noninterest income:
  Gain  on  sale   of mortgage   loans                                                 207,155              430,963
  Service charges on deposit accounts                                                  405,413              395,441
  Trust fees                                                                            86,689               79,589
  Gain on sale of securities                                                            21,021                 (742)
  Mortgage servicing                                                                    47,956              115,210
  Other                                                                                538,951              603,061
                                                                                 -------------         ------------
                                                 Total noninterest income            1,307,185            1,623,522
 Noninterest expense:
  Salaries and employee benefits                                                     2,564,966            2,483,092
  Occupancy                                                                            761,268              687,958
  Amortization of Intangibles                                                          161,125              178,696
  FDIC Insurance premium                                                                19,005               18,031
  Michigan Single Business Tax                                                          99,700               96,700
  Other                                                                              1,343,973            1,435,109
                                                                                 -------------         ------------
                                                Total noninterest expense            4,950,037            4,899,586
                                                                                 -------------         ------------
 Income before federal income taxes                                                 2,842,518            2,614,103
 Federal income taxes                                                                 862,000              784,000
                                                                                 -------------         ------------
                                                               NET INCOME           $1,980,518           $1,830,103
                                                                                 =============         ============
Other comprehensive income:
  Change in unrealized gain(loss) on securities,
     net of tax and reclassification effects                                          (929,302)              38,205
                                                                                 -------------         ------------
                                                 COMPREHENSIVE NET INCOME           $1,051,216           $1,868,308
                                                                                 =============         ============

Per Share:                                                 BASIC EARNINGS                $0.44                $0.40
                                                                                 =============         ============

                                                         DILUTED EARNINGS                $0.43                $0.39
                                                                                 =============         ============

                                                                DIVIDENDS                $0.16                $0.13
                                                                                 =============         ============

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  JUNE 30, 1999 and 1998 AND DECEMBER 31, 1998

                                                                                            Six months
                                                                                          ended June 30,
                                                                                    1999                   1998
                                                                                -------------          -------------
 Interest income:
  Interest and fees on loans                                                      $19,422,644           $18,995,501
  Investment securities
    Taxable                                                                         1,824,185             1,647,023
    Exempt from Federal Income Tax                                                    885,701               887,801
  Short term investments                                                              189,569               230,000
                                                                                -------------         -------------
                                                      Total interest income        22,322,099            21,760,325

 Interest expense:
  Deposits                                                                          8,538,748             8,828,774
  Notes payable and other                                                             902,453               723,557
                                                                                -------------         -------------
                                                     Total interest expense         9,441,201             9,552,331
                                                                                -------------         -------------
                                                        Net interest income        12,880,898            12,207,994
 Provision for loan losses                                                            252,000               575,000
                                                                                -------------         -------------
                        Net interest income after provision for loan losses        12,628,898            11,632,994
 Noninterest income:
  Gain on sale of mortgage loans                                                      538,481               992,426
  Service charges on deposit accounts                                                 762,367               741,798
  Trust fees                                                                          183,501               147,216
  Gain on sale of securities                                                           21,021                    78
  Mortgage servicing                                                                   67,663                29,248
  Other                                                                             1,154,694               997,348
                                                                                -------------         -------------
                                                   Total noninterest income         2,727,727             2,908,114
 Noninterest expense:
  Salaries and employee benefits                                                    5,093,438             4,844,307
  Occupancy                                                                         1,526,034             1,361,549
  Amortization of Intangibles                                                         342,828               363,412
  FDIC Insurance premium                                                               38,554                36,288
  Michigan Single Business Tax                                                        211,400               196,200
  Other                                                                             2,533,030             2,635,462
                                                                                -------------         -------------
                                                  Total noninterest expense         9,745,284             9,437,218
                                                                                -------------         -------------
 Income before federal income taxes                                                 5,611,341             5,103,890
 Federal income taxes                                                               1,695,000             1,526,000
                                                                                -------------         -------------
                                                                 NET INCOME        $3,916,341            $3,577,890
                                                                                =============         =============
Other comprehensive income:
  Change in unrealized gain(loss) on securities,
     net of tax and reclassification effects                                       (1,278,010)              (64,258)
                                                                                -------------         -------------
                                                   COMPREHENSIVE NET INCOME        $2,638,331            $3,513,632
                                                                                =============         =============

Per Share:                                                   BASIC EARNINGS             $0.87                 $0.79
                                                                                =============         =============

                                                           DILUTED EARNINGS             $0.84                 $0.76
                                                                                =============         =============

                                                                  DIVIDENDS             $0.32                 $0.27
                                                                                =============         =============

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Net unrealized
                                                                                                  appreciation
                                                                                                (depreciation) on
              (in thousands)                                                                     available for
                                                            Common              Retained              sale
                                                             Stock              Earnings           securities           TOTAL
                                                       -------------------   ----------------   ----------------   ---------------
BALANCES AT  DECEMBER 31, 1997                               $46,223,949          $7,420,886            $887,059      $54,531,894
  Cash dividends - $.55 per share                                                 (2,494,909)                          (2,494,909)
  Issuance of 14,395 shares of common stock
     through exercise of stock options                           251,492                                                  251,492
  Issuance of 21,997  shares of common stock
     through dividend reinvestment plan                          635,966                                                  635,966
  Issuance of 16,747 shares of common stock through
     supplemental purchase under dividend reinvestment plan      482,354                                                  482,354
  5% stock dividend - 215,388 shares                           6,353,282          (6,353,946)                                (664)
  Net change in unrealized appreciation (depreciation)
     on available for sale securities                                                                    216,541          216,541
  Purchase of 34,990 shares of stock                          (1,213,670)                                              (1,213,670)
  Issuance of 1,509 shares of stock                               63,370                                                   63,370
  Net income for 1998                                                              7,302,570                            7,302,570
                                                       -----------------    ----------------    ----------------    -------------
BALANCES AT  DECEMBER 31, 1998                               $52,796,743          $5,874,601          $1,103,600      $59,774,944
                                                       =================    ================    ================    =============
  Cash dividends - $.32 per share                                                 (1,437,130)                          (1,437,130)
  Issuance of 16,443 shares of common stock
     through exercise of stock options                           212,599                                                  212,599
  Issuance of 20,218 shares of common stock
     through dividend reinvestment plan                          547,077                                                  547,077
  Issuance of 10,323 shares of common stock through
     supplemental purchase under dividend reinvestment plan      297,978                                                  297,978
  Net change in unrealized appreciation (depreciation)
    on available for sale securities                                                                  (1,278,010)      (1,278,010)
  Purchase of 91,414 shares of stock                          (2,661,200)                                              (2,661,200)
  Issuance of 5,934 shares of stock                              226,428                                                  226,428
  Net income year to date                                                          3,916,341                            3,916,341
                                                       -----------------    ----------------     ----------------    -------------
BALANCES AT  JUNE 30, 1999                                   $51,419,625          $8,353,812           ($174,410)     $59,599,027
                                                       =================    ================     ================    =============

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998

                                                                                               Six months ended June 30,
                                                                                                1999               1998
                                                                                            -------------     --------------
 OPERATING ACTIVITIES
     Net income                                                                                $3,916,341         $3,577,890
     Adjustments to reconcile net income to net cash provided
        by operating activities
        Provision for loan losses                                                                 252,000            575,000
        Depreciation of premises and equipment                                                    648,264            630,400
        Net amortization of security premiums/discounts                                           173,062             28,496
        Loss (gain) on sale of securities                                                         (21,021)               742
        Amortization of goodwill and other intangibles                                            342,828            363,412
        Gain on sale of mortgage loans                                                           (538,481)          (992,426)
        Proceeds from sales of mortgage loans                                                  33,458,948         77,631,109
        Loans originated for sale                                                             (30,430,120)       (77,481,037)
        Increase in accrued interest receivable and other assets                                 (641,801)        (1,628,344)
        Increase (decrease) in accrued interest payable and other liabilities                    (365,101)           639,093
                                                                                            -------------     --------------
                                  NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES          6,794,919          3,344,335

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                        7,038,979            609,415
     Proceeds from maturities of securities available for sale                                 17,675,148         16,583,618
     Purchases of securities available for sale                                               (16,000,506)       (20,304,113)
     Net increase in portfolio loans                                                          (22,975,974)        (6,444,971)
     Net purchases of premises and equipment                                                   (1,027,818)          (590,442)
                                                                                             -------------     --------------
                                                 NET CASH USED IN INVESTING ACTIVITIES        (15,290,171)       (10,146,493)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                        (8,908,506)        19,945,663
    Increase (decrease) in securities sold under agreements
     to repurchase and other short term borrowings                                              5,191,035         (5,012,099)
    Increase (decrease) in note payable                                                          (148,190)         3,731,485
    Issuance of common stock                                                                    1,284,082            593,036
    Purchase of common stock                                                                   (2,661,200)
    Cash dividends                                                                             (1,437,130)        (1,248,829)
                                                                                             -------------     --------------
                                            NET CASH PROVIDED BY FINANCING  ACTIVITIES         (6,679,909)        18,009,256

 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                            (15,175,161)        12,455,927
 Cash and cash equivalents at beginning of period                                              35,491,636         24,115,503
                                                                                             -------------     --------------
                                        CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD        $20,316,475        $36,571,430
                                                                                            =============     ==============

 Supplemental Disclosure
     Interest Paid                                                                             $9,671,912         $9,552,208
     Income Taxes Paid                                                                         $1,800,000         $1,850,000

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $75,520,260 and $64,674,655 at June 30, 1999, and December 31, 1998, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
------------------------------
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                      June 30,       December 31,
              (Dollars in thousands)                                    1999            1998
         --------------------------------------------------          -----------     ------------
         Nonperforming loans:
                  Nonaccrual loans                                     $1,480         $  790
                  Loans 90 days or more past due                          419            621
                  Renegotiated loans                                       74             86
                                                                       ------          -----
                                    Total nonperforming loans          $1,973         $1,497
                                                                        =====          =====
         Property from defaulted loans                                 $  520         $  527
                                                                        =====          ======
         Nonperforming loans as a percent of:
                  Total loans                                             .43%           .34%
                                                                          ====           ====
                  Allowance for loan losses                             21.40%         16.55%
                                                                        ======         ======

Analysis of the Allowance for Loan Losses
-----------------------------------------
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                  Six               Twelve               Six
                                                                months              months             months
                                                                 ended               ended              ended
                                                               June 30,          December 31,         June 30,
         (Dollars in thousands)                                  1999                 1998               1998
-----------------------------------------------------      ----------------     ---------------   -----------------
Balance at beginning of period                                $ 9,048              $ 8,114            $ 8,114

Charge-offs                                                      (441)                (712)              (343)
Recoveries                                                        362                  469                209
                                                                -----              -------              -----
         Net charge-offs                                          (79)                (243)              (134)
         Additions to allowance for
           loan losses                                            252                1,177                575
                                                                -----              -------              -----
         Balance at end of period                              $9,221              $ 9,048             $8,555
                                                                =====               ======              =====
Average loans outstanding
         during the period                                   $447,987             $414,322           $406,401
                                                              =======              =======            =======
Loans outstanding at end of period                           $461,435             $441,028           $411,961
                                                              =======              =======            =======
Allowance as a percent of:
         Total loans at end of period                            2.00%                2.05%              2.08%
                                                                 ====                 ====               ====
         Nonperforming loans at end of period                     467%                 604%               399%
                                                                  ===                  ===                ===
Net charge-offs as a percent of:
         Average loans outstanding                                .02%                 .06%               .03%
                                                                  ===                  ===                ===
         Average Allowance for loan losses                        .87%                1.67%              1.61%
                                                                  ===                 ====               ====

NOTE E - RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview), (collectively the "Banks").

Financial Condition
-------------------
Total assets of the Corporation decreased $4 million or .73% during the first half of 1999. Cash and cash equivalents decreased $15 million or 42.76% while securities available for sale declined $11 millions or 10.62%, offset by loan growth of $20 million or 4.63% during the first two quarters of 1999.

All classifications of loans, except loans held for sale, grew during the first six months of 1999. The number of mortgages in process was much higher at December 31, 1998 than at the end of June 1999. The increase in mortgage rates over the past six months has caused mortgage lending to slow. The allowance for loan losses grew $173,000 or 1.91% from December 31, 1998 to June 30, 1999. At June 30, 1999, the allowance for loan losses as a percent of outstanding loans was 2.00%, compared to 2.05% at December 31, 1998. The allowance for loan losses as a percent of nonperforming loans was 467% at the end of June, 1999 compared to 604% at year end 1998. During the first six months of 1999, the allowance for loan losses was decreased by net charge offs of $79,000 and increased by a provision of $252,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance for loan losses balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased $8.9 million or 1.80% during the first half of 1999. Time deposits declined by $8.6 million or 4.11% in the six month period December 31, 1998 to June 30, 1998. Over $5 million of this decline is from short term municipal deposits. Interest bearing demand deposits decreased $4.0 million or 2.69% since the end of December, 1998, but grew in the second quarter of 1999 by $4.6 million. Non interest demand and savings accounts both increased during the first six months of 1999.

Bank overnight borrowings increased by $5.2 million or 66.14% during the first six months of 1999. Given the current rate environment, this source provides the least cost funding for loans while deposit programs are building the deposit base.

Total shareholders' equity decreased $176,000 or .29% during the first half of 1999. Increases from net income of $3,916,000 and stock issuances of $1,284,000 were offset by repurchases of $2,661,000, dividends of $1,437,000 and net unrealized losses on securities available for sale of $1,278,000. In January 1999, the Board of Directors continued the Corporation's stock repurchase program by authorizing the repurchase of up to 200,000 shares of Firstbank Corporation stock. As of June 30, 1999, the Corporation had acquired 90,811 shares pursuant to this repurchase program.

The change in the unrealized gain or loss on securities available for sale is the result of changes in the bond market rates and the maturities of $18 million of securities yielding above market rates being replaced with securities yielding market rates. At June 30, 1999, book value of the Corporation's common stock was $13.28 per share, compared to $12.98 per share at December 31, 1998.

On April 1, 1999, one of the affiliate banks sold its 100% interest in a general insurance agency to an unrelated party. The affiliate bank financed the transaction. The gain on sale of approximately $50,000 is included in the second quarter results.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                                 Tier 1     Risk-based
                  (Dollars in thousands)                           Leverage      Capital      Capital
              -----------------------------                        --------      -------    ----------
Capital balances at June 30, 1999                                    50,472       50,472       56,073
Required Regulatory Capital                                          23,580       17,777       35,554
Capital in excess of regulatory minimums                             26,892       32,695       20,519

Capital ratios at June 30, 1999                                        8.56%       11.36%       12.62%
Regulatory capital ratios -- "well capitalized"
         definition                                                    5.00%        6.00%       10.00%
Regulatory capital ratios -- minimum requirement                       4.00%        4.00%        8.00%

Results of Operations
---------------------

Net income was $1,981,00 for the second quarter and $3,916,000 for the first six months of 1999 compared to $1,830,000 and $3,578,000 for the corresponding periods of 1998. Basic earnings per share were $.44 and $.40 for the three months and $.87 and $.76 for the first six months of 1999 and 1998 respectively.

Average earning assets increased $52 million from June 30, 1998 to June 30, 1999. During this same time period, yields on earning assets declined 72 basis points from 9.02% at June 30, 1998 to 8.30% at June 30, 1999. During this same time period, cost on rate related liabilities decreased only 39 basis points from 4.00% to 3.61%. Net interest margin for the six months ended June 30, 1999 was 4.84% a reduction of 32 basis points from the 5.16% for the corresponding period in 1998.

The provision for loan losses was $126,000 for the second quarter and $252,000 for the first half of 1999, compared to $204,000 and $575,000 for the same time periods in 1998. The allowances as a percent of nonperforming loans was 467% at June 30, 1999 compared to 399% at June 30,1998.

Total noninterest income declined $180,000 during the first six months of 1999 when compared to the same period in 1998. All categories of noninterest income increased with the exception of gains on sale of mortgage loans. With mortgage rates increasing to the highest level in two years, the banks' refinancing demand experienced a significant decline. Gains on sale of mortgage loans declined $454,000 or 45.74% when comparing the six months ended June 30,1998 to the six months ended June 30,1999. Mortgage servicing income increased $38,000 during this same time period. As mortgage refinancing has declined, the banks have not had to accelerate the recognition of servicing assets. Trust fees increased $36,000 or 24.65% during the first six months of 1999 when compared to the same period in 1998. This increase was the result of an increase in trust fees to market rates and an expanded offering of employee benefit record keeping services. Other income increased 15.78% to $1,155,000 at June 30, 1999 when compared to the June 30, 1998 results of $997,000. Over three quarters of this growth is from the recognition of an increase in market value, capital gains and dividends with respect to assets designated to satisfy deferred compensation obligations. A corresponding entry in other expense offsets this item so that there is no effect on net income.

Noninterest expense increased 3.26% or $308,000 when comparing the six month periods ended June 30, 1998 and 1999. The increase in salaries and employee benefits reflects annual salary adjustments and additional staff. Occupancy expenses rose 12.08% or $164,000 during the first half of 1999 when compared to the same period in 1998. Since June 30, 1998, the Corporation has added a new communications system, updated its mainframe computer and added a new operations center. Depreciation of these additions will continue to cause the comparison of 1999 cost to increase in relation to the costs in 1998.


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

The Corporation developed a plan to prepare for the year 2000 in 1997. This plan began with the performance of an inventory of software applications, communicating with third party vendors and suppliers, and obtaining certification of compliance with third party providers. The Corporation has a comprehensive, written plan, which is regularly updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Corporation. As of June 30, 1999, it is estimated that the requirements of this plan are approximately 95% accomplished. The Corporation's subsidiaries have also initiated a program of informing relevant customers of the Year 2000 issue and encouraging them to address it in their own businesses.

The Corporation will continue to assess the impact of the Year 2000 issue on the remainder of its computer based systems and applications. The Corporation's systems and applications are compliant with the century change, allowing the rest of 1999 to be used for full validation and testing.

The Corporation estimates it will spend approximately $330,000 during 1998 and 1999 to remediate its Year 2000 issues. These costs will primarily consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. Costs to date associated with Year 2000 issues total $294,000 which include expenditures of $37,000 and estimated salary costs of $257,000. It is the Corporation's policy to expense such costs as incurred. The Corporation may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Corporation may capitalize and depreciate such an asset over its estimated useful life. In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Corporation. The Corporation has identified its critical systems that are dependent on outside providers. For each critical system, extensive testing has either been scheduled or has been completed. To date, all tested systems have been able to accommodate dates subsequent to January 1, 2000. The Corporation has contracted with an offsite location to provide a backup site for its core application processing in the event the Corporation's hardware of software should not function. Based on testing of the Corporation's core processing hardware and software, management believes that both are Year 2000 compliant.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have a materially adverse impact on the Corporation's financial condition, results of operations, or liquidity. Nevertheless, the inability of the Corporation to successfully address Year 2000 issues could result in interruptions of the Corporation's business and could have a materially adverse effect on the Corporation's results of operations.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The Year 2000 Readiness Disclosure, the presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of other companies on which the Corporation relies to be Year 2000 compliant; the ability of the Corporation to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------

Information under the headings, "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 11 in the Corporation's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference. Firstbank's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 1998.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the second quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" on page 15 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.
-------

At various times in the second quarter of 1999, the Corporation issued unregistered shares of its common stock totaling 4,661 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------

The annual meeting of shareholders of Firstbank Corporation was held on April 26, 1999. The purpose of the meeting was to elect directors. The name of each director elected (along with the number of votes cast for or authority withheld) at the meeting follows:

                                                                          Votes Cast
                                                                                        Authority
                                                                       For               Withheld
                           Elected Directors
                           Edward B Grant                     3,892,780.8564                500
                           Phillip G Peasley                  3,892,774.1319                500

Item 6.  Exhibits and Reports on Form 8-K
-------

          (a) Exhibits: The following documents are filed as exhibits to this report on Form 10-Q:

                     Exhibit 27 -- Financial Data Schedule

          (b) Reports on form 8-K:

              A form 8-K dated July 28, 1999, was filed during the quarter reporting the appointment of Thomas R. Sullivan as President-Elect of Firstbank Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRSTBANK CORPORATION
                                          ---------------------
                                          (Registrant)




Date:   August 13, 1999                   \s\ John  McCormack
        ---------------                       ---------------
                                          John McCormack
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date:   August 13, 1999                    \s\ Mary D. Deci
        ---------------                        ------------
                                           Mary D. Deci
                                           Vice President and Chief Financial
                                           Officer (Principal  Accounting
                                           Officer)