Form 10-Q
period 1999-09-30
FIRSTBANK CORP
filed 1999-11-12
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       or

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

     Common stock . . . 4,490,854 shares outstanding as of October 31, 1999.

                                      INDEX



PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements (UNAUDITED)                           page 3

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                   page 8

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

Item 6.       Exhibits and Reports on Form 8-K                           page 17



SIGNATURES                                                               page 18
----------



EXHIBITS
--------

Exhibit 27 -- Financial Data Schedule                                    page 19

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                  --------------    -------------
ASSETS
 Cash and due from banks                                                             $18,518,702       22,203,430
 Short term investments                                                                  612,373       13,288,206
                                                                                  --------------    -------------
                                               Total cash and cash equivalents        19,131,075       35,491,636
 Securities available for sale                                                        91,601,986      101,711,023
 Loans
  Loans held for sale                                                                    612,818        5,454,928
  Portfolio loans
    Commercial                                                                       211,094,846      192,212,168
    Real estate mortgage                                                             194,523,438      171,554,004
    Consumer                                                                          74,932,934       71,806,822
                                                                                  --------------    -------------
                                                                   Total loans       481,164,036      441,027,922
  Less allowance for loan losses                                                      (9,300,000)      (9,048,000)
                                                                                  --------------    -------------
                                                                     Net loans       471,864,036      431,979,922
 Premises and equipment, net                                                          14,601,156       14,057,619
 Acquisition intangibles                                                               9,009,179        9,534,210
 Accrued interest receivable                                                           3,672,352        3,463,572
 Other assets                                                                          8,509,322        6,775,852
                                                                                  --------------    -------------
                                                                  TOTAL ASSETS      $618,389,106     $603,013,834
                                                                                  ==============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                        74,189,913       68,887,968
  Interest bearing accounts:
    Demand                                                                           135,748,243      146,741,509
    Savings                                                                           73,613,322       69,514,970
    Time                                                                             205,925,161      208,908,518
                                                                                  --------------    -------------
                                                                Total deposits       489,476,639      494,052,965
 Securities sold under agreements to repurchase and overnight borrowings              43,654,283       26,577,527
 Notes payable                                                                        16,668,360       14,316,550
 Accrued interest and other liabilities                                                7,967,182        8,291,848
                                                                                  --------------    -------------
                                                            Total liabilities        557,766,464      543,238,890

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000
   shares authorized, none issued
 Common stock; 10,000,000 shares authorized,
   4,493,673 shares issued and outstanding
  (4,527,256 in December 1998)                                                        51,251,757       52,796,743
 Retained earnings                                                                     9,644,350        5,874,601
 Unrealized gain (loss) on available for sale securities                                (273,465)       1,103,600
                                                                                  --------------    -------------
                                                    Total shareholders' equity        60,622,642       59,774,944
                                                                                  --------------    -------------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $618,389,106     $603,013,834
                                                                                  ==============    =============

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)

                                                                                              Three months
                                                                                           ended September 30,
                                                                                         1999             1998
                                                                                      -------------   -------------
 Interest income:
  Interest and fees on loans                                                           $10,274,323        9,679,376
  Investment securities
    Taxable                                                                                917,831          850,663
    Exempt from Federal Income Tax                                                         414,314          445,508
  Short term investments                                                                    46,313          245,466
                                                                                     -------------    -------------
                                                            Total interest income       11,652,781       11,221,013
 Interest expense:
  Deposits                                                                               4,188,659        4,520,987
  Notes payable and other                                                                  605,991          341,967
                                                                                     -------------    -------------
                                                           Total interest expense        4,794,650        4,862,954
                                                                                     -------------    -------------
                                                              Net interest income        6,858,131        6,358,059
 Provision  for  loan  losses                                                              126,000          240,000
                                                                                     -------------    -------------
                            Net  interest  income after provision for loan losses        6,732,131        6,118,059
 Noninterest income:
  Gain  on  sale   of mortgage   loans                                                     229,294          368,119
  Service charges on deposit accounts                                                      405,758          370,990
  Trust fees                                                                                91,903          102,497
  Gain on sale of securities                                                                (5,871)           2,538
  Mortgage servicing                                                                        63,030           43,831
  Other                                                                                    435,876          479,134
                                                                                     -------------    -------------
                                                         Total noninterest income        1,219,990        1,367,109
 Noninterest expense:
  Salaries and employee benefits                                                         2,681,875        2,393,925
  Occupancy                                                                                755,762          867,612
  Amortization of Intangibles                                                              181,704          181,706
  FDIC Insurance premium                                                                    18,614           18,055
  Michigan Single Business Tax                                                             217,000          101,600
  Other                                                                                  1,203,409        1,277,441
                                                                                     -------------    -------------
                                                        Total noninterest expense        5,058,364        4,840,339
                                                                                     -------------    -------------
 Income before  federal income taxes                                                     2,893,757        2,644,829
 Federal   income    taxes                                                                 883,000          792,000
                                                                                     -------------    -------------
                                                                       NET INCOME       $2,010,757       $1,852,829
                                                                                     =============    =============
Other comprehensive income:
  Change in unrealized gain(loss) on securities,
     net of tax and reclassification effects                                              (99,055)          616,774
                                                                                     -------------    -------------
                                                         COMPREHENSIVE NET INCOME       $1,911,702       $2,469,603
                                                                                     =============    =============

                                                         Basic earnings per share            $0.45            $0.41
                                                                                     =============    =============

                                                       Diluted earnings per share            $0.44            $0.39
                                                                                     =============    =============

                                                              Dividends per share            $0.16            $0.15
                                                                                     =============    =============

                                     Page 4

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)

                                                                                            Nine months
                                                                                        ended September 30,
                                                                                      1999                1998
                                                                                -----------------    --------------
 Interest income:
  Interest and fees on loans                                                          $29,696,967       $28,674,877
  Investment securities
    Taxable                                                                             2,742,016         2,497,686
    Exempt from Federal Income Tax                                                      1,300,015         1,333,309
  Short term investments                                                                  235,882           475,466
                                                                                -----------------    --------------
                                                       Total interest income           33,974,880        32,981,338
 Interest expense:
  Deposits                                                                             12,727,407        13,349,761
  Notes payable and other                                                               1,508,444         1,065,524
                                                                                -----------------    --------------
                                                      Total interest expense           14,235,851        14,415,285
                                                                                -----------------    --------------
                                                         Net interest income           19,739,029        18,566,053
 Provision  for  loan  losses                                                             378,000           815,000
                                                                                -----------------    --------------
                       Net  interest  income after provision for loan losses           19,361,029        17,751,053
 Noninterest income:
  Gain  on  sale   of mortgage   loans                                                    767,775         1,360,545
  Service charges on deposit accounts                                                   1,168,125         1,112,788
  Trust fees                                                                              275,404           249,713
  Gain on sale of securities                                                               15,150             2,616
  Mortgage servicing                                                                      130,693            73,079
  Other                                                                                 1,590,570         1,476,482
                                                                                -----------------    --------------
                                                    Total noninterest income            3,947,717         4,275,223
 Noninterest expense:
  Salaries   and   employee   benefits                                                  7,775,313         7,238,232
  Occupancy                                                                             2,281,796         2,229,161
  Amortization of Intangibles                                                             524,532           545,118
  FDIC Insurance premium                                                                   57,168            54,343
  Michigan Single Business Tax                                                            428,400           297,800
  Other                                                                                 3,736,439         3,912,903
                                                                                -----------------    --------------
                                                   Total noninterest expense           14,803,648        14,277,557
                                                                                -----------------    --------------
 Income before  federal income taxes                                                    8,505,098         7,748,719
 Federal income taxes                                                                   2,578,000         2,318,000
                                                                                -----------------    --------------
                                                                 NET  INCOME           $5,927,098        $5,430,719
                                                                                =================    ==============
Other comprehensive income:
  Change in unrealized gain (loss) on securities, net of tax
     and reclassification effects                                                     (1,377,065)           552,516
                                                                                -----------------    --------------
                                                    COMPREHENSIVE NET INCOME           $4,550,033        $5,983,235
                                                                                =================    ==============

                                                    Basic earnings per share                $1.32             $1.20
                                                                                            =====             =====

                                                  Diluted earnings per share                $1.28             $1.15
                                                                                            =====             =====

                                                         Dividends per share                $0.48             $0.42
                                                                                            =====             =====

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Net unrealized
                                                                                                 appreciation
                                                                                                (depreciation)
            (in thousands)                                     Common            Retained       on available
                                                               Stock            Earnings       for securities         TOTAL
                                                           =============      ============     ==============        ========
BALANCES AT  DECEMBER 31, 1997                               $46,223,949        $7,420,886        $887,059        $54,531,894
  Cash dividends - $.55 per share                                               (2,494,909)                        (2,494,909)
  Issuance of 14,395 shares of common stock
     through exercise of stock options                           251,492                                              251,492
  Issuance of 21,997  shares of common stock
     through dividend reinvestment plan                          635,966                                              635,966
  Issuance of 16,747 shares of common stock through
     supplemental purchase under div. reinvestment plan          482,354                                              482,354
  5% stock dividend - 215,388 shares                           6,353,282        (6,353,946)                              (664)
  Net change in unrealized appreciation (depreciation)
    on available for sale securities                                                               216,541            216,541
  Purchase of 34,990 shares of stock                          (1,213,670)                                          (1,213,670)
  Issuance of 1,509 shares of stock                               63,370                                               63,370
  Net income for 1998                                                            7,302,570                          7,302,570
                                                          --------------     -------------     -----------        -----------
BALANCES AT  DECEMBER 31, 1998                               $52,796,743        $5,874,601      $1,103,600        $59,774,944
                                                          ==============     =============     ===========        ===========
  Cash dividends - $.48 per share                                               (2,157,349)                        (2,157,349)
  Issuance of 44,197 shares of common stock
     through exercise of stock options                           669,957                                              669,957
  Issuance of 31,352 shares of common stock
     through dividend reinvestment plan                          819,437                                              819,437
  Issuance of 14,492 shares of common stock through
     supplemental purchase under div. reinvestment plan          418,653                                              418,653
  Net change in unrealized appreciation (depreciation)
    on available for sale securities                                                            (1,377,065)        (1,377,065)
  Purchase of 130,819 shares of stock                         (3,700,830)                                          (3,700,830)
  Issuance of 6,745 shares of stock                              247,797                                              247,797
  Net income year to date                                                        5,927,098                          5,927,098
                                                          --------------      ------------      ----------        -----------
BALANCES AT  SEPTEMBER 30, 1999                              $51,251,757        $9,644,350       ($273,465)       $60,622,642
                                                          ==============      ============      ==========        ===========

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                            Nine months ending September 30,
                                                                                                1999                  1998
                                                                                           --------------       ---------------
 OPERATING ACTIVITIES
     Net income                                                                              $5,927,098            $5,430,719
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                               378,000               815,000
        Depreciation of premises and equipment                                                  990,575             1,152,180
        Net amortization of security premiums/discounts                                         246,739                67,046
        Loss (gain) on sale of securities                                                       (15,150)               (2,616)
        Amortization of goodwill and other intangibles                                          524,532               545,118
        Gain on sale of mortgage loans                                                         (767,775)           (1,360,545)
        Proceeds from sales of mortgage loans                                                47,802,640           102,234,854
        Loans originated for sale                                                           (42,192,755)         (102,355,400)
        Increase in accrued interest receivable and other assets                             (1,232,341)           (1,251,806)
        Increase (decrease) in accrued interest payable
           and other liabilities                                                               (324,666)            1,492,482
                                                                                           ------------        --------------
                                      NET CASH PROVIDED BY OPERATING  ACTIVITIES             11,336,897             6,767,032

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                      7,017,959               612,031
     Proceeds from maturities of securities available for sale                               24,213,666            22,281,621
     Purchases of securities available for sale                                             (23,440,652)          (28,561,097)
     Net increase in portfolio loans                                                        (45,104,224)          (14,559,827)
     Net purchases of premises and equipment                                                 (1,534,112)           (1,479,915)
                                                                                           ------------        --------------
                                           NET CASH USED IN INVESTING ACTIVITIES            (38,847,363)          (21,707,187)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                      (4,576,326)           48,431,669
    Increase (decrease) in securities sold under agreements
      to repurchase and other short term borrowings                                          17,076,756            (3,212,032)
    Increase in note payable                                                                  2,351,810             6,731,485
    Repurchase of common stock                                                               (3,700,830)           (1,170,423)
    Cash proceeds from issuance of common stock                                               2,155,844               702,817
    Cash dividends                                                                           (2,157,349)           (1,870,831)
                                                                                           ------------         -------------
                                      NET CASH PROVIDED BY FINANCING  ACTIVITIES             11,149,905            49,612,685

 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                          (16,360,561)           34,672,530
 Cash and cash equivalents at beginning of period                                            35,491,636            24,115,503
                                                                                           ------------         -------------
                                  CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD            $19,131,075           $58,788,033
                                                                                           ============         =============

 Supplemental Disclosure
     Interest Paid                                                                          $14,383,535           $14,265,962
     Income Taxes Paid                                                                       $2,900,000            $2,575,000

                                     Page 7

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $65,709,250 and $64,674,655 at September 30, 1999, and December 31, 1998, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:
                                                                    September 30   December 31,
              (Dollars in thousands)                                    1999          1998
         ---------------------------------------------              ------------  -------------
         Nonperforming loans:
                  Nonaccrual loans                                     $2,037          $  790
                  Loans 90 days or more past due                          729             621
                  Renegotiated loans                                       66              86
                                                                        -----           -----
                                    Total nonperforming loans          $2,832          $1,497
                                                                        =====           =====
         Property from defaulted loans                                 $  550          $  527
                                                                        =====           =====
         Nonperforming loans as a percent of:
                  Total loans                                             .59%            .34%
                                                                        =====           =====
                  Allowance for loan losses                             30.45%          16.55%
                                                                        =====           =====

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                 Nine               Twelve              Nine
                                                                months              months             months
                                                                 ended               ended              ended
                                                             September 30,       December 31,       September 30,
         (Dollars in thousands)                                  1999                 1998               1998
-----------------------------------------------------      ----------------     ---------------   -----------------
Balance at beginning of period                                $ 9,048              $ 8,114            $ 8,114

Charge-offs                                                      (588)                (712)              (522)
Recoveries                                                        462                  469                327
                                                                -----              -------              -----

         Net charge-offs                                         (126)                (243)              (195)
         Additions to allowance for
           loan losses                                            378                1,177                815
                                                                -----              -------              -----

         Balance at end of period                              $9,300              $ 9,048             $8,734
                                                                =====               ======              =====

Average loans outstanding
         during the period                                   $455,721             $414,322           $409,291
                                                              =======              =======            =======

Loans outstanding at end of period                           $481,164             $441,028           $420,654
                                                              =======              =======            =======

Allowance as a percent of:
         Total loans at end of period                            1.93%                2.05%              2.08%
                                                                 ====                 ====               ====

         Nonperforming loans at end of period                     328%                 604%               729%
                                                                  ===                  ===                ===

Net charge-offs as a percent of:
         Average loans outstanding                                .03%                 .06%               .05%
                                                                  ===                  ===                ===

         Average Allowance for loan losses                       1.37%                1.67%              2.31%
                                                                 ====                 ====               ====

NOTE E - RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Item 2.   Management's  Discussion  and  Analysis of  Financial  Condition  and
-------   Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview), (collectively the "Banks").

Financial Condition
-------------------
Total assets of the Corporation increased $15 million, or 2.55%, during the first nine months of 1999. Cash and cash equivalents decreased $16 million or 46.10% and securities available for sale declined $10 million, or 9.94%, both helping to fund loan growth of $40 million or 9.10% during the nine month period of December 31, 1998, to September 30, 1999.

Loans experienced growth of over $40 million during the first nine months of 1999. Loans held for sale have decreased as mortgage volumes have declined since the end of 1998. The allowance for loan losses grew 2.79%, or $252,000, from December 31, 1998, to September 30, 1999. At September 30, 1999, the allowance for loan losses as a percent of total loans was 1.93% compared to 2.05% at December 31, 1998. The allowance for loan losses as a percent of nonperforming loans was 328% at September 30, 1999, compared to 604% at the end of 1998. Most of this decline is due to one loan which was placed on nonaccrual status at the end of the third quarter of 1999. While resolution of this loan is not expected until 2000, management believes that no additional losses will be recognized on this credit. During the first nine months of 1999, the allowance for loan losses was reduced by net charge offs of $126,000 and increased by a provision of $378,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance for loan losses balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased slightly more than $4.5 million for a .93% reduction during the first nine months of 1999. Noninterest bearing deposits and savings accounts both increased during the first nine months of 1999 while interest bearing demand deposit accounts decreased $11 million, or 7.49%, and time deposits declined $3.0 million, or 1.43%, during the same time period.

Overnight borrowing increased $15 million from December 31, 1998, to September 30, 1999, while securities sold under agreements to repurchase increased $2 million and notes payable grew $2.3 million. These sources of funding have collectively been deployed to fund loan demand. Notes payable also increased an additional $6 million in October, replacing funding from overnight borrowing.

Total shareholders' equity increased $848,000, or 1.42%, during the first nine months of 1999. An increase from net income of $5,927,000 was offset by stock reduction of $1,545,000, dividends of $2,157,000, and net unrealized losses on securities available for sale of $1,377,000. In January 1999, the Board of Directors continued the Corporation's stock repurchase program by authorizing the repurchase of up to 200,000 shares of Firstbank Corporation stock. As of September 30, 1999, 130,141 shares had been acquired pursuant to the repurchase program.

The change in the unrealized gain or loss on securities available for sale is the result of changes in the bond market rates, and the maturities and sales of over $31 million of securities yielding above market rates being replaced with securities yielding current market rates. At September 30, 1999, the book value of the Corporation's common stock was $13.49 per share, compared to $13.20 per share at December 31, 1998.

During the third quarter of 1999, the Board of Directors announced their intention to open a new affiliate bank in St. Johns, Michigan. Management is currently in the process of filing applications to the FDIC and Financial Institutions Bureau of the State of Michigan. Pending approval, the new bank will open in the second quarter of 2000.

The following table discloses compliance with current regulatory requirements on a consolidated basis:

                                                                                 Tier 1     Risk-based
                  (Dollars in thousands)                           Leverage      Capital      Capital
              ------------------------------                       --------      -------    ----------
Capital balances at September 30, 1999                              $51,761      $51,761      $57,548
Required Regulatory Capital                                          24,339       18,373       36,746
                                                                    -------      -------      -------
Capital in excess of regulatory minimums                            $27,422      $33,388      $20,802

Capital ratios at September 30, 1999                                   8.51%       11.27%       12.53%
Regulatory capital ratios -- "well capitalized"
         definition                                                    5.00%        6.00%       10.00%
Regulatory capital ratios -- minimum requirement                       4.00%        4.00%        8.00%

Results of Operations
---------------------

Net income was $2,011,000 for the third quarter and $5,927,000 for the first nine months of 1999 compared to $1,853,000 and $5,431,000 for the corresponding periods of 1998. Basic earnings per share were $0.45 and $0.41 for the three months and $1.32 and $1.20 for the nine months of 1999 and 1998 respectively.

Average earning assets increased $11 million from September 30, 1998, to September 30, 1999. During this twelve month period, yield on earning assets decreased 61 basis points from 8.62% at September 30, 1998, to 8.01% at September 30, 1999, while costs on interest related liabilities showed only a 36 basis point decline from 3.64% to 3.28%. Net interest margin for the nine months ended September 30, 1999, was 4.87%, a 25 basis point reduction from the September 30, 1998, results of 5.12%.

The provision for loan losses was $126,000 for the third quarter and $378,000 for the first three quarters of 1999 compared to $240,000 and $815,000 for the same periods in 1999. The allowance as a percent of nonperforming loans was 328% and 729% at September 30, 1999 and 1998.

Total noninterest income declined $328,000 in the nine months ending September 30, 1999, compared to the same period in 1998. All categories of noninterest income showed modest gains with the exception of the gain on sale of mortgage loans. The gain on sale of mortgage loans declined $593,000 or 43.57% for the nine month period ended September 30, 1999, compared to the corresponding period of 1998. Mortgage rates continue at or near their two year maximum while the banks' mortgage refinancing demand has all but ceased. All other categories of noninterest income showed modest increases.

Total noninterest expense increased $526,000, or 3.68%, when comparing the nine month results of September 30, 1999, to September 30, 1998. The increase in salaries and benefits reflects annual salary increments and modest additions to staff.


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

The Corporation developed a plan to prepare for the year 2000 in 1997. This plan began with the performance of an inventory of software applications, communicating with third party vendors and suppliers, and obtaining certification of compliance with third party providers. The Corporation has a comprehensive, written plan, which is regularly updated and monitored by technical personnel. Plan status is regularly reviewed by management of the Corporation. As of September 30, 1999, it is estimated that the requirements of this plan are approximately 99.9% accomplished. The Corporation's subsidiaries have also initiated a program of informing relevant customers of the Year 2000 issue and encouraging them to address it in their own businesses.

The Corporation will continue to assess the impact of the Year 2000 issue. The Corporation's systems and applications are believed to be compliant with the century change, allowing the rest of 1999 to be used for full validation and testing.

The Corporation estimates it will spend approximately $330,000 during 1998 and 1999 to remediate its Year 2000 issues. These costs will primarily consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. Costs to date associated with Year 2000 issues total $303,000 which include expenditures of $43,000 and estimated salary costs of $260,000. It is the Corporation's policy to expense such costs as incurred. The Corporation may also invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Corporation may capitalize and depreciate such an asset over its estimated useful life. In addition to reviewing its own computer operating systems and applications, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Corporation's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Corporation. The Corporation has identified its critical systems that are dependent on outside providers. For each critical system, extensive testing has been completed. All tested systems have been able to accommodate dates subsequent to January 1, 2000. The Corporation has contracted with an offsite location to provide a backup site for its core application processing in the event the Corporation's hardware of software should not function. Based on testing of the Corporation's core processing hardware and software, management believes that both are Year 2000 compliant.

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

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the third quarter of 1999, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  Changes in Securities and Use of Proceeds.
-------

At various times in the third quarter of 1999, the Corporation issued unregistered shares of its common stock totaling 450 shares to members of the board of directors of the Corporation and the Corporation's subsidiary banks. The shares were issued as retainers and/or director fees for the directors' services on the Boards. The Corporation claims an exemption from registration for the issuances under Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. The issuance did not involve any general solicitation.


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



                                                  FIRSTBANK CORPORATION
                                                  ---------------------
                                                  (Registrant)




Date:   November 11, 1999
        -----------------                         \s\ John  McCormack
                                                      ---------------
                                                  John McCormack
                                                  President, Chief Executive
                                                  Officer  and  Director
                                                  (Principal Executive Officer)


Date:   November 11, 1999                         \s\ Mary D. Deci
      -------------------                             ------------
                                                  Mary D. Deci
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Accounting Officer)