Form 10-K
period 1999-12-31
FIRSTBANK CORP
filed 2000-03-30
CIK 778972

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the transition period from_______________ to ______________

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

             Aggregate Market Value as of March 6, 2000: $94,717,613

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Common stock outstanding at March 6, 2000: 4,677,413 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1999, are incorporated by reference in Part II.

Portions  of  the  definitive  proxy  statement  for  the  registrant's   annual
shareholders' meeting to be held April 24, 2000, are incorporated by reference in Part III.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     This annual report on Form 10-K including, without limitation, management's discussion and analysis of financial conditions and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated by reference in this report contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate, " "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward looking statements. The Year 2000 Readiness Disclosure, the presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented or incorporated by reference in this report are inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure; errors or miscalculations; the ability of other companies on which the Corporation relies to be Year 2000 compliant; the ability of the Corporation to locate and correct all date sensitive computer codes; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1.   Business.

     Firstbank Corporation (the "Corporation") is a bank holding company. The Corporation owns all of the outstanding stock of Bank of Alma, Firstbank (Mount Pleasant), 1st Bank (West Branch), and Bank of Lakeview. The Corporation has applied to form a new community bank in St. Johns, Michigan, to be known as "Firstbank - St. Johns." The opening of the bank is subject to approval by the FDIC and the Michigan Financial Institutions Bureau. Assuming receipt of such approvals, it is expected that the bank will open in June or July of 2000.

     The Corporation's business is concentrated in a single industry segment -- commercial banking. Each subsidiary bank of the Corporation is a full-service, community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits, and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Bank of Alma also offers trust services.

     1st Bank owns 1st Armored, Incorporated, an armored car service provider and 1st Collections, Incorporated, a collection service. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

     The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 78 percent of total revenues in 1999, 76 percent of total revenues in 1998, and 80 percent in 1997. In addition, interest income from investment securities accounted for approximately 10 percent of total revenues on a consolidated basis in 1999, 12 percent of total revenues on a consolidated basis in 1998, and 11 percent of total revenues on a consolidated basis in 1997. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The
Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

     Bank of Alma is a Michigan state chartered bank. It and its predecessors have operated continuously in Alma, Michigan, since 1880. Its main office and one branch are located in Alma. Bank of Alma also has one full service branch located in each of the following communities near Alma: Ashley, Auburn, Ithaca, Merrill, Pine River Township, Riverdale, St. Charles, St. Louis, and Vestaburg.

     Firstbank is a Michigan state chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank also has two full service offices in Union Township and one full service branch located in each of the following communities near Mount Pleasant:
Clare, Shepherd and Winn.

     1st Bank is a Michigan state chartered bank which was incorporated in 1980. Its main office and one branch are located in West Branch, Michigan. 1st Bank also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township. 1st Bank also operates a loan production office in Roscommon, Michigan.

     Bank of Lakeview is a Michigan state chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, and it has branches in Howard City, Morley, Remus, and Canadian Lakes (Morton Township).

     The  following   table  shows   comparative   information   concerning  the
Corporation's subsidiary banks at December 31, 1999:

                                      Bank of Alma      Firstbank        1st Bank     Bank of Lakeview
                                                        (In thousands of Dollars)
              Assets                    $218,089        $132,687         $177,970         $114,508
              Deposits                   168,758         103,294          143,309           77,067
              Loans                      152,317         117,942          143,960           94,019

     As of December 31, 1999, the Corporation and its subsidiaries employed 300 persons on a full time equivalent basis.

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

     The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the "financial holding company," which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company, a bank holding company must file an election to become a financial holding company and each of its banks must be "well capitalized" and "well managed." In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Corporation and its subsidiary banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

     The Corporation believes that the GLB Act could significantly increase competition in its business and is evaluating the desirability of electing to become a financial holding company. The Corporation believes that it is qualified to elect financial holding company status but has not yet decided to do so.

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

     Federal law allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law and to establish interstate branch networks through acquisitions of other banks. Michigan and federal law permits both U.S. and non U.S. banks to establish branch offices in Michigan. The
Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner: (i) acquisition of Michigan banks by FDIC insured banks, savings banks, or savings and loan associations located in other states;
(ii) sale by a Michigan bank of branches to an FDIC insured bank, savings bank, or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity; (iii) consolidation of Michigan banks and FDIC insured banks, savings banks, or savings and loan associations located in other states having laws permitting such consolidation; (iv) establishment of branches in Michigan by FDIC insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction; and (v) establishment by foreign banks of branches located in Michigan.

     Risk based capital and leverage standards apply to all banks under federal regulations. The risk-based capital ratio standards establish a systematic analytical framework that is intended to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations, take off balance sheet liability exposures into explicit account in assessing capital adequacy, and minimize disincentives to hold liquid, low risk assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments into risk-weighting categories. Higher levels of capital are required for categories perceived as representing greater risk.

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

     Each of the Corporation's subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 1999.

                                                   Tier 1         Tier 1          Total
                                                  Leverage        Capital      Risk-based
                                                    Ratio          Ratio         Capital
Minimum regulatory requirement                       4%             4%             8%
Well capitalized regulatory level                    5%             6%             10%

Firstbank Corporation-Consolidated                  8.49%         10.98%         12.24%
    Bank of Alma                                    8.72%         11.37%         12.63%
    Firstbank                                       7.96%          9.04%         10.29%
    1st Bank                                        7.47%          9.97%         11.23%
    Lakeview                                        9.98%         13.92%         15.17%

     The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                   Total
                                                                Tier 1           Tier 1          Risk-based
                                                               Leverage          Capital          Capital
Capital Balances  at December 31, 1999                          $52,735           $52,735          $58,780
Required regulatory  capital                                     24,844            19,213           38,427
                                                                 ------            ------           ------
Capital in excess of regulatory minimums                        $27,891           $33,522          $20,353
                                                                 ======            ======           ======

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

Distribution of Assets, Liabilities, and Shareholders' Equity

                                                 Year Ended                    Year Ended                      Year Ended
                                              December 31, 1999             December 31, 1998               December 31, 1997
                                              -----------------             -----------------               -----------------
                                        Average              Average    Average            Average    Average             Average
(Dollars in thousands)                  Balance    Interest    Rate     Balance  Interest   Rate      Balance  Interest    Rate
Average Assets
  Interest earning assets:
    Taxable securities                  $ 60,033   $  3,651   6.08%    $ 55,861  $  3,431   6.15%   $  40,255  $  2,546    5.90%
    Tax exempt securities (1)             33,307      2,572   7.72       33,455     2,589   7.74       29,123     2,352    8.07
                                         -------    -------             -------   -------            --------   -------
      Total securities                    93,340      6,223   6.67       89,316     6,020   6.74       69,378     4,898    7.05

    Loans (1) (2)                        462,516     40,467   8.75      412,884    38,768   9.39      352,539    33,412    9.46
    Federal funds sold                     4,190        208   4.96       13,446       728   5.41        5,414       289    5.37
    Interest bearing deposits                999         55   5.50          809        42   5.20          309        22    7.17
                                       ---------  ---------             -------   -------           --------- ---------
      Total earning assets               561,045     46,953   8.37      516,455    45,558   8.82      427,640    38,621    9.02

  Nonaccrual loans                         2,034                          1,432                           519
  Less allowance for loan loss            (9,213)                        (8,543)                       (7,142)
  Cash and due from banks                 18,877                         19,173                        16,413
  Other non earning assets                34,700                         32,421                        23,009
                                        --------                       --------                      --------
      Total average assets              $607,443                       $560,938                      $460,439
                                         =======                        =======                      ========

Average Liabilities
  Interest bearing liabilities:
    Demand                              $143,828    $ 4,662   3.24%    $126,030    $4,440   3.52%    $ 95,572   $  3,393    3.55%
    Savings                               72,412      1,776   2.45       67,085     1,734   2.58       61,286      1,664    2.71
    Time                                 204,417     10,485   5.13      211,243    11,718   5.55      188,378     10,571    5.61
    Federal funds purchased and
      repurchase agreements               29,343      1,385   4.72       17,601       757   4.30       13,468        624    4.62
    Notes payable                         17,777        975   5.49       11,464       704   6.14        4,480        278    6.08
                                        --------   --------            --------   -------           ---------    -------
      Total interest bearing liabilities 467,777     19,283   4.12      433,423    19,353   4.47      363,184     16,530    4.49

  Demand deposits                         70,711                         63,257                        50,647
                                        --------                       --------                      --------
      Total funds                        538,488                        496,680                       413,831

  Other non interest bearing liabilities    8,203                         8,000                         5,368
                                        ---------                     ---------                      --------
      Total liabilities                  546,691                        504,680                       419,199

  Average shareholders' equity            60,752                         56,258                        41,240
                                        --------                       --------                      --------
       Total average liabilities
       and shareholders' equity          $607,443                      $560,938                      $460,439
                                          =======                       =======                       =======

  Net interest income (1)                           $27,670                       $26,205                       $22,091
                                                     ======                        ======                        ======

  Rate spread (1)                                             4.25%                         4.35%                           4.53%
                                                              ====                          ====                            ====

  Net interest margin (percent of
    average earning assets)  (1)                              4.92%                         5.06%                           5.16%
                                                              ====                          ====                            ====

(1) Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
(2) Interest income includes amortization of loan fees of $1,312,400, $1,726,000, and $1,387,300 respectively. Interest on nonaccrual loans is not included.

Volume/Rate Analysis(1)

                                                                 1999/1998                                1998/1997
                                                         Change in Interest Due to:                Change in Interest Due to:

                                                   Average        Average        Net          Average         Average       Net
                                                    Volume        Rate           Change        Volume         Rate          Change
                                                                                       (Dollars in thousands)
Interest Income:
Securities
     Taxable securities                           $   253      $     (33)     $    220       $    961         $  (76)     $    885
     Tax-exempt securities(2)                         (11)            (6)          (17)           338           (101)          237
                                                  -------      ---------      --------        -------           ----       -------
         Total securities                             242            (39)          203          1,299           (177)        1,122

Loans(2)                                            4,457         (2,758)        1,699          5,669           (313)        5,356
Federal funds Sold                                   (464)           (56)         (520)           435              4           439
Interest bearing deposits                              10              3            13             27             (7)           20
                                                  -------     ----------      --------       --------          -----      --------
     Total interest income on earning assets        4,245         (2,850)        1,395          7,430           (493)        6,937

Interest Expense:
Deposits
     Interest paying demand                           595           (373)          222          1,073            (26)        1,047
     Savings                                          133            (91)           42            152            (82)           70
     Time                                            (370)          (863)       (1,233)         1,270           (123)        1,147
                                                   ------        -------        ------         ------           ----        ------
         Total deposits                               358         (1,327)         (969)         2,495           (231)        2,264

Federal funds purchased and securities
     sold under agreements to repurchase              548             80           628            180            (47)          133
Notes payable                                         353            (82)          271            429             (3)          426
                                                   ------       --------       -------        -------          ------      -------

     Total interest expense on liabilities          1,259         (1,329)          (70)         3,104           (281)        2,823
                                                    -----         ------       -------         ------           ----        ------

Net Interest Income                                $2,986        $(1,521)      $ 1,465        $ 4,326          $(212)       $4,114
                                                    =====         ======        ======         ======           ====         =====

(1) Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
(2) Interest is presented on fully taxable equivalent basis using a federal income tax rate of 34%.

Investment Portfolio

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                                December 31,
                                              1999                 1998                 1997
                                              ----                 ----                 ----
                                                          (Dollars in thousands)
Taxable
US Treasury                               $   8,002           $    9,250              $11,083
US Government agencies                       24,787               22,932               15,388
States and political subdivisions             5,654                4,839                2,196
Mortgage Backed Securities                    2,175                3,614                4,550
Corporate and other                          19,004               24,819               16,237
                                             ------             --------               ------
     Total taxable                           59,622               65,454               49,454

Tax-exempt
States and political subdivisions            30,644               36,257               33,124
                                             ------             --------               ------
     Total                                  $90,266             $101,711              $82,578
                                             ======              =======               ======

Analysis of Investment Securities Portfolio

The following table shows, by class of maturities at December 31, 1999, the amounts and weighted average yields of such investment securities (1):

                                                                    Carrying              Average
                                                                      Value                Yield(2)
                                                                        (Dollars in thousands)
US Treasury:
    One year or less                                                $  3,502,343           6.0541%
    Over one through five years                                        4,499,688           6.2233
                                                                     -----------
          Total                                                     $  8,002,031           6.1493%

US Agencies:
    One year or less                                                $  4,292,611           8.4217%
    Over one through five years                                       12,726,033           5.0482
    Over five through ten years                                        5,217,873           6.2379
    Over ten years                                                     2,550,907           5.9809
                                                                     -----------
          Total                                                      $24,787,424           5.9788%

States & Political subdivisions:
    One year or less                                                $  5,315,940           8.9413%
    Over one through five years                                       12,503,552           8.9885
    Over five through ten years                                       15,317,824           8.3033
    Over ten years                                                     3,160,707           8.9515
                                                                     -----------
          Total                                                      $36,298,023           8.6892%

Corporate and Other:
    One year or less                                                $  8,943,842           6.1048%
    Over one through five years                                       10,060,009           6.0829
                                                                      ----------
          Total                                                      $19,003,851           6.0932%

Collateralized Mortgage Obligations
    Over five through ten years                                    $     935,238           5.7699%
    Over ten years                                                     1,239,650           6.3514
                                                                     -----------
          Total                                                     $  2,174,888           6.1013%

         TOTAL                                                       $90,266,217           7.1109%
                                                                      ==========           ======

(1) Calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security.

(2) Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented, assuming a 34% tax rate. The amount of the adjustment, due to the fully tax equivalent basis of presentation, is as follows:

                                                                                          Rate on
                                                                                          Taxable
                                             Tax-exempt                                  Equivalent
                                               Rate               Adjustment               Basis
One year or less                               5.87%                3.02%                  8.89%
Over 1 through 5 years                         5.74                 2.96                   8.70
Over 1 through 10 years                        5.30                 2.73                   8.04
Over 10 years                                  5.91                 3.04                   8.95

     Total                                     5.60%                2.88%                  8.48%

The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 1999.

Loan Portfolio

The following table presents the loans outstanding at December 31,

                                                        1999          1998            1997         1996           1995
                                                        ----          ----            ----         ----           ----
                                                                      (Dollars in thousands)
Loan categories:
     Commercial and agricultural                        $227,855      $192,212      $158,219     $122,934      $115,779
     Real estate mortgages                               205,179       177,009       171,848      122,605        90,753
     Consumer                                             75,204        71,807        74,741       69,081        58,315
                                                        --------      --------      --------     --------      --------

         Total                                          $508,238      $441,028      $404,808     $314,620      $264,847
                                                        ========      ========       =======     ========       =======

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 1999. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                   One year           One year to        After
                                                    or less            five years      five years        Total
                                                                          (Dollars in thousands)
Commercial and agricultural                        $  95,586           $110,661        $21,608         $227,855
Real Estate Construction                              17,966              2,180          1,745           21,891
                                                    --------           --------        -------         --------
         Total                                      $113,552           $112,841        $23,353         $249,746
                                                     =======            =======         ======         ========

Loans due after one year:
With pre-determined rate                                               $107,745        $28,117         $135,862
With adjustable rates                                                       332              0              332
                                                                       --------        -------         --------
         Total                                                         $108,077        $28,117         $136,194
                                                                       ========        =======         ========

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at December 31,

                                                        1999           1998           1997            1996           1995
                                                        ----           ----           ----            ----           ----
                                                                             (Dollars in thousands)
Nonperforming loans:
     Nonaccrual loans:
         Commercial and agricultural                   $   701      $   584          $   447        $   127         $   47
         Real estate mortgages                           1,454          186              800             79              0
         Consumer                                           10           20               27             12              0
                                                       -------      -------          -------        -------         ------
              Total                                      2,165          790            1,274            218             47

     Accruing Loans 90 days or more past due:
         Commercial and agricultural                       561          359              752            178              0
         Real estate mortgages                              74          241              426            475            319
         Consumer                                           28           21               37             36             67
                                                       -------      -------          -------        -------          -----
              Total                                        663          621            1,215            689            386

     Renegotiated loans:
         Commercial and agricultural                        55           86              121            150            182
         Real estate mortgages                               0            0                0              0              0
                                                      --------     --------         --------       --------         ------
              Total                                         55           86              121            150            182

Total nonperforming loans                                2,883        1,497            2,610          1,057            615

Property from defaulted loans                              511          527              663            130              0
                                                        ------       ------           ------         ------         ------
              Total nonperforming assets                $3,394       $2,024           $3,273         $1,187          $ 615

(1) Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 1999, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $134,545. The amount of interest income on those loans that was included in net income for the period was $247,948.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 1999, the Corporation had $15,847,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

As of December 31, 1999, there were no concentrations of loans exceeding 10 percent of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's Annual Report to shareholders for the year ended December 31, 1999.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31,

                                                        1999           1998           1997            1996           1995
                                                        ----           ----           ----            ----           ----
                                                                             (Dollars in thousands)
Balance at beginning of period                         $9,048        $8,114           $6,247         $4,876         $4,100
Charge-offs:
     Commercial and agricultural                          240            71              211            110            164
     Real estate mortgages                                 67            60               79             45             81
     Consumer                                             492           581              980            625            493
                                                       ------         -----            -----          -----          -----
         Total charge-offs                                799           712            1,270            780            738
Recoveries:
     Commercial and agricultural                          234            97               97             83             97
     Real estate mortgages                                 20            47                7             28             63
     Consumer                                             300           325              309            202            269
                                                       ------         -----            -----          -----          -----
         Total recoveries                                 554           469              413            313            429
Net charge-offs                                           245           243              857            467            309
                                                       ------         -----            -----         ------         ------
Additions to allowance for loan losses                    514         1,177            2,724 (1)      1,838          1,085
                                                       ------         -----            -----          -----          -----
Balance at end of period                               $9,317        $9,048           $8,114         $6,247         $4,876
                                                        =====         =====            =====          =====          =====

Net charge-offs as a percent of average loans            .05%          .06%             .24%           .16%           .13%

(1) Includes the allowance of Bank of Lakeview at date of acquisition of $1,326.

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.


Allocation of the Allowance for Loan Losses
     The allowance for loan losses was allocated to provide for possible losses within the following loan categories as of December 31,

                              1999                  1998                  1997                 1996                    1995
                            -------------------------------------------------------------------------------------------------------
                      Allowance     %of      Allowance    %of      Allowance     %of      Allowance    %of      Allowance     %of
                         for      loans to     for      loans to     for       loans to     for      loans to      for      loans to
                        loan       total       loan      total      loan        total      loan       total       loan       total
                       losses      loans      losses     loans     losses       loans     losses      loans      losses      loans
Commercial &
     agricultural      $5,344      45%        $4,758     44%       $3,806       39%       $2,763      39%        $2,232       44%
Real estate
     mortgages            539      40            476     40           516       42           364      39            880       34
Consumer                1,521      15          1,690     16         1,621       19         1,576      22          1,050       22
Unallocated             1,913                  2,124                2,171                  1,544                    714
                        -----     ---          -----    ---         -----     ----         -----     ---         ------      ---
         Total         $9,317     100%        $9,048    100%       $8,114     100%        $6,247     100%        $4,876      100%
                       ======     ===          =====    ===        ======     ===         ======     ===         ======      ===

Average Deposits

The daily average deposits and rates paid on such deposits for the years ending December 31,

                                                                1999                      1998                        1997
                                                                ----                      ----                        ----
                                                          Amount       Rate         Amount       Rate         Amount         Rate
                                                                                 (Dollars in thousands)
Average Balance:
     Noninterest-bearing demand deposits                $  70,711                  $  63,257                  $  50,647
     Interest-bearing demand deposits                     143,828       3.24%        126,030       3.52%         95,572      3.55%
     Other savings deposits                                72,412       2.45%         67,085       2.58%         61,286      2.71%
     Other time deposits                                  204,417       5.13%        211,243       5.55%        188,378      5.61%
                                                          -------       ----         -------       ----         -------      ----
         Total average deposits                          $491,368       3.44%       $467,615       3.83%       $395,883      3.95%
                                                          =======       ====         =======       ====         =======      ====

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1999, was as follows (Dollars in Thousands):

               Three months or less                                               $16,198
               Over three through six months                                        6,000
               Over six through twelve months                                      15,005
               Over twelve months                                                   4,793
                                                                                  -------
                        Total                                                     $41,996

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended:

                                                            1999              1998             1997
                                                            ----              ----             ----
Financial ratios:
     Return on average total assets                          1.31%            1.30%            1.21%
     Return on average equity                               13.37%           12.98%           13.48%
     Average equity to average total assets                  9.81%           10.03%            8.96%
     Dividend payout ratio                                  35.78%           34.16%           33.51%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note J to the consolidated financial statements in the Corporation's Annual Report to shareholders for the year ended December 31, 1999, which consist of the following:

                                                                                      1999                1998             1997
                                                                                      ----                ----             ----
         Amounts outstanding at the end of the year                                   $21,519             $18,678          $12,932

         Weighted average interest rate at the end of the year                          4.17%               3.88%            4.23%

         Longest maturity                                                             1-18-00             1-20-99          2-20-98

         Maximum amount outstanding at any month end during year                      $21,519             $18,678          $13,911

         Approximate average amounts outstanding during the year                      $19,495             $15,618          $10,894

         Approximate weighted average interest rate for the year                        4.05%               4.15%            4.36%

(1) The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2.   Properties.

     The offices of the Corporation and the main office of Bank of Alma are located at 311 Woodworth Avenue, Alma, Michigan. Bank of Alma occupies approximately 24,000 square feet of this building owned by Bank of Alma. The Corporation's Operations Center is housed in a 14,800 square foot building located in Alma and owned by Bank of Alma. The main office of Firstbank -- Mt. Pleasant is located at 102 South Main, Mount Pleasant, Michigan. The 5,600 square foot facility is leased. The lease will expire in 2001. Firstbank has an option to extend the term for an additional five years. The main office of 1st Bank is located at 502 West Houghton Avenue, West Branch, Michigan in an approximately 3,600 square foot building owned by the Bank. The executive offices of 1st Bank and a full service branch are located in a 10,000 square foot building owned by the Bank and located at 601 West Houghton Avenue, West Branch, Michigan. The main office of Bank of Lakeview, which is owned by the Bank, is located in a brick and block frame building of approximately 16,000 square feet at 506 South Lincoln Avenue, Lakeview, Michigan. The subsidiary banks operate a total of 29 branch facilities, all but two of which are owned and most of which are full service facilities and which range in size from 1,200 to 3,200 square feet used for banking purposes. In several instances, branch facilities contain more space than required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses.

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

     Mary D. Deci (age 53) has been Chief Financial Officer, Secretary, and Treasurer of the Corporation since 1994. Ms. Deci has been Executive Vice President of Bank of Alma since 1999, and Controller of Bank of Alma since 1988. She had been Senior Vice President of Bank of Alma from 1994 - 1999. Ms. Deci has been Vice President of the Corporation and of Bank of Alma since 1989 and has been an officer of Bank of Alma since 1988.

     Richard L. Jarvis (age 62) has been Executive Vice President of Firstbank since 1991 and has been Vice President of the Corporation and an officer of Firstbank since 1987. Mr. Jarvis served as a director of Firstbank from 1987 to 1991.

     Dale A. Peters (age 57) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of 1st Bank since 1987. He has been Chairman of the Board of 1st Bank since 1988.

     Richard J. Schurtz (age 63) has been Vice President of the Corporation since the acquisition of Bank of Lakeview in August of 1997. Mr. Schurtz has been President and Chief Executive Officer and a director of Bank of Lakeview since 1994. Mr. Schurtz retired on January 7, 2000.

     Thomas R. Sullivan (age 49) was named President Elect of the Corporation in June 1999, and became President on January 1, 2000. He has also served as President, Chief Executive Officer and a director of Firstbank, Mt. Pleasant, since 1991. Mr. Sullivan had been Executive Vice President of the Corporation since 1996 and served as Vice President of the Corporation from 1991 to 1996.

     James E. Wheeler, II (age 40), has been Vice President of the Corporation and Chief Loan Officer of Bank of Alma since 1989. Mr. Wheeler was named President and CEO elect of Bank of Alma in July 1999. Mr. Wheeler has been Executive Vice President of Bank of Alma since 1999. From 1994 to 1999, Mr. Wheeler served as Senior Vice President of Bank of Alma.

                                     PART II


ITEM  5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information under the caption "Common Stock Data" on page 13 in the registrant's annual report to shareholders for the year ended December 31, 1999, is here incorporated by reference.


ITEM  6.  Selected Financial Data.

     The information under the heading "Financial Highlights" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 1999, is here incorporated by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in the registrant's annual report to shareholders for the year ended December 31, 1999, is here incorporated by reference.


ITEM  7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information under the headings "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 11 in the registrant's annual report to shareholders for the year ended December 31, 1999, is here incorporated by reference.


ITEM  8.  Financial Statements and Supplementary Data.

     The report of independent auditors and the consolidated financial statements on pages 14 through 32 and the quarterly results of operations on page 13 in the registrant's annual report to shareholders for the year ended December 31, 1999, are here incorporated by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


ITEM  10. Directors and Executive Officers of the Registrant.

     The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 24, 2000, is here incorporated by reference.


ITEM  11. Executive Compensation.

     Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 24, 2000, is here incorporated by reference.


ITEM  12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 24, 2000, is here incorporated by reference.


ITEM  13. Certain Relationships and Related Transactions.

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 24, 2000, is here incorporated by reference.

                                     PART IV


ITEM  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(l)   Financial Statements.

     The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 1999, in Item 8: Page Number in Statement or Report Annual Report

    Report of Independent Auditors                                            14
    Consolidated Balance Sheets as of December 31, 1999
       and 1998                                                               15
    Consolidated Statements of Income and Comprehensive
       Income for the years ended December 31, 1999, 1998, and 1997           16
    Consolidated Statements of Changes in Shareholders' Equity for
       the years ended December 31, 1999, 1998, and 1997                      17
    Consolidated Statements of Cash Flows for the years
       ended December 31, 1999, 1998, and 1997                                18
    Notes to Consolidated Financial Statements                             19-32

     The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1999.

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

10(b)* Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

Number                           Exhibit


10(c)*        Trust under Deferred  Compensation  Plan.  Previously  filed as an
              exhibit  to  the  registrant's  Form  10-K  for  the  year   ended
              December 31, 1995. Here incorporated by reference.

10(d)* Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)* Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

10(f) Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant's Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

13 1999 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.) This report was delivered to the Registrant's shareholders as an appendix to the Registrant's proxy statement dated March 29, 2000, relating to the April 24, 2000, annual shareholders meeting, which was delivered to the Registrant's shareholders in compliance with Rule 14(a)-3 of the Securities Act of 1934, as amended.

21            Subsidiaries of Registrant.

23            Consent of Crowe, Chizek and Company LLP.

24 Powers of Attorney. Contained on the signature page of this report.

27            Financial Data Schedule for year ended December 31, 1999.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 28, 2000.

                                    FIRSTBANK CORPORATION


                                    /s/ Thomas R. Sullivan
                                    Thomas R. Sullivan
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Mary D. Deci
                                    Mary D. Deci
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below, hereby appoints Thomas R. Sullivan and Mary D. Deci, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

         Signature                                                     Date

/s/ Duane A. Carr                                              February 28, 2000
Duane A. Carr


/s/ William E. Goggin                                          February 28, 2000
William E. Goggin


/s/ Edward B. Grant                                            February 25, 2000
Edward B. Grant


/s/ Charles W. Jennings                                        February 29, 2000
Charles W. Jennings


/s/ Phillip G. Peasley                                         February 28, 2000
Phillip G. Peasley


/s/ David D. Roslund                                           February 28, 2000
David D. Roslund


/s/ Thomas R. Sullivan                                         February 28, 2000
Thomas R. Sullivan

                                                                      EXHIBIT 13

                              Firstbank Corporation



                                      1999
                                  Annual Report



This 1999 Annual Report contains audited financial statements and a detailed financial review. This is Firstbank Corporation's 1999 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the "SEC") except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 1999 Report to Shareholders accompanies this proxy statement. That report presents information concerning the business and financial results of Firstbank Corporation in a format and level of detail that we believe shareholders will find useful and informative. Shareholders who would like to receive even more detailed information than that contained in this 1999 Annual Report are invited to request our Annual Report on Form 10-K.

Firstbank Corporation's Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Mary Deci, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801-6029.

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             December 31
                                                                             -----------
                                                                   1999                      1998
                                                                   ----                      ----
ASSETS
Cash and due from banks                                          $  24,786,354            $  22,203,430
Short term investments                                                 410,519               13,288,206
                                                                 -------------             ------------
                    Total cash and cash equivalents                 25,196,873               35,491,636

 Securities available for sale                                      90,266,217              101,711,023
 Loans:
   Loans held for sale                                               1,117,160                5,454,928
   Portfolio loans
     Commercial                                                    227,854,617              192,212,168
     Real estate mortgage                                          204,062,307              171,554,004
     Consumer                                                       75,204,334               71,806,822
                                                                  ------------             ------------
                                        Total loans                508,238,418              441,027,922
   Less allowance for loan losses                                   (9,317,000)              (9,048,000)
                                                                 -------------            -------------
                                          Net loans                498,921,418              431,979,922

 Premises and equipment, net                                        14,928,427               14,057,619
 Intangibles                                                         8,916,984                9,534,210
 Accrued interest receivable                                         3,489,060                3,463,572
 Other assets                                                        8,833,070                6,775,852
                                                                 -------------            -------------
                                       TOTAL ASSETS               $650,552,049             $603,013,834
                                                                   ===========              ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
    Noninterest bearing demand accounts                          $  75,843,929            $  68,887,968
    Interest bearing accounts:
      Demand                                                       136,196,228              146,741,509
      Savings                                                       70,526,731               69,514,970
      Time                                                         208,836,832              208,908,518
                                                                   -----------              -----------
                                     Total deposits                491,403,720              494,052,965
 Securities sold under agreements to
    repurchase and overnight borrowings                             51,819,165               26,577,527
 Notes payable                                                      38,384,277               14,316,550
 Accrued interest payable                                            1,255,070                1,311,406
 Other liabilities                                                   6,657,767                6,980,442
                                                                 -------------            -------------
                                  Total liabilities                589,519,999              543,238,890
 SHAREHOLDERS' EQUITY
 Preferred stock; no par value,
    300,000 shares authorized, none issued
 Common stock; 10,000,000 shares authorized;
    4,693,765 and 4,527,256 shares issued and
    outstanding in 1999 and 1998 respectively                       55,262,941               52,796,743
 Retained earnings                                                   6,433,294                5,874,601
 Accumulated other comprehensive income                               (664,185)               1,103,600
                                                                 -------------            -------------
                         Total shareholders' equity                 61,032,050               59,774,944
                                                                  ------------             ------------

                              TOTAL LIABILITIES AND
                               SHAREHOLDERS' EQUITY               $650,552,049             $603,013,834
                                                                   ===========              ===========

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   Year Ended December 31
                                                                                   ----------------------
                                                                       1999                 1998                 1997
                                                                       ----                 ----                 ----
 Interest income:
   Loans, including fees                                                $40,450,730         $38,498,073          $33,385,960
   Securities:
     Taxable                                                              3,651,268           3,466,878            2,546,186
     Exempt from federal income tax                                       1,697,457           1,791,291            1,620,493
   Short term investments                                                   263,029             728,105              311,464
                                                                       ------------        ------------         ------------
                                         Total interest income           46,062,484          44,484,347           37,864,103
 Interest expense:
   Deposits                                                              16,923,239          17,891,968           15,628,237
   Notes payable and other                                                2,360,089           1,461,240              901,502
                                                                        -----------         -----------         ------------
                                        Total interest expense           19,283,328          19,353,208           16,529,739
                                                                         ----------          ----------           ----------
                                           Net interest income           26,779,156          25,131,139           21,334,364
 Provision for loan losses                                                  514,000           1,177,000            1,398,000
                                                                       ------------         -----------          -----------
                                     Net interest income after
                                     provision for loan losses           26,265,156          23,954,139           19,936,364
 Noninterest income:
   Service charges on deposit accounts                                    1,577,526           1,499,200            1,227,700
   Gain on sale of mortgage loans                                           882,704           2,099,619              759,378
   Mortgage servicing, net of amortization                                  201,804             (14,591)             247,529
   Trust fees                                                               381,511             327,464              273,222
   Gain (loss) on sale of securities                                         (1,385)              3,329              (29,732)
   Other                                                                  2,326,639           1,952,708            1,219,254
                                                                        -----------        ------------          -----------
                                      Total noninterest income            5,368,799           5,867,729            3,697,351
 Noninterest expense:
   Salaries and employee benefits                                        10,504,581           9,768,488            8,032,608
   Occupancy                                                              3,037,218           2,970,065            2,128,511
   Amortization of intangibles                                              617,226             756,430              826,924
   FDIC Insurance premium                                                    76,080              71,923               43,864
   Michigan Single Business tax                                             564,600             389,800              359,567
   Other                                                                  5,268,217           5,445,592            4,433,510
                                                                        -----------        ------------          -----------
                                     Total noninterest expense           20,067,922          19,402,298           15,824,984
                                                                         ----------         -----------           ----------
                            Income before federal income taxes           11,566,033          10,419,570            7,808,731
 Federal income taxes                                                     3,530,000           3,117,000            2,251,000
                                                                        -----------        ------------          -----------

                                                    NET INCOME         $  8,036,033       $   7,302,570         $  5,557,731
Other comprehensive income:
   Change in unrealized gain (loss) on
      securities, net of tax and reclassification effects                (1,767,785)            216,541              323,720
                                                                       ------------          ----------           ----------

                                          COMPREHENSIVE INCOME         $  6,268,248       $   7,519,111         $  5,881,451
                                                                          =========           =========            =========

   Basic earnings per share                                                   $1.70               $1.54                $1.34
                                                                               ====                ====                 ====

   Diluted earnings per share                                                 $1.66               $1.48                $1.30
                                                                               ====                ====                 ====

 See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                     Accumulated
                                                                                                        Other
                                                               Common           Retained           Comprehensive
                                                               Stock            Earnings               Income           Total
Balances at January 1, 1997                                  $24,228,132       $8,296,590          $   563,339      $  33,088,061
Net income for 1997                                                             5,557,731                               5,557,731
Cash dividends-$.43 per share                                                  (1,862,378)                             (1,862,378)
5% stock dividend-224,727 shares                               4,560,786       (4,571,057)                                (10,271)
Issuance of 12,847 shares of common
  stock through exercise of stock options                        163,566                                                  163,566
Issuance of 28,214 shares of common stock
  through the dividend reinvestment plan                         479,436                                                  479,436
Issuance of 22,860 shares of common stock from
  supplemental shareholder investments                           402,894                                                  402,894
Issuance of 898,830 shares of common
   stock pursuant to the acquisition                          16,389,135                                               16,389,135
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of $166,765                                                                     323,720            323,720
                                                              ----------        ---------              -------         ----------
                         BALANCES AT DECEMBER 31, 1997        46,223,949        7,420,886              887,059         54,531,894

Net income for 1998                                                             7,302,570                               7,302,570
Cash dividends-$.53 per share                                                  (2,494,909)                             (2,494,909)
5% stock dividend-226,157 shares                               6,353,282       (6,353,946)                                   (664)
Issuance of 15,115 shares of common
  stock through exercise of stock options                        251,492                                                  251,492
Issuance of 23,097 shares of common stock
  through the dividend reinvestment plan                         635,966                                                  635,966
Issuance of 17,584 shares of common stock from
  supplemental shareholder investments                           482,354                                                  482,354
Net change in unrealized appreciation (depreciation) on
  securities available for sale, net of tax of $111,551                                                216,541            216,541
Purchase of 36,740 shares of stock                            (1,213,670)                                              (1,213,670)
Issuance of 1,584 shares of common stock                          63,370                                                   63,370
                                                              ----------        ---------            ---------         ----------
                         BALANCES AT DECEMBER 31, 1998        52,796,743        5,874,601            1,103,600         59,774,944

Net income for 1999                                                             8,036,033                               8,036,033
Cash dividends-$.61 per share                                                  (2,874,108)                             (2,874,108)
5% stock dividend-224,526 shares                               4,602,334       (4,602,783)                                   (449)
Issuance of 50,310 shares of common
  stock through exercise of stock options                        816,769                                                  816,769
Issuance of 44,246 shares of common stock
  through the dividend reinvestment plan                       1,098,099                                                1,098,099
Issuance of 19,807 shares of common stock from
  supplemental shareholder investments                           527,549                                                  527,549
Purchase of 180,150 shares of stock                           (4,792,687)                                              (4,792,687)
Issuance of 7,770 shares of common stock                         213,685                                                  213,685
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of ($911,674)                                                                (1,767,785)        (1,767,785)
                                                             -----------       ----------          ------------       -----------
                         BALANCES AT DECEMBER 31, 1999       $55,262,492       $6,433,743          $  (664,185)       $61,032,050
                                                             ===========       ==========          ===========        ===========

 See notes to consolidated financial statements.

FIRSTBANK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31
                                                                                             ----------------------
                                                                                      1999             1998           1997
                                                                                      ----             ----           ----
OPERATING ACTIVITIES
     Net income                                                                      $  8,036,033 $    7,302,570   $  5,557,731
     Adjustments to reconcile net income to net cash from operating activities:
       Provision for loan losses                                                          514,000      1,177,000      1,398,000
       Depreciation of premises and equipment                                           1,342,052      1,480,897      1,033,620
       Net amortization of security premiums/discounts                                    303,260        122,223        131,273
       Loss (gain) on sale of securities                                                    1,385         (3,329)        29,732
       Amortization of intangibles                                                        617,226        756,430        826,924
       Gain on sale of mortgage loans                                                    (882,704)    (2,099,619)      (759,378)
       Proceeds from sales of mortgage loans                                           57,565,972    152,673,876     50,910,223
       Loans originated for sale                                                      (52,345,500)  (152,112,394)   (47,311,773)
       Deferred federal income tax benefit                                               (305,000)      (356,000)      (285,000)
       Increase in accrued interest receivable and other assets                          (866,031)      (693,761)    (4,049,673)
       Increase (decrease) in accrued interest payable and other liabilities             (379,011)       916,602      3,196,620
                                                                                     ------------ --------------    -----------
              NET CASH FROM OPERATING ACTIVITIES                                       13,601,682      9,164,495     10,678,299
INVESTING ACTIVITIES

     Cash acquired from Lakeview Financial Corporation                                                                1,724,418
     Proceeds from sale of securities available for sale                                7,017,959        609,415      1,560,907
     Proceeds from maturities of securities available for sale                         29,480,622     28,935,385     28,153,606
     Purchases of securities available for sale                                       (28,037,880)   (48,468,741)   (42,239,442)
     Net increase in portfolio loans                                                  (71,793,264)   (34,924,784)   (23,427,147)
                                                                                                                    ============
     Net purchases of premises and equipment                                           (2,212,860)    (2,121,451)    (2,074,625)
                                                                                      ------------ --------------   ------------

              NET CASH FROM INVESTING ACTIVITIES                                      (65,545,423)   (55,970,176)   (36,302,283)
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                               (2,649,245)    48,387,144     13,586,053
     Net increase in securities sold under
       agreements to repurchase and overnight borrowings                               25,241,638      5,344,646     12,400,289
     Retirement of notes payable                                                          (14,127)       (13,327)       (14,160)
     Proceeds from Federal Home Loan Bank borrowings                                   31,720,000     14,750,000      5,364,000
     Retirement of Federal Home Loan Bank borrowings                                   (7,638,146)    (8,010,588)    (1,998,414)
     Cash dividends and cash paid in lieu of fractional shares on stock dividend       (2,874,557)    (2,495,573)    (1,872,649)
     Purchase of common stock                                                          (4,792,687)    (1,213,670)
     Net proceeds from issuance of common stock                                         2,656,102      1,433,182      1,045,896
                                                                                      -----------  -------------    -----------
              NET CASH FROM FINANCING ACTIVITIES                                       41,648,978     58,181,814     28,511,015
                                                                                       ----------   ------------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 (10,294,763)    11,376,133      2,887,031
Cash and cash equivalents at beginning of year                                         35,491,636     24,115,503     21,228,472
                                                                                       ----------   ------------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $25,196,873  $  35,491,636    $24,115,503
                                                                                       ==========   ============     ==========
Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                      $19,339,664  $  19,349,433    $14,944,446
        Income taxes                                                                    4,000,000      3,150,000      2,135,000
   Non-cash investing and financing activities:
        Acquisition of Lakeview Financial Corporation
             Common stock issued                                                                                    $16,006,389
             Fair value of stock options                                                                                382,776
             Fair value of assets acquired                                                                           88,513,535
             Fair value of liabilities assumed                                                                       77,410,379

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the "Company") is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. Trust services are provided throughout the Company's service area by one of its subsidiary banks. The consolidated assets of the Company of $650 million as of December 31, 1999, primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $234 million and trust assets of $74 million as of December 31, 1999, are not included in the Company's consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bank of Alma,
Firstbank, 1st Bank, and Bank of Lakeview (the "Banks"), 1st Armored, Incorporated, and 1st Collections, Incorporated, after elimination of intercompany accounts and transactions.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain Significant Estimates: The primary estimates incorporated into the Company's financial statements which are susceptible to change in the near term include the allowance for loan losses and the determination and carrying value of certain financial instruments.

Current Vulnerability Due to Certain Concentrations: The Company's business is concentrated in the mid-central section of the lower peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economies. The Company's service area is primarily dependent on the manufacturing (automotive and other), agricultural and recreational industries. Most commercial and agricultural loans are secured by business assets, including commercial and agricultural real estate and federal farm agency guarantees. Generally, consumer loans are secured by various items of personal property and mortgage loans are secured by residential real estate. The Company's funding sources include time deposits and other deposit products which bear interest. Periods of rising interest rates result in an increase in the cost of funds to the Company.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, amounts due from banks, and short term investments which include interest bearing deposits with banks, federal funds sold, and overnight money market fund investments. Generally, federal funds and overnight money market funds are purchased for a one day period. The Company reports customer loan transactions, deposit transactions, and repurchase agreements and overnight borrowings on a net cash flow basis.

Securities: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported, net of related income tax effects, as a separate component of shareholders' equity until realized. Gains and losses on sales are determined using the specific identification method. Premium and discount amortization is recognized in interest income using the level yield method over the period to maturity.

Mortgage Banking Activities: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Loans: Loans receivable, for which management has the intent and ability to hold for the foreseeable future or payoff, are reported at their outstanding unpaid principal balances reduced by charge offs and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts. Loan origination fees and certain origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed by management to be adequate to absorb inherent losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged to expense and reduced by charge offs, net of recoveries.

The valuation of loans is reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses, such increase is reported as bad debt expense.

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction loans, automobile, home equity and second mortgage loans are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower's operating results and financial condition indicates the underlying ability of the borrower's business activity is not sufficient to generate adequate cash flow to service the business' cash needs, including the Company's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8, with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful and 8 loss. Loans graded 6, 7 and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment: Premises and equipment are stated on the basis of cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by accelerated methods for income tax purposes, and by the straight line method for financial reporting purposes.

Other Real Estate: Other real estate (included as a component of other assets) includes properties acquired through either a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and is initially recorded at lower of cost or fair value at the date of foreclosure, establishing a new cost basis. These properties are evaluated periodically and are carried at the lower of cost or estimated fair value less estimated costs to sell.

Acquisition Intangibles: The acquisition of purchased subsidiaries and branches has included amounts related to the value of customer deposit relationships ("core deposit intangibles") and excess of cost over estimated fair value of net assets acquired ("goodwill"). The core deposit intangibles are amortized over the expected life of the value of the acquired relationship. The goodwill is amortized using the straight line method for periods of not less than 15 years or more than 20 years.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes computed, based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. The Company and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share includes the dilutive effect of additional common shares issuable under stock options. All per share amounts are restated for stock dividends and stock splits through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains and losses on securities available for sale which is also recognized as a separate component of equity. Accumulated other comprehensive income consists of unrealized gains and losses on securities available for sale.

Supplemental Disclosure of Non-Cash Investing Activities: During 1997, the Company transferred $2,886,318 from loans held for sale to portfolio loans.

Reclassification: Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Future Accounting Changes: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect; however, the actual effect will depend upon derivative holdings when the standard becomes effective.

Segment Information: While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.


NOTE B-ACQUISITIONS/DIVESTURES

The Company did not consummate any acquisitions during 1999. On August 8, 1997, the Company completed its acquisition of Lakeview Financial Corporation. The purchase price of the transaction was $17 million based on the Company's trading prices for a 20 day period ending six days prior to the merger. Over 98% of the common stock shareholders of Lakeview Financial Corporation elected to receive the Company's stock, resulting in the issuance of 898,830 shares. Cash of $681,000 and options for 23,594 shares with exercise prices of $6.59 to $9.74 completed the merger.

The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of Lakeview Financial Corporation are included with those of the Company for periods subsequent to the date of merger. Bank of Lakeview continues to operate as a community bank in the five communities (six locations) of their offices.

On April 1, 1999, the Company's Bank of Alma subsidiary sold its insurance agency, Niles Agency, Incorporated, to an unrelated third party. Operating results of the Niles Agency are included in consolidated results until the date of sale. A gain of $59,000 was recognized on the sale of the agency, and is included in other income of the consolidated statements of income and comprehensive income. The effect of the operation and sale of the Niles Agency was not material to the consolidated financial statements of the Company.


NOTE C--RESTRICTIONS ON VAULT CASH AND DUE FROM BANK ACCOUNTS

The Company's subsidiary banks are required to maintain average reserve balances in the form of cash and noninterest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 1999 and 1998, were $2,765,000 and $2,759,000 respectively. These reserves do not earn interest.

NOTE D--SECURITIES

The carrying amounts of securities and their fair values were as follows:

                                                                           Gross             Gross
                                                   Amortized            Unrealized        Unrealized            Fair
                                                     Cost                  Gains            Losses              Value
                                                     ----                  -----            ------              -----
Securities available for sale:
 December 31, 1999:
   U.S. Treasury                                 $  8,027,823         $   13,050      $   (38,842)       $  8,002,031
   U.S. governmental agency                        25,385,598              8,434         (606,608)         24,787,424
   States and political subdivisions               36,537,652            247,607         (487,236)         36,298,023
   Collateralized mortgage obligations              2,186,369              1,619          (13,100)          2,174,888
   Corporate                                       16,827,876              1,512         (133,776)         16,695,612
   Equity                                           2,308,239                  0                0           2,308,239
                                                  -----------          ---------       ----------         -----------
                                                 $ 91,273,557         $  272,222      $(1,279,562)       $ 90,266,217
                                                   ==========          =========       ==========         ===========
 December 31, 1998:
   U.S. Treasury                                 $  9,028,443         $  221,401      $       (51)       $  9,249,793
   U.S. governmental agency                        22,770,082            222,608          (60,658)         22,932,032
   States and political subdivisions               40,016,678          1,214,073         (134,582)         41,096,169
   Collateralized mortgage obligations              3,583,726             30,603             (529)          3,613,800
   Corporate                                       22,824,634            226,073          (46,819)         23,003,888
   Equity                                           1,815,341                  0                0           1,815,341
                                                  -----------          ---------       ----------         -----------
                                                 $100,038,904         $1,914,758      $(  242,639)       $101,711,023
                                                  ===========          =========       ==========         ===========

Gross realized gains (losses) on sales and calls of securities were:

                                                    1999             1998              1997
                                                    ----             ----              ----
                 Gross realized gains             $ 38,373         $  4,858          $  1,050
                 Gross realized losses             (39,758)         ( 1,529)          (30,782)
                                                    ------           ------            ------
                 Net realized gains               $( 1,385)        $  3,329          $(29,732)
                                                    ======          =======            ======

The amortized cost and fair value of securities at December 31, 1999, by stated maturity are shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Securities Available for Sale
                                                             -----------------------------
                                                          Amortized                  Fair
                                                             Cost                    Value
                                                             ----                    -----
Due in one year or less                                   $19,535,614             $19,573,244
Due after one year through five years                      40,109,099              39,726,547
Due after five years through ten years                     21,108,184              20,544,434
Due after ten years                                         8,212,421               8,113,753
                                                          -----------             -----------
     Total                                                 88,965,318              87,957,978
Equity securities                                           2,308,239               2,308,239
                                                          -----------             -----------
     Total securities                                     $91,273,557             $90,266,217
                                                           ==========              ==========

At December 31, 1999, securities with a carrying value approximating $59,108,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

NOTE E--SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $233,660,000 and $215,308,000 at 1999 and 1998.

Activity for capitalized mortgage servicing rights was as follows:

                                                                         1999                      1998
                                                                         ----                      ----
Servicing rights:
     Beginning of year                                            $   997,226                 $ 503,370
     Additions                                                        598,983                   969,416
     Amortized to expense                                            (372,012)                 (475,560)
                                                                   ----------                  --------
     End of year                                                   $1,224,197                 $ 997,226
                                                                    =========                  ========

Management has determined that a valuation allowance is not necessary at December 31, 1999 or 1998.


NOTE F-LOANS

Loans at year-end were as follows:

                                                                        1999                      1998
                                                                        ----                      ----
     Commercial                                                     $132,640,574              $117,351,858
     Mortgage loans on real estate:
         Residential                                                 205,593,791               173,420,825
         Loans held for sale                                           1,117,160                 5,454,928
         Commercial                                                  131,323,729               109,412,665
         Construction                                                 25,918,504                23,415,773
     Consumer                                                         72,976,468                70,136,552
     Credit Card                                                       6,919,651                 6,519,740
                                                                    ------------             -------------
              Subtotal                                               576,489,877               505,712,341
     Less:
         Allowance for loan losses                                     9,317,000                 9,048,000
         Net deferred loan fees                                           52,276                     9,764
         Undisbursed loan funds                                       68,199,183                64,674,655
                                                                    ------------              ------------
     Loans, net                                                     $498,921,418              $431,979,922
                                                                     ===========               ===========

Activity in the allowance for loan losses for the year was as follows:

                                                                         1999                  1998                 1997
                                                                         ----                  ----                 ----
     Beginning balance                                                $9,048,000            $8,114,000           $6,247,000
     Lakeview allowance at acquisition                                                                            1,326,000
     Provision for loan losses                                           514,000             1,177,000            1,398,000
     Loans charged-off                                                  (799,000)             (712,000)          (1,270,000)
     Recoveries                                                          554,000               469,000              413,000
                                                                       ---------            ----------           ----------
     Ending balance                                                   $9,317,000            $9,048,000           $8,114,000
                                                                       =========             =========            =========

Impaired loans were as follows:

                                                                                   1999                      1998
                                                                                   ----                      ----
     Year-end loans with no allocated allowance for loan losses                 $   534,000              $   504,000
     Year-end loans with allocated allowance for loan losses                      4,139,000                1,102,000
                                                                                  ---------                ---------
     Total                                                                       $4,673,000               $1,606,000
                                                                                  =========                =========

                                                                              1999                  1998                  1997
                                                                              ----                  ----                  ----
     Amount of the allowance for loan losses allocated                    $   329,000          $   118,000         $    48,000

     Loans past due over 90 days still on accrual                         $   663,000          $   621,000         $ 1,215,158
     Average of impaired loans during the year                            $ 5,133,000          $ 1,879,000         $   972,000
     Interest income recognized during impairment                         $   284,000          $   128,000         $    87,000
     Cash-basis interest income recognized                                $   112,000          $    31,000         $         0

Approximately $57,300,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 1999, to secure overnight borrowings.

NOTE G--PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                                                  1999                    1998
                                                                  ----                    ----
     Land                                                    $  3,230,319            $  3,174,570
     Buildings                                                 12,306,250              11,594,443
     Furniture, fixtures and equipment                          9,194,568               8,206,337
                                                              -----------             -----------
                                                               24,731,137              22,975,350
     Less:  Accumulated depreciation                           (9,802,710)             (8,917,731)
                                                              -----------             -----------
                                                              $14,928,427             $14,057,619
                                                               ==========              ==========

Rent expense for 1999 was $105,620 and for 1998 was $115,801. Rent commitments under noncancellable operating leases were as follows, before considering renewal options that generally are present.

                          2000                          $104,306
                          2001                           102,365
                          2002                           105,706
                          2003                           107,234
                          2004                            96,064
                                                        --------
                                  Total                 $515,675
                                                        ========

NOTE H--FEDERAL INCOME TAXES

Federal income taxes consist of the following:

                                                            1999                    1998                    1997
                                                            ----                    ----                    ----
           Current expense                              $3,835,000             $3,473,000                $2,536,000
           Deferred benefit                               (305,000)              (356,000)                 (285,000)
                                                         ---------              ---------                 ---------
              Total                                     $3,530,000             $3,117,000                $2,251,000
                                                         =========              =========                 =========

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 34% is as follows:

                                                            1999                   1998                      1997
                                                            ----                   ----                      ----
           Tax at statutory rate                       $3,932,000             $ 3,543,000                 $2,655,000
           Effect of surtax exemption                      16,000                   4,000
           Effect of tax-exempt interest                 (544,000)               (550,000)                  (619,000)
           Other                                          126,000                 120,000                    215,000
                                                       ----------             -----------                  ---------
              Federal income taxes                     $3,530,000             $ 3,117,000                 $2,251,000
                                                        =========              ==========                  =========

              Effective tax rate                              31%                     30%                        29%

The components of deferred tax assets and liabilities consist of the following at December 31:

Deferred tax assets:                                                          1999                        1998
                                                                              ----                        ----
   Allowance for loan losses                                               $2,799,000                  $2,603,000
   Unrealized loss on securities available for sale                           342,000
   Deferred compensation                                                      951,000                     708,000
   Other                                                                      395,000                     588,000
                                                                           ----------                 -----------
      Total deferred tax assets                                             4,487,000                   3,899,000
                                                                            ---------                  ----------
Deferred tax liabilities:
   Fixed assets                                                            (1,417,000)                 (1,491,000)
   Unrealized gain on securities available for sale                                                      (569,000)
   Mortgage servicing rights                                                 (416,000)                   (380,000)
   Purchase accounting adjustment                                            (517,000)                   (559,000)
   Other                                                                      (94,000)                    (73,000)
                                                                           -----------                -----------
      Total deferred tax liabilities                                       (2,444,000)                 (3,072,000)
                                                                           ----------                  ----------
Net deferred tax asset                                                    $ 2,043,000                 $   827,000
                                                                           ==========                 ===========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 1999 or 1998.

Deferred tax assets at December 31, 1999 and 1998, are included in other assets in the accompanying consolidated balance sheets.

Federal income tax laws require recapture of the tax loan loss reserve when average assets of the group exceed $500 million. The recapture occurs over a four year period in amounts equal to 10%, 20%, 30% and 40% of the tax loan loss reserve. The total amount subject to recapture is $1,548,000 and will be recaptured as follows: $155,000 in 1998; $310,000 in 1999; $464,000 in 2000; and
$619,000 in 2001.


NOTE I--DEPOSITS

Time deposits of $100,000 or more were $41,996,000 and $39,798,000 at year-end 1999 and 1998.

Scheduled maturities of time deposits were as follows:

                Year                            Amount
                ----                            ------
                2000                            $160,324,534
                2001                              26,066,891
                2002                              11,274,229
                2003                               6,646,585
                2004                               4,496,756
                2005 and after                        27,837
                                                ------------
                Total                           $208,836,832

NOTE J--BORROWINGS

Information relating to securities sold under agreements to repurchase follows:

At December 31:                                            1999                   1998                    1997
                                                           ----                   ----                    ----
   Outstanding balance                                  $21,519,000            $18,678,000             $12,932,000
   Average interest rate                                   4.17%                  3.88%                   4.23%

Daily average for the year:
   Outstanding balance                                  $19,495,000            $15,618,000             $10,894,000
   Average interest rate                                   4.05%                  4.15%                   4.36%

Maximum outstanding at any month end                    $21,519,000            $18,678,000             $13,911,000

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of the Company and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.

At year-end, advances from the Federal Home Loan Bank were as follows:

                                                                                  1999                      1998
                                                                                  ----                      ----
     Maturities January 2000 through October 2017 primarily
          fixed rate at rates from 4.64% to 7.30% averaging 5.73%               $38,185,266              $14,103,412

Each Federal Home Loan Bank advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by at least $61,096,000 and $22,565,000 of first mortgage loans under a blanket lien arrangement at year-end 1999 and 1998.

Maturities over the next five years are:

                                  2000            $ 27,470,000
                                  2001                 250,000
                                  2002                       0
                                  2003               7,000,000
                                  2004                       0
                        2005 and after               3,465,266
                                                   -----------
                                                   $38,185,266
                                                   ===========

NOTE K--BENEFIT PLANS

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1988, covering substantially all employees. The ESOP is a qualified stock bonus plan, a qualified 401(k) salary deferral plan and a qualified employee stock ownership plan. Both employee and employer contributions may be made to the ESOP. The Company's 1999, 1998, and 1997 matching 401(k) contributions charged to expense were $275,796, $264,441, and $204,165 respectively. The percent of the Company's matching contributions to the 401(k) is determined annually by the Board of Directors.

The Board of Directors established the Firstbank Corporation Affiliated Deferred Compensation Plan (Plan). Directors of the holding company and each affiliate bank are eligible to participate in the Plan. In addition, key management of the holding company and affiliate banks as designated by the Board of Directors, are eligible to participate. The Plan is a nonqualified plan as defined by the Internal Revenue Code. As such, all contributions are invested at the direction of the participant and are assets of the Company. The Company recognizes a corresponding liability to each participant. The Plan allows Directors to defer their director fees and key management to defer a portion of their salaries into the Plan.


NOTE L--STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 ("Plans") provide for the grant of 281,420 and 231,525 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 will terminate April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans' termination dates.

Each option granted under the Plans may be exercised in whole or in part during such period as is specified in the option agreement governing that option. Options are issued with exercise prices equal to the stock's market value at date of issuance. A nonqualified stock option may not be exercised after fifteen years from the grant date. Incentive stock options may not be exercised after ten years from the grant date.

The following is a summary of option transactions which occurred during 1997, 1998 and 1999:

                                                                         Number                Weighted
                                                                       of Shares                Average
                                                                       ---------                -------
Outstanding  - December 31, 1996                                        219,904                $10.38
Granted                                                                  92,379                 19.76
Granted pursuant to acquisition                                          47,301                  9.71
Exercised                                                               (12,847)                 8.44
Canceled                                                                 (4,968)                12.70
                                                                       --------
Outstanding  - December 31, 1997                                        341,769                 12.92
Granted                                                                  94,099                 29.03
Exercised                                                               (15,115)                10.76
Canceled                                                                (10,945)                15.78
                                                                       --------
Outstanding - December 31, 1998                                         409,808                 16.58
Granted                                                                  43,365                 21.67
Exercised                                                               (52,750)                10.29
Canceled                                                                (12,303)                20.90
                                                                       --------
Outstanding - December 31, 1999                                         388,120                 17.86
Available for exercise -- December 31, 1999                             177,067                 14.92
Available for grant -- December 31, 1999                                 38,966

Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options. Accordingly, the following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted. No compensation cost was actually recognized for stock options in 1999, 1998, or 1997.

                                                              1999                 1998                1997
                                                              ----                 ----                ----
    Net income as reported                                 $8,036,033           $7,302,570          $5,557,731
       Pro forma net income                                $7,922,573           $7,222,719          $5,507,459

    Basic earnings per share as reported                      $1.70                $1.54               $1.34
       Pro forma basic earnings per share                     $1.68                $1.52               $1.32

    Diluted earnings per share as reported                    $1.66                $1.48               $1.30
       Pro forma diluted earnings per share                   $1.64                $1.47               $1.29

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The fair value of options granted during 1999, 1998, and 1997 is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 6.28%, 5.06% and 5.86%; expected life of 7 years; expected volatility of stock price of 36.2%, 33.9% and 27.4%; and expected dividends of 3% per year. The fair value of the options granted in 1999, 1998, and 1997, were $235,000, $207,000 and $227,000 respectively. For options outstanding at December 31, 1999, the range of exercise prices was $7.73 to $29.03, and the weighted average remaining contractual life was 12.4 years.


NOTE M--RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 1999 were as follows:

              Beginning balance                                              $ 14,833,310
              New loans                                                        26,286,835
              Effect of changes in related parties                               (314,356)
              Repayments                                                      (20,122,206)
                                                                               ----------
              Ending balance                                                 $ 20,683,583
                                                                              ===========

Deposits from principal officers, directors, and their affiliates at year end 1999 and 1998 were $8,217,000 and $7,772,000.

Directors have deferred some of their fees for future payment, including interest. Amounts deferred are expensed, and were $62,600 and $62,400 for 1999 and 1998.


NOTE N--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows at year end:

                                                      1999                               1998
                                                      ----                               ----
                                            Fixed Rate    Variable Rate        Fixed Rate     Variable Rate
    Commitments to make loans
       (at market rates)                    $5,410,972       $3,763,841        $6,970,298          $  0
    Unused lines of credit and
        letters of credit                   $9,026,298      $49,998,072        $4,534,424       $53,169,933

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.9% to 12.0% and maturities ranging from 15 years to 30 years.

NOTE O--CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 1999.


NOTE P--DIVIDEND LIMITATION OF SUBSIDIARIES

The subsidiary banks are restricted in their ability to pay dividends to the Company by regulatory requirements. For 2000, approximately $12,710,000 of the subsidiaries' retained earnings (in addition to their 2000 net income) is available for transfer in the form of dividends without prior regulatory approval.


NOTE Q--CAPITAL ADEQUACY

The Company and its subsidiary banks are subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. The regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The capital ratios of the Company and each of its affiliate banks exceed the requirements to be considered well capitalized. The minimum requirements are:

                                                 Capital to risk-weighted assets                  Tier 1 capital
                                                 Total                     Tier 1            to adjusted total assets
                                                 -----                     ------            ------------------------
           Well capitalized                       10%                       6%                       5%
           Adequately capitalized                 8%                        4%                       4%
           Undercapitalized                       6%                        3%                       3%

At December 31, 1999, actual capital levels were:

                                                Total                   Tier 1                  Tier 1
                                              Risk-Based               Risk-Based              Leverage
                                             Capital Ratio            Capital Ratio             Ratio
                                             -------------            -------------             -----
Firstbank Corporation -- Consolidated         12.24%                    10.98%                   8.49%
Bank of Alma                                  12.63%                    11.37%                   8.72%
Firstbank                                     10.29%                     9.04%                   7.96%
1st Bank                                      11.23%                     9.97%                   7.47%
Lakeview                                      15.17%                    13.92%                   9.98%

The following tables show the dollar amounts, in thousands, of the Company's capital and the amounts that exceed current regulatory requirements:

                                                    Total                Tier 1
                                                  Risk-Based           Risk-Based           Tier 1
                                                   Capital              Capital            Leverage
                                                  ----------           ----------         ---------
Actual Capital balances at December 31, 1999
Firstbank Corporation -- Consolidated             $58,780              $52,735            $52,735
     Bank of Alma                                  20,428               18,383             18,383
     Firstbank                                     11,431               10,042             10,042
     1st Bank                                      14,328               12,720             12,720
     Lakeview                                      12,031               11,037             11,037

                                              Total              Tier 1
                                            Risk-Based         Risk-Based          Tier 1
                                             Capital             Capital           Leverage
                                            ----------         ----------          --------
Adequate regulatory capital level
Firstbank Corporation -- Consolidated       $38,427            $19,213            $24,844
     Bank of Alma                            12,937              6,468              8,436
     Firstbank                                8,885              4,442              5,046
     1st Bank                                10,205              5,102              6,808
     Lakeview                                 6,344              3,172              4,421

Well capitalized regulatory capital level
Firstbank Corporation -- Consolidated       $48,034            $28,820            $31,056
     Bank of Alma                            16,171              9,703             10,545
     Firstbank                               11,106              6,664              6,307
     1st Bank                                12,756              7,653              8,510
     Lakeview                                 7,930              4,758              5,527

At December 31, 1998, actual capital levels were:

                                            Total               Tier 1              Tier 1
                                          Risk-Based          Risk-Based           Leverage
                                         Capital Ratio       Capital Ratio          Ratio
                                         -------------       -------------         --------
Firstbank Corporation -- Consolidated        12.47%              11.21%               8.33%
     Bank of Alma                            11.35%              10.09%               7.94%
     Firstbank                               11.91%              10.66%               8.75%
     1st Bank                                11.96%              10.69%               7.31%
     Lakeview                                15.09%              13.83%              10.01%

The following tables show the dollar amounts, in thousands, of the Company's capital and the amounts that exceed current regulatory requirements:

                                                          Total                      Tier 1
                                                        Risk-Based                 Risk-Based                  Tier 1
                                                          Capital                    Capital                  Leverage
Actual Capital balances at December 31, 1998
Firstbank Corporation -- Consolidated        $54,534              $49,025            $49,025
     Bank of Alma                             18,936               16,832             16,832
     Firstbank                                10,614                9,498              9,498
     1st Bank                                 12,875               11,512             11,512
     Lakeview                                 11,171               10,240             10,240

Adequate regulatory capital level
Firstbank Corporation -- Consolidated        $34,975              $17,487            $23,534
     Bank of Alma                             13,341                6,670              8,483
     Firstbank                                 7,128                3,564              4,342
     1st Bank                                  8,611                4,305              6,303
     Lakeview                                  5,922                2,961              4,091

Well capitalized regulatory capital level
Firstbank Corporation -- Consolidated        $43,719              $26,232             $29,418
     Bank of Alma                             16,677               10,006              10,604
     Firstbank                                 8,910                5,346               5,428
     1st Bank                                 10,764                6,459               7,879
     Lakeview                                  7,403                4,442               5,114

NOTE R--FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

                                                                        1999                                     1998
                                                                        ----                                     ----
                                                          Carrying                                Carrying
(Dollars in thousands)                                   or Notional          Fair               or Notional          Fair
                                                           Amount             Value                Amount             Value
                                                           ------             -----                ------             -----
Financial assets:
     Cash and cash equivalents                          $   25,197         $    25,197           $   35,492         $   35,492
     Securities available for sale                          90,266              90,266              101,711            101,711
     Loans, net                                            498,922             489,801              431,980            438,963
     Accrued interest receivable                             3,489               3,489                3,464              3,464
Financial liabilities:
     Deposits                                            $(491,404)          $(490,272)           $(494,053)         $(494,685)
     Securities sold under agreements to repurchase
        and overnight borrowings                           (51,819)            (51,560)             (26,578)           (26,996)
     Notes payable                                         (38,384)            (38,053)             (14,317)           (15,049)
     Accrued interest payable                               (1,225)             (1,225)              (1,311)            (1,311)
Off-balance sheet credit-related items:
     Loan commitments                                    $  68,199              ----             $   64,675             ----

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.


NOTE S-BASIC AND DILUTED EARNINGS PER SHARE

                                                                                      Year Ended December 31
                                                                        1999                  1998                  1997
                                                                        ----                  ----                  ----
Earnings per share
     Net income                                                       $8,036,033           $7,302,570            $5,557,731

     Weighted average common shares outstanding                        4,723,081            4,745,845             4,155,724
                                                                       =========            =========             =========

         Earnings per share                                                $1.70                $1.54                 $1.34
                                                                            ====                 ----                  ====
Earnings per share assuming dilution
     Net income                                                       $8,036,033           $7,302,570            $5,557,731
                                                                       =========            =========             =========

     Weighted average common shares outstanding                        4,723,081            4,745,845             4,155,724

     Add dilutive effects of assumed exercises of options                116,135              181,001               114,942
                                                                      ----------           ----------            ----------
     Weighted average common and dilutive potential
         common shares outstanding                                     4,839,216            4,926,846             4,270,666
                                                                       =========            =========             =========
Earnings per share
     Assuming dilution                                                     $1.66                $1.48                 $1.30
                                                                            ====                 ====                  ====

Stock options for 89,468 and 92,436 shares of common stock were not considered in computing diluted earnings per share for 1999 and 1997 because they were antidulitive.

NOTE T--FIRSTBANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

                                                                                                   December 31
                                                                                        1999                      1998
                                                                                        ----                      ----
     ASSETS
         Cash and cash equivalents                                                   $    364,520               $ 1,262,996
         Securities available for sale                                                     17,247                    15,349
         Investment in and advances to banking subsidiaries                            55,635,013                53,673,418
         Other assets                                                                   7,940,804                 7,433,588
                                                                                      -----------               -----------
         Total assets                                                                 $63,957,584               $62,385,351
                                                                                       ==========                ==========
     LIABILITIES AND EQUITY
         Accrued expenses and other liabilities                                      $  2,925,534               $ 2,610,407
         Shareholders' equity                                                          61,032,050                59,774,944
                                                                                       ----------                ----------
         Total liabilities and shareholders' equity                                   $63,957,584               $62,385,351
                                                                                       ==========                ==========

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31                                                       1999                  1998                 1997
                                                                              ----                  ----                 ----
     Dividends from banking subsidiaries                                   $4,890,000            $3,138,000          $1,638,000
     Other income                                                             330,264               191,428              67,223
     Other expense                                                         (1,052,615)             (862,439)           (497,248)
                                                                            ---------             ---------           ---------
     Income before income tax and  undistributed subsidiary income          4,167,649             2,466,989           1,207,975
     Income tax benefit                                                       139,000               121,000              83,612
     Equity in undistributed subsidiary income                              3,729,384             4,714,581           4,266,144
                                                                            ---------             ---------          ----------
     Net income                                                             8,036,033             7,302,570           5,557,731
     Change in unrealized gain(loss) on securities,
         net of tax and classification effects                             (1,767,785)              216,541             323,720
                                                                            ---------             ---------           ---------
     Comprehensive income                                                  $6,268,248            $7,519,111          $5,881,451
                                                                            ---------             =========           =========

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31                                                      1999                  1998                 1997
                                                                             ----                  ----                 ----
     Cash flows from operating activities
         Net income                                                        $8,036,033            $7,302,570          $5,557,731
         Adjustments:
              Equity in undistributed subsidiary income                    (3,729,384)           (4,714,581)         (4,266,144)
              Change in other assets                                         (507,216)             (509,086)           (675,823)
              Change in other liabilities                                     315,127               868,030           1,068,773
                                                                          -----------           -----------           ---------
                  Net cash from operating activities                        4,114,560             2,946,933           1,684,537
     Cash flows from investing activities
              Purchases of securities available for sale                       (1,898)               (7,101)
                                                                         ------------          ------------
              Net cash from investing activities                               (1,898)               (7,101)
     Cash flows from financing activities
         Cash used for acquisition                                                                                     (680,774)
         Proceeds from stock issuance                                       2,656,106             1,433,182           1,045,896
         Purchase of common stock                                          (4,792,687)           (1,213,670)
         Dividends paid and cash paid in lieu of
              fractional shares on stock dividend                          (2,874,557)           (2,495,573)         (1,872,649)
                                                                            ---------             ---------           ---------
              Net cash from financing activities                           (5,011,138)           (2,276,061)         (1,507,527)
                                                                            ---------             ---------           ---------
     Net change in cash and cash equivalents                                 (898,476)              663,771             177,010
     Beginning cash and cash equivalents                                    1,262,996               599,225             422,215
                                                                          -----------           -----------         -----------
     Ending cash and cash equivalents                                   $     364,520           $ 1,262,996        $    599,225
                                                                         ============            ==========         ===========

NOTE U--OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                                                        1999            1998            1997
                                                                                        ----            ----            ----
Unrealized holding gains and losses on available-for-sale securities                $(2,680,844)     $ 331,418        $460,754
Less reclassification adjustments for gains and losses later recognized in income        (1,385)         3,329         (29,732)
                                                                                    -----------      ---------        --------
Net unrealized gains and losses                                                      (2,679,459)       328,089         490,486
Tax effect                                                                              911,674       (111,548)       (166,766)
                                                                                    -----------       --------        --------

Other comprehensive income                                                          $(1,767,785)     $ 216,541        $323,720
                                                                                      =========       ========        ========

NOTE V - SUBSEQUENT EVENTS

The Board of Directors of the Company has approved the formation of a new bank subsidiary in St. Johns, Michigan. The bank will be known as Firstbank -- St. Johns, and is expected to open during the second quarter of 2000. Applications to regulatory agencies have been filed and a President and Chief Executive Officer has been named. Negotiations are nearing conclusion for the purchase of a facility to house the new bank.

On January 1, 2000, John McCormack retired as President and Chief Executive Officer and member of the Board of Directors of Firstbank Corporation. Thomas R. Sullivan has been appointed to fill these vacancies. Mr. Sullivan has been President, Chief Executive Officer, and a director of Firstbank, Mt. Pleasant, since 1991. He served as Vice President of the Corporation from 1991 to 1996, and as Executive Vice President of the Corporation since 1996.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS                        OFFICERS

William E. Goggin, Chairman               John McCormack 1
Chairman, Bank of Alma                    President and Chief Executive Officer
Attorney, Goggin & Baker
                                          Thomas R. Sullivan
Duane A. Carr                             Executive Vice President and President
Attorney, Carr & Mullendore, PC            Elect

Edward B. Grant                           Mary D. Deci
Chairman, Firstbank                       Vice President, Secretary, Treasurer
Director, Public Broadcasting,             and Chief Financial Officer
 Central Michigan University
                                          Richard L. Jarvis
Charles W. Jennings                       Vice President
Attorney, Jennings & Ellias, PC
                                          Dale  A. Peters
John McCormack 1                          Vice President
President and Chief Executive
 Officer, Firstbank Corporation           Richard J. Schurtz 2
President, Chief Executive Officer        Vice President
 and Trust Officer, Bank Of Alma
                                          James E. Wheeler, II
Phillip G. Peasley                        Vice President
Operations Manager, Peasley's
 Hardware & Carpeting Inc. (Retail)

David D. Roslund, CPA
Administrator, Wilcox Health Care
 Center (Long-Term Care Facility)
Small Business Investor and Manager



--------------------------------------------------------------------------------


FIRSTBANK CORPORATION
311 Woodworth Avenue                    Firstbank Corporation Operations Center
P. O. Box 1029                          308 Woodworth Avenue
Alma, Michigan  48801                   Alma, Michigan  48801

(517) 463-3131

                                                                1 Retired 1/1/00
                                                                2 Retired 1/7/00

BANK OF ALMA

BOARD OF DIRECTORS                           OFFICERS

William E. Goggin, Chairman                  John McCormack 1
Chairman, Firstbank Corporation              President, Chief Executive Officer
Attorney, Goggin & Baker                      and Trust Officer

Bob M. Baker                                 James E. Wheeler, II
President and CEO, Gratiot                   Executive Vice President,
 Community Hospital                           Loan Officer, and President Elect

Sally M. (Peggy) Bever 2                     Mary D. Deci
Business Manager                             Executive Vice President,
                                              Controller, Cashier and Chief
Sandra S. Brooks                              Financial Officer
Chief Operating Officer, Powell
 Fabrication & Manufacturing                 Timothy P. Clark
                                             Vice President and Senior Trust
Donald W. Crumbaugh                           Officer
Agriculture
                                             Steven E. Canole
Paul C. Lux                                  Vice President
Owner, Lux Funeral Homes, Inc.
                                             Gregory A. Daniels
John McCormack                               Vice President
Retired
Former President and Chief                   Marita A. Harkness
 Executive Officer, Firstbank                Vice President
 Corporation
Former President, Chief Executive            Gerald E. Kench
 Officer and Trust Officer, Bank             Vice President
 of Alma
                                             Timothy M. Lowe
Phillip G. Peasley                           Vice President
Operations Manager, Peasley's
 Hardware & Carpeting Inc.

David D. Roslund, CPA
Administrator, Wilcox Health Care
 Center
Small Business Investor and Manager

Victor V. Rozas, M.D.
Physician

Alan J. Stone
President, Alma College

---------------------------------------------------------------------------------------------------------
OFFICE LOCATIONS
Alma                    Ashley                     Merrill                      St. Louis
  7455 N. Alger Rd.       114 S. Sterling St.        125 W. Saginaw St.           135 W. Washington Ave.
  (517) 463-3134          (517) 847-2394             (517) 643-7253               (517) 681-5758

  230 Woodworth Ave.    Auburn                     Riverdale                    Vestaburg
  (517) 463-3131          4710 S. Garfield Rd.       6716 N. Lumberjack Rd.       8846 Third St.
                          (517) 662-4459             (517) 833-7331               (517) 268-5445
  311 Woodworth Ave.
  (517) 463-3131        Ithaca                     St. Charles
                          219 E. Center St.          102 Pine St.
                          (517) 875-4107             (517) 865-9918

                                                                1 Retired 1/1/00
                                                                2 Deceased

FIRSTBANK

BOARD OF DIRECTORS                         OFFICERS

Edward B. Grant, Chairman                  Thomas R. Sullivan
Director, Public Broadcasting,             President and Chief Executive Officer
 Central Michigan University
                                           Richard L. Jarvis
Ralph E. Baumgarth                         Executive Vice President
Dentist
                                           Mark B. Perry
Ralph M. Berry                             Senior Vice President
Owner, Berry Funeral Home
                                           James M. Taylor
Kenneth C. Bovee, CPM                      Senior Vice President
Partner, Keystone Property
 Management, Inc.                          Robert L. Wheeler
                                           Senior Vice President
Glen D. Blystone
Certified Public Accountant,               Daniel J. Timmins
Blystone & Bailey, CPAs, PC                Vice President

Sibyl M. Ellis
President, Someplace Special, Inc.

Keith A. Gaede
Pharmacist, Punches Pharmacy

Douglas N. LaBelle
Partner, LaBelle Management

William M. McClintic
Attorney, W.M. McClintic, P.C.

John McCormack 1
President & CEO, Firstbank Corporation
President & CEO, Bank of Alma

Phillip R. Seybert
President, P.S. Equities, Inc.

Thomas R. Sullivan
President and Chief Executive Officer,
 Firstbank
Executive Vice President and President
 Elect, Firstbank Corporation

Arlene A. Yost
Secretary and Treasurer, Jay's Sporting
 Goods, Inc.

--------------------------------------------------------------------------------
OFFICE LOCATIONS

Mt. Pleasant                  Mt. Pleasant              Mt. Pleasant              Mt. Pleasant
     102 S. Main St.            4699 E. Pickard St.       2013 S. Mission St.       1925 E. Remus Rd.
     (517) 773-2600             (517) 773-2335            (517) 773-3959            (517) 775-8528

Clare                         Shepherd                  Winn
      806 N. McEwan Ave.        258 W. Wright Ave.        2783 Blanchard Rd.
      (517) 386-7313            (517) 828-6625            (517) 866-2210

                                                                1 Retired 1/1/00

1st BANK

BOARD OF DIRECTORS                         OFFICERS

Dale A. Peters, Chairman                   Dale A. Peters
President and Chief Executive              President and Chief Executive Officer
 Officer, 1st Bank
Vice President, Firstbank Corporation      Daniel H. Grenier
                                           Senior Vice President
Bryon A. Bernard
CEO, Bernard Building Center               Michael F. Ehinger
                                           Vice President
Joseph M. Clark
Owner, Morse Clark Furniture               Danny J. Gallagher
                                           Vice President
Timothy H. Eyth
Owner, West Branch Veterinary Services     Rosalind A. Heideman
                                           Vice President
David W. Fultz
Owner, Fultz Insurance Agency              Eileen S. McGregor
                                           Vice President
Robert T. Griffin
Owner and President, Griffin Beverage      Richard L. Pfahl
 Company,                                  Vice President
Northern Beverage Co., and West Branch
 Tank & Trailer                            W. John Powell
                                           Vice President
Charles W. Jennings
Attorney, Jennings & Ellias, PC            Larry M. Schneider
                                           Vice President
John McCormack 1
President & CEO, Firstbank Corporation     Marie A. Wilkins
President & CEO, Bank of Alma              Vice President

Norman J. Miller
Owner, Miller Farms, and Miller Dairy
 Equipment and Feed

Jeffrey C. Schubert
Dentist

Robert R. Smith                            SUBSIDIARIES
Insurance Consultant                       1st Armored, Incorporated
                                           1st Collections, Incorporated
Camila J. Steckling
Weinlander, Fitzhugh
Certified Public Accountants &
 Consultants


--------------------------------------------------------------------------------
OFFICE LOCATIONS

West Branch           Fairview                   Hale                         St. Helen
  502 W. Houghton       1979 Miller                3281 M-65                    2040 N. St. Helen
  (517) 345-7900        (517) 848-2243             (517) 728-7566               (517) 389-1311

  601 W. Houghton     Roscommon                  Roscommon                    Rose City
  (517) 345-7900        Higgins Lake Branch        Loan Production Office       505 S. Bennett
                        4522 W. Higgins Lake       P.O. Box 401                 (517) 685-3909
  2087 S. M-76          Roscommon, MI              Roscommon, MI
  (517) 345-5050        (517) 821-9231             (517) 275-8970

                                                                1 Retired 1/1/00

BANK OF LAKEVIEW


BOARD OF DIRECTORS                           OFFICERS

V. Dean Floria, Chairman                  Richard J. Schurtz 2
Owner, Floria Parts Plus, Inc.            President and Chief Executive Officer

Duane A. Carr                             William L. Benear
Attorney, Carr & Mullendore               Executive Vice President and President
                                           Elect
John B. Crawford
Agriculture, Crawford Farms               David L. Miller
                                          Senior Vice President
Chalmer Gale Hixson
Owner, Country Corner Supermarket         Kim D. vonKronenberger
Owner, A Flair for Hair                   Vice President
Owner, Harry Chalmers, Inc.

John McCormack 1
President and Chief Executive Officer,
 Firstbank Corporation
President, Chief Executive Officer, &
 Trust Officer, Bank of Alma

Gerald L. Nielsen
Owner, Nielsen's TV & Appliances

Richard J. Schurtz 2
President and Chief Executive Officer,
 Bank of Lakeview
Vice President, Firstbank Corporation




--------------------------------------------------------------------------------
OFFICE LOCATIONS

Lakeview                     Canadian Lakes            Howard City                         Morley
  506 Lincoln Avenue           10049 Buchanan Road       20020 Howard City/Edmore Road       101 E 4th Street
  (517) 352-7271               Stanwood, MI              (231) 937-4383                      (231) 856-7652
                               (231) 972-4200
  9531 N Greenville Road                               Remus
  (517) 352-8180                                         201 W Wheatland Avenue
                                                         (517) 967-3602

                                                                1 Retired 1/1/00
                                                                2 Retired 1/7/00

BUSINESS OF THE COMPANY

Firstbank Corporation (the "Company") is a bank holding company. As of December 31, 1999, the Company's wholly owned subsidiaries are Bank of Alma, Firstbank, 1st Bank, Bank of Lakeview, 1st Armored, Incorporated, and 1st Collections Incorporated. As of December 31, 1999, the Company and its subsidiaries employed 300 people on a full-time equivalent basis.

The Company is in the business of banking. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. Bank of Alma also offers trust services. Deposits of each of the banks are insured by the Federal Deposit Insurance Corporation.

The banks obtain most of their deposits and loans from residents and businesses in Bay, Clare, Gratiot, Iosco, Isabella, Mecosta, Midland, Montcalm, Ogemaw, Oscoda, Roscommon, Saginaw and parts of Clinton County. Bank of Alma has its main office and one branch in Alma, Michigan, and one branch located in each of the following areas: Ashley, Auburn, Ithaca, Merrill, Pine River Township (near
Alma), Riverdale, St. Charles, St. Louis, and Vestaburg, Michigan. Firstbank has its main office in Mt. Pleasant, Michigan, two branches located in Union Township (near Mt. Pleasant), and one branch located in each of the following areas: Clare, Mt. Pleasant, Shepherd, and Winn, Michigan. 1st Bank has its main office in West Branch, Michigan, and one branch located in each of the following areas: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township (near West Branch), Michigan. Bank of Lakeview has its main office and one branch in Lakeview, Michigan, and one branch located in each of the following areas: Canadian Lakes, Howard City, Morley, and Remus. The banks have no material foreign assets or income.

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 78% of total revenues in 1999, 76% in 1998, and 80% in 1997. Interest on investment securities accounted for approximately 10% of total revenues in 1999, 12% in 1998, and 11% in 1997. No other single source of revenue accounted for 10% of the Company's total revenues in any of the last 3 years.

CORPORATE INFORMATION
Annual Meeting                                      Stock Information

The annual meeting of shareholders                  Firstbank Corporation shares
will be held on Monday, April 24, 2000,             are listed Over the Counter
5:00 p.m., at the Comfort Inn, Alma,                Bulleting Board under the
Michigan.                                           symbol FBMI.

                                                    First of Michigan
Independent Auditors                                Mike Young
Crowe Chizek and Company LLP                        1-800-521-1197
Grand Rapids, Michigan
                                                    McDonald Investments
General Counsel                                     Chris Turner
Varnum Riddering Schmidt & Howlett LLP              1-800-548-6011
Grand Rapids, Michigan
   - and -                                          Morgan Stanley Dean Witter
Warner Norcross & Judd LLP                          Ted Vogt
Grand Rapids, Michigan                              1-800-788-9640

Transfer Agent                                      Raymond James Financial
Bank of Alma Shareholder Services Department        Louis Parks
(517) 463-3131 extension 7336                       800-248-8863
Toll free shareholder hotline: (888) 637-0590
                                                    Robert W. Baird & Company
                                                    Bill L. Ockerlund
                                                    1-888-202-5048

                                                    Stifel, Nicolaus & Company,
                                                      Inc.
                                                    Pete VanDer Schaaf
                                                    1-800-676-0477

                                                    Tucker Anthony
                                                    Jack Korff
                                                    1-888-861-2200

                                   EXHIBIT 21


                       FIRSTBANK CORPORATION SUBSIDIARIES


       Name                       State of Incorporation            Ownership
       ----                       ----------------------            ---------
Bank of Alma                            Michigan                      100%

Firstbank                               Michigan                      100%

Bank of Lakeview                        Michigan                      100%

1st Bank                                Michigan                      100%

1st Armored Incorporated                Michigan                100% by 1st Bank

1st Collections Incorporated            Michigan                100% by 1st Bank

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-60190, 333-95427, 333-89771 and 333-53957) and Form S-3 (File No. 333-15131) of our report dated February 4, 2000 on the 1999 consolidated financial statements of Firstbank Corporation, which report is included in the 1999 Annual Report on Form 10-K of Firstbank Corporation.




                                          Crowe, Chizek and Company LLP

Grand Rapids, Michigan
March 27, 2000

                                   EXHIBIT 99
                        Firstbank Corporation 401(k) Plan
                                Performance Table

                                                                  INITIAL
                                                                 INVESTMENT        VALUE        VALUE           VALUE
                                                                     ON            AS OF         AS OF          AS OF
FUND                                                             12/31/1996     12/31/1997     12/31/1998     12/31/1999
Firstbank Corporation Common Stock                               $1,000.00      44.203%        26.495%        -31.288%
                                                                                $1,442.03      $1,824.10      $1,253.37

Federated Money Market for U.S. Treasury Obligations             $1,000.00      5.22%          5.11%          4.64%
                                                                                $1,052.20      $1,105.97      $1,157.28

Federated Capital Preservation Fund                              $1,000.00      5.86%          5.64%          5.57%
                                                                                $1,058.60      $1,118.31      $1,180.59

Vanguard Fixed Income Total Bond Fund                            $1,000.00      9.44%          8.60%          -.70%
                                                                                $1,094.40      $1,188.52      $1,180.20

Vanguard Fixed Income Long Term Corporate Bond Fund              $1,000.00      13.79%         9.20%          -6.23%
                                                                                $1,137.90      $1,242.59      $1,165.17

Federated Stock                                                  $1,000.00      34.42%         17.26%         6.08%
                                                                                $1,344.20      $1,576.21      $1,672.04

Vanguard Index 500 Fund                                          $1,000.00      33.21%         28.60%         21.07%
                                                                                $1,332.10      $1,713.08      $2,074.03

American Century 20th Century Ultra                              $1,000.00      23.13%         34.55%         41.46%
                                                                                1,231.30       $1,656.71      $2,343.59

Warburg Pincus
Emerging Growth Fund                                             $1,000.00      21.27%         5.82%          41.81%
                                                                                $1,212.70      $1,283.28      $1,819.82

T. Rowe Price International Stock Fund                           $1,000.00      2.70%          16.14%         34.60%
                                                                                $1,027.00      $1,192.76      $1,605.45

Vanguard International Growth Fund                               $1,000.00      4.12%          16.93%         26.30%
                                                                                $1,041.20      $1,217.48      $1,537.67

Fidelity Overseas Fund                                           $1,000.00      10.92%         12.84%         42.89%
                                                                                $1,109.20      $1,251.62      $1,788.44

American Century 20th Century Intl Discovery Fund                $1,000.00      17.48%         17.86%         88.54%
                                                                                $1,174.80      $1,384.62      $2,610.56