Form 10-K/A
period 1999-12-31
FIRSTBANK CORP
filed 2000-04-18
CIK 778972

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

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

--------------------------------------------------------------------------------

EXHIBIT 13       The following was inadvertently omitted from
                 Exhibit 13 to Form 10-K, filed on March 30, 2000.

REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan


We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                          /s/ Crowe, Chizek and Company LLP
                                          Crowe, Chizek and Company LLP

February 4, 2000
Grand Rapids, Michigan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 18, 2000.

                                    FIRSTBANK CORPORATION


                                    /s/ Thomas R. Sullivan
                                    Thomas R. Sullivan
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Mary D. Deci
                                    Mary D. Deci
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



         Signature                                                     Date

/s/ Duane A. Carr *                                               April 18, 2000
Duane A. Carr


/s/ William E. Goggin *                                           April 18, 2000
William E. Goggin


/s/ Edward B. Grant *                                             April 18, 2000
Edward B. Grant


/s/ Charles W. Jennings *                                         April 18, 2000
Charles W. Jennings


/s/ Phillip G. Peasley *                                          April 18, 2000
Phillip G. Peasley


/s/ David D. Roslund *                                            April 18, 2000
David D. Roslund


/s/ Thomas R. Sullivan *                                          April 18, 2000
Thomas R. Sullivan

* Executed by Mary D. Deci under Power of Attorney dated February 28, 2000, as filed with Form 10-K for the period ending December 31, 1999, which Form 10-K was filed on March 30, 2000.