Form 10-Q
period 2000-03-31
FIRSTBANK CORP
filed 2000-05-12
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common stock . . . 4,657,935 shares outstanding as of April 30, 2000.

                                      INDEX


PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (UNAUDITED)                                page 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                      page 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.     page 13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                page 14


SIGNATURES                                                               page 15


EXHIBITS

Exhibit 27 -- Financial Data Schedule                                    page 17

Exhibit 99 -- Report on Review by Independent Certified
              Public Accountants                                         page 16

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                          March 31,      December  31,
                                                                                            2000            1999
                                                                                            ----            ----
 ASSETS
 Cash and due from banks                                                                   $19,611           $24,786
 Short term investments                                                                        495               411
                                                                                       -----------      ------------
                                                  Total cash and cash equivalents           20,106            25,197

 Securities available for sale                                                              85,959            90,266
 Loans
  Loans held for sale                                                                          602             1,117
  Portfolio loans
    Commercial                                                                             243,660           227,855
    Real estate mortgage                                                                   207,978           204,062
    Consumer                                                                                77,321            75,204
                                                                                       -----------      ------------
                                                                      Total loans          529,561           508,238
  Less allowance for loan losses                                                            (9,560)           (9,317)
                                                                                       -----------      ------------
                                                                        Net loans          520,001           498,921
 Premises and equipment, net                                                                15,297            14,929
 Acquisition intangibles                                                                     8,667             8,838
 Accrued interest receivable                                                                 3,362             3,489
 Other assets                                                                                8,947             8,912
                                                                                       -----------      ------------
                                                                     TOTAL ASSETS         $662,339          $650,552
                                                                                       ===========      ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                              71,492            75,844
  Interest bearing accounts:
    Demand                                                                                 133,605           136,196
    Savings                                                                                 70,683            70,527
    Time                                                                                   216,352           208,837
                                                                                       -----------      ------------
                                                                   Total deposits          492,132           491,404
 Securities sold under agreements to
    repurchase and overnight borrowings                                                     43,310            51,819
 Notes payable                                                                              55,870            38,384
 Accrued interest and other liabilities                                                      9,261             7,913
                                                                                       -----------      ------------
                                                               Total liabilities           600,573           589,520

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value,  300,000 shares  authorized,  none issued Common stock; 10,000,000 shares authorized, 4,679,694 shares issued and
   outstanding as of March 31, 2000  (4,693,756 as of  December 31, 1999)                   54,915            55,263
 Retained earnings                                                                           7,748             6,433
 Accumulated other comprehensive loss                                                         (897)             (664)
                                                                                       -----------      ------------
                                                       Total shareholders' equity           61,766            61,032
                                                                                       -----------      ------------
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $662,339          $650,552
                                                                                       ===========      ============

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             MARCH 31, 2000 AND 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                       Three months ended March 31,
                                                                                          2000              1999
                                                                                          ----              ----
 Interest income:
  Interest and fees on loans                                                              $11,197            $9,537
  Investment securities
    Taxable                                                                                   914               898
    Exempt from Federal Income Tax                                                            394               453
  Short term investments                                                                       49               120
                                                                                       ----------        ----------
                                                         Total interest income             12,554            11,008
 Interest expense:
  Deposits                                                                                  4,325             4,306
  Notes payable and other                                                                   1,262               433
                                                                                       ----------       -----------
                                                        Total interest expense              5,587             4,739
                                                           Net interest income              6,967             6,269
 Provision for loan losses                                                                    175               126
                                                                                       ----------       -----------
                           Net interest income after provision for loan losses              6,792             6,143
 Noninterest income:
  Gain on sale of mortgage loans                                                               93               331
  Service charges on deposit accounts                                                         387               357
  Trust fees                                                                                   88                97
  Loss on sale of securities                                                                   (3)
  Mortgage servicing                                                                           79                20
  Other                                                                                       682               616
                                                                                       ----------       -----------
                                                      Total noninterest income              1,326             1,421
 Noninterest expense:
  Salaries and employee benefits                                                            2,735             2,528
  Occupancy                                                                                   775               765
  Amortization of intangibles                                                                 171               182
  FDIC Insurance premium                                                                       25                19
  Michigan Single Business Tax                                                                163               112
  Other                                                                                     1,227             1,189
                                                                                       ----------       -----------
                                                     Total noninterest expense              5,096             4,795
 Income before federal income taxes                                                         3,022             2,769
 Federal income taxes                                                                         912               833
                                                                                       ----------       -----------
                                                                    NET INCOME             $2,110            $1,936

                                                      Basic earnings per share              $0.45             $0.41
                                                                                       ==========       ===========

                                                    Diluted earnings per share              $0.44             $0.40
                                                                                       ==========       ===========

                                                           Dividends per share              $0.17             $0.15
                                                                                       ==========       ===========

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                                         Accumulated
                                                                                                            Other
                                                       Common         Retained        Comprehensive     Comprehensive
                                                       Stock          Earnings           Income         Income (Loss)       TOTAL
                                                    ------------    ------------     --------------     --------------   ----------
BALANCES AT  DECEMBER 31, 1998                           $52,796          $5,875                              $1,104        $59,775
  Other comprehensive income
    Net income for 1999                                                    8,036          $8,036                              8,036
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        (depreciation) on available for
        sale securities                                                                   (1,768)             (1,768)        (1,768)
         Comprehensive income                                                              6,268
                                                                                     ===========
  Cash dividends - $.61 per share                                         (2,874)                                            (2,874)
  Issuance of 50,310 shares of common stock
     through exercise of stock options                       817                                                                817
  Issuance of 44,246 shares of common stock
     through dividend reinvestment plan                    1,098                                                              1,098
  Issuance of 19,807 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                              528                                                                528
  5% stock dividend - 224,526 shares                       4,603          (4,604)                                                (1)
  Purchase of 180,150 shares of stock                     (4,793)                                                            (4,793)
  Issuance of 7,770 shares of stock                          214                                                                214
                                                    ------------     -----------     -----------        ------------     ----------
BALANCES AT  DECEMBER 31, 1999                           $55,263          $6,433                               $(664)       $61,032
                                                    ============     ===========     ===========        ============     ==========
  Other comprehensive income
    Net income for year to date                                            2,110          $2,110                              2,110
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        (depreciation) on available for
        sale securities                                                                     (233)               (233)          (233)
                                                                                     -----------
         Comprehensive income                                                             $1,877
                                                                                     ===========
  Cash dividends - $.17 per share                                           (795)                                              (795)
  Issuance of 6,741 shares of common stock
     through exercise of stock options                        91                                                                 91
  Issuance of 16,230 shares of common stock
     through dividend reinvestment plan                      305                                                                305
  Issuance of 5,663 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                              112                                                                112
  Purchase of 43,675 shares of stock                        (875)                                                              (875)
  Issuance of 970 shares of stock                             19                                                                 19
                                                    ------------     -----------     -----------        ------------     ----------
BALANCES AT  MARCH 31, 2000                              $54,915          $7,748                               $(897)       $61,766
                                                    ============     ===========     ===========        ============     ==========

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 and 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                              Three months ended March 31,
                                                                                                 2000              1999
                                                                                                 ----              ----
 OPERATING ACTIVITIES
     Net income                                                                                $2,110            $1,936
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                 175               126
        Depreciation of premises and equipment                                                    361               320
        Net amortization of security premiums/discounts                                            20                86
        Loss on sale of securities                                                                  3
        Amortization of goodwill and other intangibles                                            171               181
        Gain on sale of mortgage loans                                                            (93)             (331)
        Proceeds from sales of mortgage loans                                                  11,218            19,156
        Loans originated for sale                                                             (10,610)          (19,099)
        Increase (decrease) in accrued interest receivable and other assets                       213              (833)
        Increase in accrued interest payable and other liabilities                              1,348               820
                                                                                         ------------      ------------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES        4,916             2,362

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                          995               350
     Proceeds from maturities of securities available for sale                                 10,569             8,924
     Purchases of securities available for sale                                                (7,634)           (6,342)
     Net increase in portfolio loans                                                          (21,770)           (4,329)
     Net purchases of premises and equipment                                                     (729)             (450)
                                                                                         ------------      ------------
                                                    NET CASH USED IN INVESTING ACTIVITIES     (18,569)           (1,847)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                           728            (5,887)
    Decrease in securities sold under agreements
     to repurchase and other short term borrowings                                             (8,509)           (4,225)
    Increase (decrease) of note payable                                                        17,486               (14)
    Cash proceeds from issuance of common stock                                                   527               568
    Purchase of common stock                                                                     (875)           (1,062)
    Cash dividends                                                                               (795)             (720)
                                                                                         ------------      ------------
                                     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,562           (11,340)

                                                   DECREASE IN CASH AND CASH EQUIVALENTS       (5,091)          (10,825)
 Cash and cash equivalents at beginning of period                                              25,197            35,492
                                                                                         ------------      ------------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD      $20,106           $24,667
                                                                                         ============      ============

 Supplemental Disclosure
     Interest Paid                                                                             $5,609            $4,700
     Income Taxes Paid                                                                             $0                $0

See notes to consolidated financial statements.

                             FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet and statement of shareholders' equity at December 31, 1999, have been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $67,301,620 and $68,199,183 at March 31, 2000, and December 31, 1999, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                        March 31, December 31,
              (Dollars in thousands)                                      2000          1999
         --------------------------------------------------          ---------------------------
         Nonperforming loans:
                  Nonaccrual loans                                     $1,867             $2,165
                  Loans 90 days or more past due                          519                663
                  Renegotiated loans                                       53                 55
                                                                       ------             ------
                                    Total nonperforming loans          $2,439             $2,883
                                                                        =====              =====
         Property from defaulted loans                                 $  601            $   511
                                                                        =====             ======
         Nonperforming loans as a percent of:
                  Total loans                                            .46%               .57%
                                                                         ====               ====
                  Allowance for loan losses                            25.51%             30.94%
                                                                       ======             ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                         Three                   Twelve
                                                                        months                   months
                                                                         ended                   ended
                                                                       March 31,              December 31,
         (Dollars in thousands)                                          2000                     1999
-----------------------------------------------------               ---------------          -------------
Balance at beginning of period                                            $9,317                  $9,048

Charge-offs                                                                 (178)                   (799)
Recoveries                                                                   246                     554
                                                                           -----                  ------

         Net (charge-offs) recoveries                                         68                    (245)
         Additions to allowance for
           loan losses                                                       175                     514
                                                                           -----                   -----

         Balance at end of period                                         $9,560                  $9,317
                                                                           =====                   =====
Average loans outstanding
         during the period                                              $516,505                $464,581
                                                                         =======                 =======

Loans outstanding at end of period                                      $529,561                $508,238
                                                                         =======                 =======
Allowance as a percent of:
         Total loans at end of period                                       1.81%                   1.83%
                                                                            ====                    ====

         Nonperforming loans at end of period                                320%                    323%
                                                                             ===                     ===
Net charge-offs (recoveries) as a percent of:
         Average loans outstanding                                          (.01)%                   .05%
                                                                            ====                     ===

         Average Allowance for loan losses                                  (.72)%                  2.66%
                                                                            ====                    ====

NOTE E - RECLASSIFICATION

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma, Firstbank (Mt. Pleasant), 1st Bank (West Branch), and Bank of Lakeview (Lakeview) (collectively the "Banks").

Financial Condition

Total assets increased $12 million, or 1.81%, during the first three months of 2000. Cash and cash equivalents decreased by $5 million, or 20.20%, during the first quarter of 2000 as excess cash, which was on hand to satisfy Y2K needs, was reduced to levels needed for routine transactions.

Investment securities declined $4 million, or 4.77%, during the three months ending March 31, 2000. Nearly all of this decrease is due to a reduction in short term investments used to offset short term municipal deposits.

Total loans grew $21 million, or 4.2%, during the first quarter of 2000. All categories of loans experienced increases with the largest growth in the commercial portfolio which grew $16 million. The allowance for loan losses increased $243,000 during the first three months of 2000. At March 31, 2000, the allowance as a percent of outstanding loans was 1.81% compared to 1.83% at December 31, 1999. The allowance as a percent of nonperforming loans was 320% at the end of the first quarter of 2000 and 323% at year end 1999. During the first quarter of 2000, the allowance was increased by net recoveries of $68,000 and a provision of $175,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased a modest $728,000, or .15%, from December 31, 1999, to March 31, 2000. Reductions in noninterest bearing account balances of $4 million and demand deposit account balances of $3 million were offset by increases in time deposits of $8 million.

Securities sold under agreements to repurchase and overnight borrowings have decreased by $9 million, or 16.42%. For the three month period ending March 31, 2000, securities sold under agreements to repurchase experienced a $2 million increase. Overnight borrowings decreased $11 million during the same period. A portion of the overnight borrowings had been used to fund additional cash which was available in the event of unexpected Y2K cash needs. The remainder of the decrease is offset by an increase in notes payable. Notes payable have increased $17 million from the end of December, 1999, to the end of March, 2000. The 45.56% increase in notes payable has been used to fund loan demand.

Total shareholders' equity increased $700,000, or 1.20%, during the first quarter of 2000. Net income of $2,110,000 and stock issuances of $527,000 have increased shareholders' equity, while stock repurchases of $875,000, dividends of $795,000, and net unrealized depreciation on securities available for sale of $233,000 have decreased shareholders' equity. In January 2000, the Board of Directors authorized a stock repurchase plan to acquire up to 250,000 shares of Firstbank Corporation stock. As of March 31, 2000, the Corporation had acquired 43,675 shares as a result of this repurchase plan. Book value was $13.20 per share at March 31, 2000, and $13.00 at December 31, 1999.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                               Total
                                                                                 Tier 1     Risk-based
                  (Dollars in thousands)                           Leverage      Capital      Capital
                  ----------------------                           --------      -------      -------
Capital balances at March 31, 2000                                  $53,875      $53,875      $60,105
Required Regulatory Capital                                          25,858       19,802       39,604
                                                                     ------       ------       ------
Capital in excess of regulatory minimums                             28,017       34,073       20,501

Capital ratios at March 31, 2000                                      8.33%       10.88%       12.14%
Regulatory capital ratios -- "well capitalized"                       5.00%        6.00%       10.00%
         definition
Regulatory capital ratios -- minimum requirement                      4.00%        4.00%        8.00%

The Corporation has filed applications to charter a new bank in St. Johns, Michigan, to be known as Firstbank - St. Johns. Pending regulatory approval, the bank is expected to open in June 2000.

The Corporation has filed notice to acquire a real estate appraisal company to operate as a wholly owned subsidiary of Firstbank Corporation. The transaction is expected to be completed in May 2000.

Results of Operations

For the first quarter of 2000, net income was $2,110,000 basic earnings per share were $0.45 and diluted earnings per share were $0.44, compared to $1,936,000, $0.41 and $0.40 for the first quarter of 1999. Average earning assets increased $59 million, or 10.79%, for the first quarter of 2000 when compared to the first quarter of 1999. The yield on earning assets increased 16 basis points to 8.44% during the first three months of 2000 compared to 8.27% during the same period in 1999. The cost of funding rate related liabilities increased 21 basis points when comparing the quarter ends of March 2000 and March 1999, from 3.66% in 1999 to 3.87% in 2000. Net interest margin declined 2 basis points from 4.76% to 4.74% when comparing the quarters ending March 1999 and March 2000. Net interest income before provision increased $700,000, or 11.13%, when comparing the three months ending March 31, 2000, to the same period in 1999.

The provision for loan losses increased $49,000 to $175,000 for the first quarter of 2000 compared to the first quarter of 1999. This increase is not a response to deteriorating loan quality, but a provision in recognition of significant loan growth.

Total noninterest income decreased $95,000, or 6.69%, in the first quarter of 2000 when compared to the respective period in 1999. Gains on sale of mortgages declined $238,000, or 71.90%, for the same period. With the increase in interest rates, mortgage activity has experienced a substantial decrease.

Noninterest expense increased 6.28%, or $301,000, for the three months ending March 31, 2000, compared to the same period in 1999. The majority of this increase falls in the salary and benefit line item. Salaries and benefits increases reflect annual salary adjustments as well as the addition of staff to accommodate a branch that opened in the fall of 1999 and initial hiring for a new bank.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 11 in the registrant's annual report to shareholders for the year ended December 31, 1999, is here incorporated by reference. Firstbank's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 1999.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the first quarter of 2000, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 -- Financial Data Schedule

                  Exhibit 99 -- Report on Review by Independent Certified Public Accounts

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRSTBANK CORPORATION
                                  (Registrant)




Date:   May 10, 2000                  \s\ Thomas R. Sullivan
                                      Thomas R. Sullivan
                                      President, Chief Executive Officer
                                      (Principal Executive Officer)


Date:   May 10, 2000                  \s\ Mary D. Deci
                                      Mary D. Deci
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

                                   EXHIBIT 99


          Report on Review by Independent Certified Public Accountants



Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan


We have reviewed the accompanying condensed consolidated balance sheet of Firstbank Corporation as of March 31, 2000, and the related condensed consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of Firstbank Corporation's management. We did not make a similar review of the condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1999.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2000 condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Firstbank Corporation as of December 31, 1999, and the related statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and the related condensed consolidated statement of changes in shareholders' equity as of December 31, 1999, are fairly stated, in all material respects, in relation to the consolidated balance sheet and consolidated statement of changes in shareholders' equity from which it has been derived.

                                     /s/ Andrews, Hooper & Pavlik P.L.C.

Saginaw, Michigan
May 9, 2000
                                     Page 16