Form 10-Q
period 2000-06-30
FIRSTBANK CORP
filed 2000-08-11
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                       or

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

     Common stock . . . . 4,625,928 shares outstanding as of July 31, 2000.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)                               page 3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           page 11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.    page 14


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders            page 15

Item 6.   Exhibits and Reports on Form 8-K                               page 15


SIGNATURES                                                               page 16


EXHIBITS

Exhibit 27 -  Financial Data Schedule                                    page 17

Exhibit 99 - Report on Review by Independent Certified
             Public Accountant                                           page 18

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                        June 30,         December 31,
                                                                                          2000              1999
                                                                                          ----              ---
 ASSETS
 Cash and due from banks                                                                   $21,673           $24,786
 Short term investments                                                                      3,821               411
                                                                                       -----------       -----------
                                                  Total cash and cash equivalents           25,494            25,197

 Securities available for sale                                                              81,868            90,266
 Loans
  Loans held for sale                                                                          952             1,117
  Portfolio loans
    Commercial                                                                             255,093           227,855
    Real estate mortgage                                                                   220,220           204,062
    Consumer                                                                                81,153            75,204
                                                                                       -----------       -----------
                                                                      Total loans          557,418           508,238
  Less allowance for loan losses                                                            (9,764)           (9,317)
                                                                                       -----------       -----------
                                                                        Net loans          547,654           498,921
 Premises and equipment, net                                                                15,624            14,929
 Acquisition intangibles                                                                     8,495             8,838
 Accrued interest receivable                                                                 3,952             3,489
 Other assets                                                                                9,805             8,912
                                                                                       -----------       -----------
                                                                     TOTAL ASSETS         $692,892          $650,552
                                                                                       ===========       ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                              74,346            75,844
  Interest bearing accounts:
    Demand                                                                                 127,629           136,196
    Savings                                                                                 70,743            70,527
    Time                                                                                   229,235           208,837
                                                                                       -----------       -----------
                                                                   Total deposits          501,953           491,404
 Securities sold under agreements to
    repurchase and overnight borrowings                                                     49,798            51,819
 Notes payable                                                                              70,841            38,384
 Accrued interest and other liabilities                                                      7,983             7,913
                                                                                       -----------       -----------
                                                               Total liabilities           630,575           589,520

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value,  300,000 shares  authorized,  none issued Common stock; 10,000,000 shares authorized, 4,632,454 shares issued and
   outstanding (4,693,756 as of  December 31, 1999)                                         53,910            55,263
 Retained earnings                                                                           9,100             6,433
 Unrealized loss on available for sale securities                                             (693)             (664)
                                                                                       -----------       -----------
                                                       Total shareholders' equity           62,317            61,032
                                                                                       -----------       -----------
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $692,892          $650,552
                                                                                       ===========       ===========

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             JUNE 30, 2000 AND 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                       Three months ended June 30,
                                                                                         2000              1999
                                                                                         ----              ----
 Interest income:
  Interest and fees on loans                                                              $11,954            $9,886
  Investment securities
    Taxable                                                                                   849               926
    Exempt from Federal Income Tax                                                            378               433
  Short term investments                                                                       51                69
                                                                                      -----------       -----------
                                                         Total interest income             13,232            11,314

 Interest expense:
  Deposits                                                                                  4,544             4,233
  Notes payable and other                                                                   1,556               469
                                                                                      -----------       -----------
                                                        Total interest expense              6,100             4,702
                                                                                      -----------       -----------
                                                           Net interest income              7,132             6,612
 Provision  for  loan  losses                                                                 213               126
                                                                                      -----------       -----------
                           Net interest income after provision for loan losses              6,919             6,486
 Noninterest income:
  Gain on sale of mortgage loans                                                               78               207
  Service charges on deposit accounts                                                         443               405
  Trust fees                                                                                  107                87
  Gain on sale of securities                                                                    7                21
  Mortgage servicing                                                                           69                48
  Other                                                                                       628               539
                                                                                      -----------       -----------
                                                      Total noninterest income              1,332             1,307
 Noninterest expense:
  Salaries and employee benefits                                                            2,651             2,566
  Occupancy                                                                                   776               761
  Amortization of intangibles                                                                 172               160
  FDIC Insurance premium                                                                       25                20
  Michigan Single Business Tax                                                                152               100
  Other                                                                                     1,305             1,343
                                                                                      -----------       -----------
                                                     Total noninterest expense              5,081             4,950
                                                                                      -----------       -----------
 Income before  federal income taxes                                                        3,170             2,843
 Federal income taxes                                                                       1,030               862
                                                                                      -----------       -----------
                                                                  NET   INCOME             $2,140            $1,981
                                                                                      ===========       ===========

                                                      Basic earnings per share              $0.46             $0.42
                                                                                      ===========       ===========

                                                    Diluted earnings per share              $0.46             $0.40
                                                                                      ===========       ===========

                                                           Dividends per share              $0.17             $0.15
                                                                                      ===========       ===========

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             JUNE 30, 2000 AND 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                        Six months ended June 30,
                                                                                         2000              1999
                                                                                         ----              ----
 Interest income:
  Interest and fees on loans                                                              $23,151           $19,423
  Investment securities
    Taxable                                                                                 1,763             1,824
    Exempt from Federal Income Tax                                                            772               886
  Short term investments                                                                      100               189
                                                                                      -----------       -----------
                                                         Total interest income             25,786            22,322

 Interest expense:
  Deposits                                                                                  8,869             8,539
  Notes payable and other                                                                   2,818               902
                                                                                      -----------       -----------
                                                        Total interest expense             11,687             9,441
                                                                                      -----------       -----------
                                                           Net interest income             14,099            12,881
 Provision  for  loan  losses                                                                 388               252
                                                                                      -----------       -----------
                           Net interest income after provision for loan losses             13,711            12,629
 Noninterest income:
  Gain on sale of mortgage loans                                                              171               538
  Service charges on deposit accounts                                                         830               762
  Trust fees                                                                                  195               184
  Gain on sale of securities                                                                    4                21
  Mortgage servicing                                                                          148                68
  Other                                                                                     1,310             1,155
                                                                                      -----------       -----------
                                                      Total noninterest income              2,658             2,728
 Noninterest expense:
  Salaries and employee benefits                                                            5,386             5,094
  Occupancy                                                                                 1,551             1,526
  Amortization of intangibles                                                                 343               342
  FDIC Insurance premium                                                                       50                39
  Michigan Single Business Tax                                                                315               212
  Other                                                                                     2,532             2,533
                                                                                      -----------       -----------
                                                     Total noninterest expense             10,177             9,746
                                                                                      -----------       -----------
 Income before  federal income taxes                                                        6,192             5,611
 Federal income taxes                                                                       1,942             1,695
                                                                                      -----------       -----------
                                                                  NET   INCOME             $4,250            $3,916
                                                                                      ===========       ===========

                                                      Basic earnings per share              $0.91             $0.83
                                                                                      ===========       ===========

                                                    Diluted earnings per share              $0.90             $0.80
                                                                                      ===========       ===========

                                                           Dividends per share              $0.34             $0.30
                                                                                      ===========       ===========

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                                   Accumulated
                                                                                                      Other
                                                  Common           Retained     Comprehensive     Comprehensive
                                                   Stock           Earnings         Income        Income (Loss)         TOTAL
                                                 =========        ==========    ==============    ==============    ============
BALANCES AT  DECEMBER 31, 1998                     $52,796            $5,875                         $1,104             $59,775
  Other comprehensive income
    Net income for 1999                                                8,036         $8,036                               8,036
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        (depreciation) on available for
        sale securities                                                              (1,768)         (1,768)             (1,768)
                                                                                -----------
         Comprehensive income                                                         6,268
                                                                                ===========
  Cash dividends - $.61 per share                                     (2,874)                                            (2,874)
  Issuance of 50,310 shares of common stock
     through exercise of stock options                 817                                                                  817
  Issuance of 44,246 shares of common stock
     through dividend reinvestment plan              1,098                                                                1,098
  Issuance of 19,807 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                        528                                                                  528
  5% stock dividend - 224,526 shares                 4,603            (4,604)                                                (1)
  Purchase of 180,150 shares of stock               (4,793)                                                              (4,793)
  Issuance of 7,770 shares of stock                    214                                                                  214
                                                 ---------        ----------    -----------      ----------          ----------
BALANCES AT  DECEMBER 31, 1999                     $55,263            $6,433                          $(664)            $61,032
                                                 =========        ==========    ===========      ==========          ==========
  Other comprehensive income
    Net income for year to date                                        4,250          4,250                               4,250
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        (depreciation) on available for
        sale securities                                                                 (29)            (29)                (29)
                                                                                -----------
         Comprehensive income                                                        $4,221
                                                                                ===========
  Cash dividends - $.34 per share                                     (1,583)                                            (1,584)
  Issuance of 10,215 shares of common stock
     through exercise of stock options                 138                                                                  138
  Issuance of 32,520 shares of common stock
     through dividend reinvestment plan                612                                                                  612
  Issuance of 9,365 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                        186                                                                  186
  Purchase of 119,272 shares of stock               (2,405)                                                              (2,404)
  Issuance of 5,861 shares of stock                    116                                                                  116
                                                 ---------        ----------    -----------      ----------          ----------
BALANCES AT  JUNE 30, 2000                         $53,910            $9,100                          ($693)            $62,317
                                                 =========        ==========    ===========      ==========          ==========

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 and 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                             Six months ended June 30,
                                                                                               2000              1999
                                                                                               ----              ----
 OPERATING ACTIVITIES
     Net income                                                                                $4,250            $3,916
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                 388               252
        Depreciation of premises and equipment                                                    700               648
        Net amortization of security premiums/discounts                                            78               173
        Gain on sale of securities                                                                 (4)              (21)
        Amortization of goodwill and other intangibles                                            343               343
        Gain on sale of mortgage loans                                                           (171)             (538)
        Proceeds from sales of mortgage loans                                                  16,534            33,459
        Loans originated for sale                                                             (16,198)          (30,430)
        Increase in accrued interest receivable and other assets                               (1,247)             (642)
        Increase (decrease) in accrued interest payable and other liabilities                      70              (365)
                                                                                            ---------          --------
                                               NET CASH PROVIDED BY OPERATING  ACTIVITIES       4,743             6,795

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                        2,345             7,039
     Proceeds from maturities of securities available for sale                                 15,497            17,675
     Purchases of securities available for sale                                                (9,656)          (16,000)
     Net increase in portfolio loans                                                          (49,286)          (22,976)
     Net purchases of premises and equipment                                                   (1,395)           (1,028)
                                                                                            ---------          --------
                                                    NET CASH USED IN INVESTING ACTIVITIES     (42,495)          (15,290)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                        10,549            (8,909)
    Increase (decrease) in securities sold under agreements
     to repurchase and other short term borrowings                                             (2,021)            5,191
    Increase (decrease) of note payable                                                        32,457              (148)
    Issuance of common stock                                                                    1,052             1,284
    Purchase of common stock                                                                   (2,405)           (2,661)
    Cash dividends                                                                             (1,583)           (1,437)
                                                                                            ---------          --------
                                     NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES      38,049            (6,680)

                                        INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         297           (15,175)
 Cash and cash equivalents at beginning of period                                              25,197            35,491
                                                                                           ----------         ---------
                                           CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD     $25,494           $20,316
                                                                                           ==========         =========
 Supplemental Disclosure
     Interest Paid                                                                            $11,820            $9,672
     Income Taxes Paid                                                                         $2,600            $1,800

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet and statement of shareholders' equity at December 31, 1999, have been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $68,999,020 and $68,199,183 at June 30, 2000, and December 31, 1999, respectively.


See accountants' review report.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                      June 30,         December 31,
              (Dollars in thousands)                                    2000               1999
         --------------------------------------------------          -----------       ------------
         Nonperforming loans:
                  Nonaccrual loans                                     $1,624             $2,165
                  Loans 90 days or more past due                        1,283                663
                  Renegotiated loans                                       53                 55
                                                                       ------             ------
                                    Total nonperforming loans          $2,960             $2,883
                                                                        =====              =====
         Property from defaulted loans                                 $  537            $   511
                                                                        =====             ======
         Nonperforming loans as a percent of:
                  Total loans                                            .53%               .57%
                                                                         ====               ====
                  Allowance for loan losses                            30.32%             30.94%
                                                                       ======             ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                           Six                     Twelve
                                                                         months                    months
                                                                          ended                    ended
                                                                        June 30,                December 31,
         (Dollars in thousands)                                           2000                     1999
-----------------------------------------------------               ----------------           -------------
Balance at beginning of period                                            $9,317                   $9,048

Charge-offs                                                                 (305)                    (799)
Recoveries                                                                   364                      554
                                                                           -----                  -------
         Net (charge-offs) recoveries                                         59                     (245)
         Additions to allowance for
           loan losses                                                       388                      514
                                                                           -----                    -----
         Balance at end of period                                         $9,764                   $9,317
                                                                           =====                    =====
Average loans outstanding
         during the period                                              $528,964                 $464,581
                                                                         =======                  =======
Loans outstanding at end of period                                      $557,418                 $508,238
                                                                         =======                  =======
Allowance as a percent of:
         Total loans at end of period                                       1.75%                    1.83%
                                                                            ====                     ====
         Nonperforming loans at end of period                                330%                     323%
                                                                             ===                      ===
Net charge-offs (recoveries) as a percent of:
         Average loans outstanding                                         (.01)%                     .05%
                                                                           ====                       ===
         Average Allowance for loan losses                                 (.62)%                    2.66%
                                                                           ====                      ====

See accountants' review report.

NOTE E - RECLASSIFICATION

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.





See accountants' review report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Bank of Alma (Alma), Firstbank (Mt. Pleasant), 1st Bank (West Branch), Bank of Lakeview (Lakeview), and Firstbank - St. Johns (St. Johns) (collectively the "Banks") and Gladwin Land Company, Inc.

Financial Condition

During the first six months of 2000, total assets have increased $42 million, or 6.51%. Securities available for sale decreased $8 million, or 9.30%. Over half of this reduction was the result of a decline in short term investments used to off set short term municipal deposits. Additional cash realized from the reduction of securities available for sale was used to fund loan growth.

Total loans grew $49 million, or 9.68%, during the first half of 2000. All categories of loans shared in the increase with the largest growth in terms of both dollars and percentage in the commercial portfolio, which grew $27 million, or 11.95%. The allowance for loan losses increased $447,000 from December 31, 1999, to June 30, 2000. At June 30, 2000, the allowance as a percent of outstanding loans was 1.75%, compared to 1.83% at December 31, 1999. The allowance as a percent of nonperforming loans was 330% and 323% at June 30, 2000, and December 31, 1999, respectively. During the first six months of 2000, the allowance was increased by a provision of $388,000 and net recoveries of $59,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies and other relevant factors.

Total deposits increased $10.5 million, or 2.15%, during the first two quarters of 2000. Reductions in interest and noninterest bearing demand accounts were offset by increases in time deposit products.

Securities sold under agreements to repurchase increased slightly in the first six months while overnight borrowings decreased over $2 million during the same period. Notes payable increased $32 million, or 84.56%, during the first half of 2000. Of this total, $4 million was used to capitalize a new banking affiliate, nearly $500,000 to purchase a nonbanking affiliate, and $2.4 million to fund the Corporation's stock repurchase plan. The remaining increase in notes payable was used to fund loan growth.

Total shareholders' equity grew $1,285,000 million, or 2.11%. Net income of $4,250,000 and stock issuances of $1,052,000 increased shareholders' equity, while stock repurchases of $2,405,000, dividends of $1,583,000, and net unrealized depreciation on securities available for sale of $29,000 reduced shareholders' equity. In January 2000, the Board of Directors authorized the continuation of the Corporation stock repurchase plan with the approval of the acquisition of up to 250,000 additional shares of Firstbank Corporation stock. As of June 30, 2000, the Corporation had acquired 119,272 shares as a result of this authorization. Book value was $13.45 per share on June 30, 2000, compared to $13.00 at December 31, 1999.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                               Total
                                                                                 Tier 1     Risk-based
            (Dollars in thousands)                                Leverage      Capital      Capital
  --------------------------------------------                    --------      -------      -------
Capital balances at June 30, 2000                                  $54,086      $54,086      $60,453
Required Regulatory Capital                                         26,867       20,237       40,475
                                                                    ------       ------       ------
Capital in excess of regulatory minimums                           $27,219      $33,849      $19,978
                                                                    ======       ======       ======

Capital ratios at June 30, 2000                                      8.05%       10.69%       11.95%
Regulatory capital ratios -- "well capitalized"
         definition                                                  5.00%        6.00%       10.00%
Regulatory capital ratios -- minimum requirement                     4.00%        4.00%        8.00%

The Corporation acquired Gladwin Land Company, Inc. (a real estate appraisal company), on May 8, 2000. The acquisition was accounted for using the purchase method of accounting. Firstbank - St. Johns received final regulatory approval and opened for business on June 16, 2000. The results of both of these affiliates are included in the consolidated financial statements from the dates of the acquisition and the opening.

Results of Operations

For the second quarter of 2000, net income was $2,140,000, basic earnings per share were $0.46, and diluted earnings per share were also $0.46 compared to $1,981,000, $0.42, and $0.40 for the second quarter of 1999. Net income for the first half of 2000 was $4,250,000 with basic earnings per share of $0.91 and diluted earnings per share of $0.90, compared to $3,916,000, $0.83, and $0.80 for the first six months of 1999. Average earning assets increased $19 million, or 3.16%, from the end of June 1999 to June 30, 2000. The yield on earning assets increased 8 basis points to 8.49% at June 30, 2000, compared to 8.41% at June 30, 1999. The cost of funding related liabilities increased 22 basis points when comparing the six month periods ended June 30, 2000 and 1999, from 3.74% in 1999 to 3.96% in 2000. Net interest margin declined 13 basis points from 4.83% for the first half of 1999 to 4.70% for the six months ending June 30, 2000. Net interest income before provision increased $520,000, or 7.86%, in the second quarter of 2000 and $1,218,000, or 9.46%, in the first half of 2000 compared to the same periods in 1999. The provision for loan losses increased $136,000 to $388,000 for the first half of 2000, and $87,000 to $213,000 in the second quarter of 2000. These increases reflect the recognition of strong loan growth as opposed to concern over loan quality.

Total noninterest income decreased $70,000, or 2.57%, during the first half of 2000 when compared to the same period in 1999. The only significant change occurred in mortgage servicing income. As mortgage rates have increased and many real estate agencies are using affiliated mortgage processors, all of the banks have experienced a significant decline in mortgage volume. The gain on sale of mortgages declined 68.22%, or $367,000, in the first six months of 2000 compared to the same period in 1999.

Noninterest expense increased 4.42%, or $431,000, during the first half of 2000 compared to the six months ending June 30, 1999. Approximately two-thirds of this increase falls into the salary and benefit line item. Salaries and benefits increases reflect annual salary adjustments as well as the addition of staff to accommodate a branch that opened in the fall of 1999, the initial hiring to staff a new bank, and salary and commissions to staff an appraisal company.


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

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the second quarter of 2000, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Firstbank Corporation was held on April 24, 2000. The purpose of the meeting was to elect directors. The name of each director elected (along with the number of votes cast for or authority withheld) at the meeting follows:

                                                   Votes Cast
        Directors Elected                                        Authority
       to Three Year Terms                 For                   Withheld
         Expiring in 2003                  ---                   --------
         ----------------
         David D. Roslund             3,881,126.4906              3,372
         Thomas R. Sullivan           3,865,468.4906              3,372


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 -  Financial Data Schedule

                  Exhibit 99 -  Report on Review by Independent Certified Public
                                Accountants

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRSTBANK CORPORATION
                                      (Registrant)




Date:   August 10, 2000               \s\ Thomas R. Sullivan
                                      Thomas R. Sullivan
                                      President, Chief Executive Officer
                                      (Principal Executive Officer)


Date:   August 10, 2000               \s\ Mary D. Deci
                                      Mary D. Deci
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

Exhibit 99

          Report on Review by Independent Certified Public Accountants



Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan


We have reviewed the accompanying consolidated balance sheet of Firstbank Corporation as of June 30, 2000, and the related consolidated statement of income for the three month and six month periods ended June 30, 2000 and the consolidated statements of cash flows and changes in shareholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of Firstbank Corporation's management. We did not make a similar review of the consolidated statement of income for the three-month and six-month period ended June 30, 1999 and cash flows for the six-month period ended June 30, 1999.

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

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2000 consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Firstbank Corporation as of December 31, 1999, and the related statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet and the related consolidated statement of changes in shareholders' equity as of December 31, 1999, are fairly stated, in all material respects, in relation to the consolidated balance sheet and consolidated statement of changes in shareholders' equity from which it has been derived.


/s/ Andrews Hooper & Pavlik P.L.C.
Saginaw, Michigan
August 7, 2000