Form 10-Q
period 2000-09-30
FIRSTBANK CORP
filed 2000-11-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

                                       or

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

      Common stock....4,595,027 shares outstanding as of October 31, 2000.


                                                     Exhibit Index is on page 17

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


SIGNATURES                                                               page 16


EXHIBIT INDEX                                                            page 17

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                       September 30,    December 31,
                                                                                            2000          1999
                                                                                            ----          ----
 ASSETS
 Cash and due from banks                                                                   $22,704       $24,786
 Short term investments                                                                      5,286           411
                                                                                       ------------  ------------
                                                   Total cash and cash equivalents          27,990        25,197

 Securities available for sale                                                              77,294        90,266
 Loans
  Loans held for sale                                                                          377         1,117
  Portfolio loans
    Commercial                                                                             267,442       227,855
    Real estate mortgage                                                                   230,154       204,062
    Consumer                                                                                80,933        75,204
                                                                                       ------------  ------------
                                                                       Total loans         578,906       508,238
  Less allowance for loan losses                                                            (9,943)       (9,317)
                                                                                       ------------  ------------
                                                                         Net loans         568,963       498,921
 Premises and equipment, net                                                                15,523        14,929
 Acquisition intangibles                                                                     8,698         8,838
 Accrued interest receivable                                                                 4,327         3,489
 Other assets                                                                                9,307         8,912
                                                                                       ------------  ------------
                                                                      TOTAL ASSETS        $712,102      $650,552
                                                                                       ============  ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                              82,865        75,844
  Interest bearing accounts:
    Demand                                                                                 128,103       136,196
    Savings                                                                                 70,533        70,527
    Time                                                                                   248,463       208,837
                                                                                       ------------  ------------
                                                                    Total deposits         529,964       491,404
 Securities sold under agreements to
    repurchase and overnight borrowings                                                     36,654        51,819
 Notes payable                                                                              72,536        38,384
 Accrued interest and other liabilities                                                      9,588         7,913
                                                                                       ------------  ------------
                                                                 Total liabilities         648,742       589,520

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value,  300,000 shares  authorized,  none issued Common stock; 10,000,000 shares authorized, 4,602,113 shares issued and
   outstanding (4,693,756 as of December 1999)                                              53,250        55,263
 Retained earnings                                                                          10,458         6,433
 Unrealized loss on available for sale securities                                             (348)         (664)
                                                                                       ------------  ------------
                                                        Total shareholders' equity          63,360        61,032
                                                                                       ------------  ------------
                                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $712,102      $650,552
                                                                                       ============  ============

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 2000 AND 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                      Three months ended September 30,
                                                                                         2000                 1999
                                                                                         ----                 ----
 Interest income:
  Interest and fees on loans                                                              $12,788              $10,274
  Investment securities
    Taxable                                                                                   832                  918
    Exempt from Federal Income Tax                                                            363                  414
  Short term investments                                                                       77                   47
                                                                                     -------------        -------------
                                                         Total interest income             14,060               11,653
 Interest expense:
  Deposits                                                                                  4,982                4,188
  Notes payable and other                                                                   1,786                  607
                                                                                     -------------        -------------
                                                        Total interest expense              6,768                4,795
                                                                                     -------------        -------------
                                                           Net interest income              7,292                6,858
 Provision  for  loan  losses                                                                 174                  126
                                                                                     -------------        -------------
                           Net interest income after provision for loan losses              7,118                6,732
 Noninterest income:
  Gain on sale of mortgage loans                                                              149                  230
  Service charges on deposit accounts                                                         438                  406
  Trust fees                                                                                   93                   91
  Gain on sale of securities                                                                   (3)                  (6)
  Mortgage servicing                                                                           81                   63
  Other                                                                                       630                  436
                                                                                     -------------        -------------
                                                      Total noninterest income              1,388                1,220
 Noninterest expense:
  Salaries and employee benefits                                                            2,943                2,681
  Occupancy                                                                                   817                  756
  Amortization of intangibles                                                                 204                  183
  FDIC Insurance premium                                                                       25                   18
  Michigan Single Business Tax                                                                162                  216
  Other                                                                                     1,246                1,204
                                                                                     -------------        -------------
                                                     Total noninterest expense              5,397                5,058
                                                                                     -------------        -------------
 Income before  federal income taxes                                                        3,109                2,894
 Federal income taxes                                                                         967                  883
                                                                                     -------------        -------------
                                                                  NET   INCOME             $2,142               $2,011
                                                                                     =============        =============

                                                      Basic earnings per share              $0.46                $0.43
                                                                                     =============        =============

                                                    Diluted earnings per share              $0.45                $0.42
                                                                                     =============        =============

                                                           Dividends per share              $0.17                $0.15
                                                                                     =============        =============

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 2000 AND 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                       Nine months ended September 30,
                                                                                           2000               1999
                                                                                           ----               ----
 Interest income:
  Interest and fees on loans                                                              $35,939            $29,697
  Investment securities
    Taxable                                                                                 2,595              2,742
    Exempt from Federal Income Tax                                                          1,135              1,300
  Short term investments                                                                      177                236
                                                                                     -------------      -------------
                                                         Total interest income             39,846             33,975

 Interest expense:
  Deposits                                                                                 13,851             12,727
  Notes payable and other                                                                   4,604              1,509
                                                                                     -------------      -------------
                                                        Total interest expense             18,455             14,236
                                                                                     -------------      -------------
                                                           Net interest income             21,391             19,739
 Provision  for  loan  losses                                                                 562                378
                                                                                     -------------      -------------
                           Net interest income after provision for loan losses             20,829             19,361
 Noninterest income:
  Gain on sale of mortgage loans                                                              320                768
  Service charges on deposit accounts                                                       1,268              1,168
  Trust fees                                                                                  288                275
  Gain on sale of securities                                                                    1                 15
  Mortgage servicing                                                                          229                131
  Other                                                                                     1,940              1,591
                                                                                     -------------      -------------
                                                      Total noninterest income              4,046              3,948
 Noninterest expense:
  Salaries and employee benefits                                                            8,329              7,775
  Occupancy                                                                                 2,368              2,282
  Amortization of intangibles                                                                 547                525
   FDIC Insurance premium                                                                      75                 57
  Michigan Single Business Tax                                                                477                428
  Other                                                                                     3,778              3,737
                                                                                     -------------      -------------
                                                     Total noninterest expense             15,574             14,804
                                                                                     -------------      -------------
 Income before  federal income taxes                                                        9,301              8,505
 Federal income taxes                                                                       2,909              2,578
                                                                                     -------------      -------------
                                                                  NET   INCOME             $6,392             $5,927
                                                                                     =============      =============

                                                      Basic earnings per share              $1.37              $1.26
                                                                                     =============      =============

                                                    Diluted earnings per share              $1.35              $1.22
                                                                                     =============      =============

                                                           Dividends per share              $0.51              $0.46
                                                                                     =============      =============

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                                          Accumulated
                                                                                                             Other
                                                       Common            Retained      Comprehensive     Comprehensive
                                                        Stock            Earnings         Income         Income (Loss)      TOTAL
                                                    --------------    -------------   --------------    --------------   -----------
BALANCES AT  DECEMBER 31, 1998                           $52,796            $5,875                           $1,104         $59,775
  Other comprehensive income
    Net income for 1999                                                      8,036          $8,036                            8,036
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        (depreciation) on available for
         sale securities                                                                    (1,768)          (1,768)         (1,768)
                                                                                     --------------
         Comprehensive income                                                               $6,268
                                                                                     ==============
  Cash dividends - $.61 per share                                           (2,874)                                          (2,874)
  Issuance of 50,310 shares of common stock
     through exercise of stock options                       817                                                                817
  Issuance of 44,246 shares of common stock
     through dividend reinvestment plan                    1,098                                                              1,098
  Issuance of 19,807 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                              528                                                                528
  5% stock dividend - 224,526 shares                       4,603            (4,604)                                              (1)
  Purchase of 180,150 shares of stock                     (4,793)                                                            (4,793)
  Issuance of 7,770 shares of stock                          214                                                                214
                                                 ----------------   ---------------  --------------    ------------     -----------
BALANCES AT  DECEMBER 31, 1999                           $55,263            $6,433                            ($664)        $61,032
                                                 ================   ===============  ==============    ============     ===========
  Other comprehensive income
    Net income for year to date                                              6,392          $6,392                            6,392
    Other comprehensive income (loss)
      Net change in unrealized appreciation
        on available for sale securities                                                       316              316             316
                                                                                     --------------
         Comprehensive income                                                               $6,708
                                                                                     ==============
  Cash dividends - $.51 per share                                           (2,367)                                          (2,367)
  Issuance of 12,708 shares of common stock
     through exercise of stock options                       170                                                                170
   Issuance of 48,180 shares of common stock
     through dividend reinvestment plan                      913                                                                913
  Issuance of 12,345 shares of common stock
     through supplemental purchase under
     dividend reinvestment plan                              246                                                                246
  Purchase of 173,946 shares of stock                     (3,522)                                                            (3,522)
  Issuance of 9,061 shares of stock                          180                                                                180
                                                 ----------------   ---------------  --------------  --------------     -----------
BALANCES AT  September 30, 2000                          $53,250           $10,458                            ($348)        $63,360
                                                 ================   ===============  ==============  ==============     ===========

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 and 1999
                             (Dollars in Thousands)
                                    UNAUDITED

                                                                                                  Nine months ended
                                                                                                     September 30,
                                                                                                2000              1999
                                                                                                ----              ----
 OPERATING ACTIVITIES
     Net income                                                                               $6,392            $5,927
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                562               378
        Depreciation of premises and equipment                                                 1,128               990
        Net amortization of security premiums/discounts                                          131               247
        Gain on sale of securities                                                                (1)              (15)
        Amortization of goodwill and other intangibles                                           547               524
        Gain on sale of mortgage loans                                                          (320)             (768)
        Proceeds from sales of mortgage loans                                                 28,871            47,803
        Loans originated for sale                                                            (27,811)          (42,193)
        Increase in accrued interest receivable and other assets                              (1,802)           (1,232)
        Increase (decrease) in accrued interest payable and other liabilities                  1,675              (325)
                                                                                       --------------     -------------
                                             NET CASH PROVIDED BY OPERATING  ACTIVITIES        9,372            11,336

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                       3,345             7,018
     Proceeds from maturities of securities available for sale                                21,251            24,214
     Purchases of securities available for sale                                              (11,276)          (23,441)
     Net increase in portfolio loans                                                         (71,344)          (45,104)
     Net purchases of premises and equipment                                                  (1,722)           (1,534)
                                                                                       --------------     -------------
                                                  NET CASH USED IN INVESTING ACTIVITIES      (59,746)          (38,847)

 FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                       38,560            (4,576)
    Increase (decrease) in securities sold under agreements
     to repurchase and other short term borrowings                                           (15,165)           17,076
    Increase of note payable                                                                  34,152             2,352
    Repurchase of common stock                                                                (3,522)           (3,701)
     Cash proceeds from issuance of common stock                                               1,509             2,156
     Cash dividends                                                                           (2,367)           (2,157)
                                                                                       --------------     -------------
                                              NET CASH PROVIDED BY FINANCING ACTIVITIES       53,167            11,150

                                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,793           (16,361)
 Cash and cash equivalents at beginning of period                                             25,197            35,492
                                                                                       --------------     -------------
                                             CASH AND CASH EQUIVALENTS AT END OF PERIOD      $27,990           $19,131
                                                                                       ==============     =============

 Supplemental Disclosure
     Interest Paid                                                                           $18,546           $14,384
     Income Taxes Paid                                                                        $3,622            $2,900

See accountants' review report and notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet and statement of shareholders' equity at December 31, 1999, have been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $61,321,661 and $68,199,183 at September 30, 2000, and December 31, 1999, respectively.

See accountants' review report.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                           September 30,        December 31,
              (Dollars in thousands)                           2000                 1999
         -------------------------------------------       -------------        ------------
         Nonperforming loans:
              Nonaccrual loans                                $1,513              $2,165
                  Loans 90 days or more past due                 723                 663
                  Renegotiated loans                              53                  55
                                                              ------              ------
                           Total nonperforming loans          $2,289              $2,883
                                                              ======              ======
         Property from defaulted loans                        $  645              $  511
                                                              ======              ======
         Nonperforming loans as a percent of:
                  Total loans                                   .40%                .57%
                                                              ======              ======
                  Allowance for loan losses                   23.02%              30.94%
                                                              ======              ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                      Nine                       Twelve
                                                     months                      months
                                                     ended                       ended
                                                   September 30,                December 31,
         (Dollars in thousands)                       2000                        1999
----------------------------------------------    --------------               -------------
Balance at beginning of period                       $9,317                       $9,048

Charge-offs                                            (462)                        (799)
Recoveries                                              526                          554
                                                      -----                      -------
         Net (charge-offs) recoveries                    64                         (245)
         Additions to allowance for
           loan losses                                  562                          514
                                                      -----                        -----
         Balance at end of period                    $9,943                       $9,317
                                                      =====                        =====
Average loans outstanding
         during the period                          $541,541                    $464,581
                                                     =======                     =======
Loans outstanding at end of period                  $578,906                    $508,238
                                                     =======                     =======
Allowance as a percent of:
         Total loans at end of period                  1.72%                       1.83%
                                                       ====                        ====
         Nonperforming loans at end of period           434%                        323%
                                                        ===                         ===
Net charge-offs (recoveries) as a percent of:
         Average loans outstanding                    (.01)%                        .05%
                                                       ====                         ===
         Average Allowance for loan losses            (.66)%                       2.66%
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

Financial Condition
During the first nine months of 2000, total assets grew by $62 million, or 9.46%. Securities available for sale decreased $13 million. Proceeds realized from maturing securities have been used to help fund loan demand.

Total loans grew $71 million, or 13.90%, during the first three quarters of 2000. All categories of loans increased with the largest growth in terms of both percentage and dollars in the commercial portfolio, which grew $40 million, or 17.37%. Mortgage loans also experienced double digit growth with increases of $26 million, or 12.79%. The mortgage growth was experienced in all markets serviced by Firstbank Corporation banks.

The allowance for loan losses increased $626,000, or 6.72%, during the first three quarters of 2000. As a percent of outstanding loans, the allowance for loan loss was 1.72% at September 30, 2000, compared to 1.83% at December 31, 1999. The allowance as a percent of non performing loans was 434% and 323% at September 30, 2000, and December 31, 1999, respectively. During the first nine months of 2000, the allowance for loan losses was increased by a provision of $562,000 and net recoveries of $64,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance for loan losses balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies and other relevant factors.

Total deposits increased $39 million, or 7.85%, during the nine month period ending September 30, 2000. Certificates of deposit grew $40 million during this time period. Total deposits at the affiliate bank opened in June 2000 account for $12 million of the deposit totals. All of the banks have been successful in increasing their time deposits.

Securities sold under agreements to repurchase grew $3 million, or 13.03%, while overnight borrowings decreased $18 million, or 59.31%, during the first three quarters of 2000. Historically, securities sold under agreements to repurchase experience increases into the early portion of the fourth quarter. Therefore, this moderate increase may be cyclical. The decrease in overnight borrowings is offset by an increase in notes payable of $34 million, or 88.97%. The proceeds from the notes payable, used to fund loan increases, reduced the need for overnight borrowings. At September 30, 2000, overnight borrowings were $12 million compared to $30 million at December 31, 1999.

Total shareholders' equity grew $2,328,000, or 3.81%, during the first nine months of 2000. Net income of $6,392,000 and net change in unrealized appreciation on available for sale securities of $316,000 increased shareholders' equity while dividends of $2,367,000 and net repurchases of stock of $2,013,000 reduced shareholders' equity. In January, 2000, the Board of Directors authorized the continuation of the Corporation's stock repurchase plan with the approval of the acquisition of up to 250,000 additional shares of Firstbank Corporation stock. As of September 30, 2000, the Corporation acquired 173,946 shares as a result of the repurchase plan. Book value was $13.77 per share on September 30, 2000, compared to $13.00 at December 31, 1999.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                     Total
                                                                       Tier 1      Risk-based
             (Dollars in thousands)                     Leverage      Capital        Capital
        -----------------------------------------       --------      -------       --------
Capital balances at September 30, 2000                  $54,622       $54,622       $61,299
Required regulatory minimum capital                      28,195        21,235        42,470
                                                        -------       -------       -------
Capital in excess of regulatory minimums                 26,427        33,387        18,829
                                                        =======       =======       =======
Capital ratios at September 30, 2000                      7.75%        10.29%        11.55%
Regulatory capital ratios -- "well capitalized"           5.00%         6.00%        10.00%
         definition
Regulatory capital ratios -- minimum requirement          4.00%         4.00%         8.00%

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

Results of Operations
For the three months ending September 30, 2000, net income was $2,142,000, basic earnings per share were $0.46 and diluted earnings per share $0.45, compared to $2,011,000, $0.43, and $0.42 for the third quarter of 1999. Net income for the first nine months of 2000 was $6,392,000, with basic earnings per share $1.37 and diluted earnings per share $1.35 compared to $5,927,000, $1.26, and $1.22 for the same period in 1999. Net income for the first three quarters of 2000 is $465,000, or 7.85%, greater than the same period in 1999. For the nine month period ending September 30, 2000, basic earnings per share were $0.11, or 8.73%, higher and diluted earnings per share were $0.13, or 10.66%, higher than the same period in 1999.

Average earning assets increased $74 million, or 13.36%, in the twelve months ended September 30, 2000. The yield on earning assets increased 23 basis points to 8.59% during this same period. During the same twelve month period, average deposits increased $13 million, average securities sold under agreement to repurchase grew $5 million and average advances and notes payable increased $45 million. The cost of funding these rate related liabilities increased 46 basis points in the twelve month period from September 30, 1999, to September 30, 2000. Net interest margin declined 24 basis points from 4.90% for the nine months ended September 30, 1999, to 4.66% for the nine months ending September 30, 2000. Net interest income before the provision for loan losses increased $1,652,000, or 8.37%, for the first three quarters of 2000 and $434,000, or 6.33%, for the third quarter of 2000 compared to the same periods in 1999. The provision for loan losses increased $184,000 to $562,000 for the first three quarters of 2000, and $48,000 to $174,000 for the third quarter of 2000. The increases in the provision for loan losses reflect the recognition of strong loan growth as opposed to concern over loan quality.

Total noninterest income increased 2.48%, or $98,000, during the first three quarters of 2000 when compared to the same period of 1999. The gains on the sale of mortgage loans posted a decline of 58.33%, or $448,000, when comparing these same periods. Mortgage volume for loans originated for sale during the first nine months of 2000 was about 60% of that experienced during the first nine months of 1999. The increase in mortgage rates and the fact that many real estate agencies are using affiliate mortgage processors combine to cause this reduction. Other noninterest income increased 21.94% or $349,000 during the first three quarters of 2000 as compared to the same time period in 1999. Over $300,000 of this increase is noninterest income from the real estate appraisal company, title company, and the new bank.

Noninterest expense increased $770,000, or 5.20%, during the first nine months of 2000 compared to the nine month period ended September 30, 1999. Nearly three quarters of the increase falls into the salary and benefit line item. Salary and benefit increases reflect the annual salary adjustments as well as the addition of staff to accommodate both a branch that opened in the fall of 1999, the addition of a real estate appraisal company in May of 2000, and the new bank that opened in June 2000.

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

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. Throughout the third quarter of 2000, the results of these measurement techniques were within the Corporation's policy guidelines. The Corporation does not believe that there has been a material change in the nature of the Corporation's primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 10 -  Form of Change of Control Severance Agreement

                  Exhibit 27 -  Financial Data Schedule

                  Exhibit 99 -  Report on Review by Independent Certified Public
                                Accountants

         (b)      Reports on Form 8-K

                  During the quarter the registrant filed a report on form 8-K dated August 7, 2000, which reported the resignation of the registrant's Vice President & Chief Financial Officer, Mary D. Deci.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRSTBANK CORPORATION
                                       (Registrant)




Date:   November 10, 2000              \s\ Thomas R. Sullivan
                                       Thomas R. Sullivan
                                       President & Chief Executive Officer
                                       (Principal Executive & Financial Officer)


Date:   November 10, 2000              \s\ James E. Wheeler, II
                                       James E. Wheeler, II
                                       Vice President & Secretary

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRSTBANK CORPORATION
                                        (Registrant)





Date:   November 10, 2000              /s/ Thomas R. Sullivan
                                       Thomas R. Sullivan
                                       President & Chief Executive Officer
                                       (Principal Executive & Financial Officer)


Date:   November 10, 2000              /s/ James E. Wheeler, II
                                       James E. Wheeler, II
                                       Vice President & Secretary

                                  EXHIBIT INDEX



Exhibit 10 -  Form of Change of Control Severance Agreement              page 18

Exhibit 27 -  Financial Data Schedule                                    page 26

Exhibit 99 - Report on Review by Independent Certified
             Public Accountant                                           page 25

                                   EXHIBIT 10

                  FORM OF CHANGE OF CONTROL SEVERANCE AGREEMENT


     The following individuals have entered into a Change of Control Severance Agreement with the Registrant in the attached form, all of which are identical except for the names and dates of the respective agreement for each such individual employee: Daniel Grenier, Mark B. Perry, Dale A. Peters, Thomas R. Sullivan, James M. Taylor, and James E. Wheeler, II.

                                    AGREEMENT


     This agreement entered into this day of , 2000, by and between FIRSTBANK CORPORATION, hereinafter referred to as "FIRSTBANK", and , hereinafter referred to as "EXECUTIVE".
     WITNESSETH:
     WHEREAS, FIRSTBANK is a Michigan Banking Corporation with subsidiaries in Alma, Mt. Pleasant, West Branch and Lakeview, and
     WHEREAS, EXECUTIVE is an executive officer of FIRSTBANK, or one of its subsidiaries, whose continued employment has been deemed to be beneficial to FIRSTBANK by its Board of Directors, and
     WHEREAS, EXECUTIVE's knowledge of the day to day operations of FIRSTBANK, or its subsidiaries, and the existing banking relationships with customers of FIRSTBANK is such that EXECUTIVE's termination of employment with FIRSTBANK and commencement of employment with a direct competitor of FIRSTBANK could have severe detrimental effects upon the business successes of FIRSTBANK, and
     WHEREAS, EXECUTIVE is knowledgeable of the continuing possibility that FIRSTBANK may at some time in the future be purchased, merged into, or acquired by another banking organization, and
     WHEREAS, EXECUTIVE is aware that such a purchase, merger or acquisition of FIRSTBANK might thereafter jeopardize EXECUTIVE's continued employment as a result of downsizing, consolidation, or differences in operational philosophies, and
     WHEREAS, FIRSTBANK desires to enter into a non competition agreement with EXECUTIVE which, under certain terms and conditions, will prevent EXECUTIVE from leaving employment with FIRSTBANK and commencing employment with a competitor of FIRSTBANK, and
     WHEREAS, EXECUTIVE is willing to enter into such a non competition agreement with FIRSTBANK in exchange for a guarantee from FIRSTBANK of certain severance benefits, in the event of the purchase, merger or acquisition of FIRSTBANK by banking another organization.
     IT IS HEREBY AGREED AS FOLLOWS:
     1. The initial term of this agreement shall be for a period commencing on the 16th , day of August , 2000 and continuing until either party gives the required notice in writing that the agreement is to be terminated. This notice must be given at least two years prior to the anniversary date of this agreement when termination is to be effective. It is the intention of this paragraph that the terms of this agreement will remain in effect until notice of termination is given by either party at least two (2) years prior to the anniversary date of this agreement upon which termination of the agreement shall become effective.

     2. EXECUTIVE's rights for severance benefits established hereunder shall be applicable only if a CHANGE OF CONTROL occurs during the time this agreement remains in effect. A CHANGE OF CONTROL shall be defined as a purchase, merger, buy out, consolidation or other reorganization under the terms of which more than 50 percent of the combined voting power of the outstanding stock of FIRSTBANK becomes held by any group of less than ten (10) individuals, a banking entity, a trust, a corporation, an LLC, a joint venture, or any other business entity.
     3. In the event a CHANGE OF CONTROL occurs, then if EXECUTIVE's employment is involuntarily terminated for any reason other than for CAUSE within six (6) months before, or two (2) years after the date of the CHANGE OF CONTROL, EXECUTIVE shall be entitled to the severance benefits set forth in paragraph 4. In addition, if a CHANGE OF CONTROL occurs, and the terms or conditions of EXECUTIVE's employment "substantially change" during a time period defined as commencing six (6) months prior to the effective date of the CHANGE OF CONTROL and ending two (2) years after the effective date of the CHANGE OF CONTROL, then if EXECUTIVE elects to voluntarily terminate employment and said voluntary termination occurs within one (1) year of the occurrence of the "substantial change", EXECUTIVE shall be entitled to severance benefits set forth in paragraph 4. If EXECUTIVE's employment is terminated, or is in the process of being terminated, at any time for CAUSE (as that term is defined in paragraph 5 below) EXECUTIVE shall not under any circumstances be entitled to any of the severance benefits set forth in paragraph 4. A "substantial change" in EXECUTIVE's employment shall be deemed to have occurred if any of the following occur:
          a. EXECUTIVE's employment is involuntarily terminated without CAUSE.
          b. EXECUTIVE is assigned duties which result in a significant reduction or material change in EXECUTIVE's authority or responsibility.
          c. EXECUTIVE's total base salary is reduced or EXECUTIVE is given bonuses or salary increases in a manner that is substantially less than the those provided to other executive officers of FIRSTBANK.
          d. EXECUTIVE is relocated to a place in excess of 25 miles from the location where EXECUTIVE is based on the date of this agreement.
          e. FIRSTBANK or its successor fails to provide EXECUTIVE with substantially the same fringe benefits as other executives in similar positions with FIRSTBANK or its successors.
     4. If eligible under the terms established in paragraph 3 above, the EXECUTIVE shall receive the following severance benefits upon termination:
          a. A lump sum cash amount equal to 150% EXECUTIVE's annual base salary at the highest annual rate in effect during the 12 month period prior to the date of termination.

          b. 150% of any incentive bonus that may have been earned to date of termination by EXECUTIVE.
          c. Continued health care coverage for a period of two (2) years that is equivalent to the best coverage available for EXECUTIVE during the 12 month period prior to termination.
          d. Continued life, accidental death and dismemberment coverage for a period of two (2) years equivalent to the best coverage provided for EXECUTIVE during the 12 month period prior to termination.
          e. Continued disability insurance coverage for a period of two (2) years equivalent to the best coverage available to EXECUTIVE during the 12 month period prior to termination.
     5. Nothing in this agreement shall be deemed to establish any right to continued employment by EXECUTIVE, and severance benefits shall be payable to EXECUTIVE only if all of the specific circumstances provided for herein are met. In the event EXECUTIVE is terminated for CAUSE, EXECUTIVE shall not be entitled to receive the severance benefits provided for herein. The term CAUSE shall be defined to mean:
          a. The willful commission by the EXECUTIVE of a criminal or other act that causes or is likely to cause substantial economic damage or substantial injury to the business reputation of FIRSTBANK, or one of its subsidiaries.
          b. Commission by EXECUTIVE of an act of fraud in the performance of EXECUTIVE's duties on behalf of FIRSTBANK or one of its subsidiaries.
          c. The continuing willful failure of EXECUTIVE to perform the duties of such EXECUTIVE to FIRSTBANK, one of its subsidiaries, or its successors.
     6. Maximum Payments. Notwithstanding any provision in this agreement to the contrary, if part or all of any amount to be paid to EXECUTIVE by FIRSTBANK under this agreement or otherwise constitute a "parachute payment" (or payments) under Section 280G or any other similar provision of the Internal Revenue Code of 1986, as amended (the "Code"), the following limitation shall apply:

     If the aggregate present value of such parachute payments (the "Parachute Amount") exceeds 2.99 times EXECUTIVE's "base amount" as defined in Section 280G of the Code, the amount otherwise payable to or for the benefit of the EXECUTIVE subsequent to the termination of his employment, and taken into account in calculating the Parachute Amount (the "termination payment"), shall be reduced and/or delayed, as further described below, to the extent necessary so that the Parachute Amount is equal to 2.99 times the EXECUTIVE's "base amount".
     Any determination or calculation described in this Paragraph 6 shall be made by FIRSTBANK's independent accountants. Such determination, and any proposed reduction and/or delay in termination payments shall be furnished in writing promptly by the accountants to the EXECUTIVE. The EXECUTIVE may then elect, in his sole discretion, which and how much of any particular termination payment shall be reduced and/or delayed and shall advise FIRSTBANK in writing of his election, within thirty (30) days of the accountant's determination, of the reduction or delay in termination payments. If no such election is made by the EXECUTIVE within such 30 days period, FIRSTBANK may elect which and how much of any termination payment shall be reduced and/or delayed and shall notify the EXECUTIVE promptly of such election. As promptly as practicable following such determination and the elections hereunder, FIRSTBANK shall pay to or distribute to or for the benefit of the EXECUTIVE such amounts as are then due to the EXECUTIVE.
     Any disagreement regarding a reduction or delay in termination payments will be subject to arbitration under paragraph 9 of this agreement. Neither the EXECUTIVE's designation of specific payments to be reduced or delayed, nor the EXECUTIVE's acceptance of reduced or delayed payments, shall waive the EXECUTIVE's right to contest such reduction or delay.
     7. Non Competition. The EXECUTIVE acknowledges that he/she has had and by the nature of his/her employment will have access to privileged, confidential, and proprietary information concerning FIRSTBANK and its subsidiaries. Under all circumstances and regardless of the reason for, or date of, termination of EXECUTIVE's employment, the EXECUTIVE will maintain the confidentiality of and will not disclose to anyone or any entity other than FIRSTBANK or its subsidiaries said information. In addition, if (1) EXECUTIVE's employment is involuntarily terminated for CAUSE or if (2) EXECUTIVE voluntarily terminates employment at any time this agreement remains in effect, but when neither a CHANGE OF CONTROL nor a "substantial change" of EXECUTIVE's employment have occurred, then EXECUTIVE may not for a period of two years after the effective date of termination of EXECUTIVE's employment:
          a. Consult with, advise, manage, operate, control or be employed in any capacity by any business enterprise competing with FIRSTBANK, or one of its subsidiaries, in any aspect of business actively being engaged in by FIRSTBANK or one of its subsidiaries as of the date of termination. This non-competition restriction shall extend to all geographical areas defined by a twenty-five (25) mile radius from the location of FIRSTBANK's home office and the home offices of all subsidiaries of FIRSTBANK that exist as of the date of termination. Employment by the EXECUTIVE for a banking institution or similar business that happens to maintain a branch office within the restricted territory shall not be deemed to be a violation of this non-competition provision so long as the location of the EXECUTIVE's personal office, and the territory or business locations being served, supervised or managed by the EXECUTIVE in said new employment, are not located within the restricted area and so long as EXECUTIVE does not directly or indirectly solicit or attempt to cause individuals or business entities that are customers of FIRSTBANK to change or modify their banking or business relationships with FIRSTBANK in any manner.

          b. Irrespective of the arbitration provisions of paragraph 9, the parties to this agreement stipulate that Gratiot County, Michigan, shall be the venue for resolution of disputes over the provisions of this paragraph
     7. Likewise, the non-competition provisions of this paragraph may be enforced through injunctive relief issued by the Circuit Court of Gratiot County, Michigan.
It is understood that the noncompetition provisions of this agreement are NOT meant to be effective if either EXECUTIVE's position is involuntarily terminated without CAUSE or if EXECUTIVE voluntarily terminates employment within one (1) year after both a CHANGE OF CONTROL has occurred and EXECUTIVE's position has been "substantially changed" as defined in paragraph 3.
     8. Withholding of Taxes. FIRSTBANK may withhold from any amounts payable under this agreement all federal, state, city, or other taxes as required by law.
     9. Successors: Binding Agreements. This Agreement shall inure to the benefit of and be enforceable by EXECUTIVE's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. EXECUTIVE's rights and benefits under this Agreement may not be assigned, except that if EXECUTIVE dies while benefits are being paid hereunder, any amount that would still be payable to EXECUTIVE hereunder if EXECUTIVE had continued to live, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to the beneficiaries designated by the EXECUTIVE to receive benefits under this Agreement in a writing on file the FIRSTBANK at the time of EXECUTIVE's death or, if there has been no such beneficiary named, to EXECUTIVE's estate. FIRSTBANK will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of FIRSTBANK (or of any division or subsidiary thereof employing EXECUTIVE) to expressly assume and agree to perform this Agreement in the same manner and to the same extent that FIRSTBANK would be required to perform if no such succession had taken place. Failure of FIRSTBANK to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle EXECUTIVE to compensation from FIRSTBANK in the same manner and on the same terms to which EXECUTIVE would be entitled hereunder if EXECUTIVE had been involuntarily terminated without CAUSE following a CHANGE OF CONTROL.
     10. Representations. As an inducement to FIRSTBANK to enter into and perform under the Agreement, EXECUTIVE represents and warrants to FIRSTBANK that to his/her knowledge all parts of this Agreement and the non-competition restrictions imposed upon EXECUTIVE by this agreement are entered into to protect FIRSTBANK and are reasonable and necessary under the circumstances and are believed by EXECUTIVE to be so.

     11. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, or at such other addresses as the parties may designate in writing.
     12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by EXECUTIVE and such officer as may be specifically designated by the Board of Directors of FIRSTBANK. The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of Michigan.
     13. Employment Rights. This Agreement shall not confer upon EXECUTIVE any right to continue in the employ of FIRSTBANK or its subsidiaries and shall not in any way affect the right of FIRSTBANK or its subsidiaries to dismiss or otherwise terminate EXECUTIVE's employment at any time with or without cause. ANY AND ALL FINANCIAL BENEFITS PROVIDED TO EXECUTWE HEREIN ARE PAYABLE ONLY IN THE EVENT OF A CHANGE OF CONTROL AS THAT TERM IS DEFINED HEREIN.
     14. No Vested Interest. Neither EXECUTIVE nor EXECUTIVE's beneficiary shall have any right, title, or interest in any benefit under this Agreement prior to the occurrence of the right to the payment thereof, or in any property of FIRSTBANK or its subsidiaries or affiliates.
     WHEREFORE, the parties hereto have hereunto set their hands the day and year first above written.

WITNESSES:                                 FIRSTBANK


                                           by

                                           its

                                           EXECUTIVE

                                   EXHIBIT 99


                         ANDREWS HOOPER & PAVLIK P.L.C.
                          Certified Public Accountants


Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan


We have reviewed the accompanying consolidated balance sheet of Firstbank Corporation as of September 30, 2000, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2000 and the consolidated statements of cash flows and changes in shareholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of Firstbank Corporation's management. We did not make a similar review of the consolidated statement of income for the three-month and nine-month period ended September 30, 1999 and cash flows for the nine-month period ended September 30, 1999.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2000 consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Saginaw, Michigan
November 3, 2000