Form 10-K
period 2000-12-31
FIRSTBANK CORP
filed 2001-03-27
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ]  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange  Act  of  1934  [No  Fee  Required]  For  the  transition   period
     from ______________ to ______________

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

             Aggregate Market Value as of March 1, 2001: $79,959,576

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Common stock outstanding at March 1, 2001: 4,773,706 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's annual report to shareholders for the year ended December 31, 2000, are incorporated by reference in Part II.

Portions  of  the  definitive  proxy  statement  for  the  registrant's   annual
shareholders' meeting to be held April 23, 2001, are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

     This annual report on Form 10-K including, without limitation, management's discussion and analysis of financial conditions and results of operations and other sections of the Corporation's Annual Report to Shareholders which are incorporated by reference in this report contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate, " "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented or incorporated by reference in this report are inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure; errors or miscalculations; changes in accounting principles, policies and guidelines; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events, or otherwise.

                                     PART I

ITEM 1. Business.

     Firstbank Corporation (the "Corporation") is a bank holding company. The Corporation owns all of the outstanding stock of Firstbank - Alma, Firstbank (Mount Pleasant), Firstbank - West Branch, Firstbank - Lakeview, Firstbank - St. Johns, and Gladwin Land, Co. (a real estate appraisal company).

     The Corporation's business is concentrated in a single industry segment -- commercial banking. Each subsidiary bank of the Corporation is a full-service, community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits, and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Firstbank - Alma also offers trust services.

     Firstbank - West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Collections, Incorporated (a collection service), 1st Title, Incorporated (a title insurance company), and 1st Real Estate, Incorporated (which became C.A. Hanes Realty, Incorporated as of January 2,
2001). Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

     The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 82 percent of total revenues in 2000, 78 percent of total revenues in 1999, and 76 percent of total revenues in 1998. In addition, interest income from investment securities accounted for approximately 8 percent of total revenues on a consolidated basis in 2000, 10 percent of total revenues on a consolidated basis in 1999, and 10.4 percent of total revenues on a consolidated basis in 1998. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent.

     Firstbank - Alma is a Michigan state chartered bank. It and its predecessors have operated continuously in Alma, Michigan, since 1880. Its main office and one branch are located in Alma. Firstbank - Alma also has one full service branch located in each of the following communities near Alma: Ashley, Auburn, Ithaca, Merrill, Pine River Township, Riverdale, St. Charles, St. Louis, and Vestaburg.

     Firstbank (Mount Pleasant) is a Michigan state chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank also has two full service offices in Union Township and one full service branch located in each of the following communities near Mount Pleasant: Clare, Shepherd and Winn.

     Firstbank - West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank - West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township.

     Firstbank - Lakeview is a Michigan state chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, and it has branches in Howard City, Morley, Remus, and Canadian Lakes (Morton Township).

     Firstbank - St. Johns is a Michigan state chartered bank which was established in 2000. Its main office is located in downtown St. Johns. It plans to establish its first branch office in the St. Johns area during the year 2001.

     The  following   table  shows   comparative   information   concerning  the
Corporation's subsidiary banks at December 31, 2000:

                              Firstbank -                       Firstbank -          Firstbank -      Firstbank -
                                  Alma       Firstbank          West Branch          Lakeview         St. Johns
                              -----------    ---------          -----------          --------         ---------
                                                       (In Thousands of Dollars)
              Assets           $258,527       $163,961           $187,723            $125,670          $22,244
              Deposits          177,947        125,325            152,746              82,987           17,721
              Loans             174,094        145,248            159,690             105,076           16,658

     As of December 31, 2000, the Corporation and its subsidiaries employed 267 persons on a full time equivalent basis.

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

     The Corporation's subsidiary banks compete directly with other banks, thrift institutions, credit unions and other nondepository financial institutions in four geographic banking markets where their offices are located. Firstbank - Alma primarily competes in Gratiot, Midland, Montcalm, and Saginaw Counties; Firstbank (Mount Pleasant) primarily in Isabella and Clare Counties; Firstbank - West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon Counties; Firstbank - Lakeview primarily in Mecosta and Montcalm Counties, and Firstbank - St. Johns primarily in Clinton County.

     Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Firstbank - Alma, Firstbank (Mount Pleasant), Firstbank - West Branch, Firstbank
- Lakeview, and Firstbank - St. Johns are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

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

     The FDIC has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish periodic assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in the FDIC Improvement Act. Firstbank - Alma and Firstbank (Mount Pleasant) also hold deposits that are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC. Deposit insurance premiums on those deposits are paid to the SAIF at rates applicable to that fund. The FDIC has implemented a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the perceived probability that the insurance funds will incur a loss in respect of that institution.

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

     Each of the Corporation's subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2000.

                                                        Tier 1          Tier 1          Total
                                                       Leverage        Capital       Risk-based
                                                         Ratio          Ratio          Capital
                                                         -----          -----          -------
Minimum regulatory requirement                            4%              4%             8%
Well capitalized regulatory level                         5%              6%             10%

Firstbank Corporation-Consolidated                       7.77%          10.03%         11.28%
    Firstbank - Alma                                     8.21%          11.08%         12.34%
    Firstbank (Mt. Pleasant)                             8.17%          9.88%          11.10%
    Firstbank - West Branch                              7.24%          9.54%          10.80%
    Firstbank - Lakeview                                 9.00%          12.42%         13.68%
    Firstbank - St. Johns                               19.08%          24.46%         25.54%

     The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                     Total
                                                                Tier 1            Tier 1           Risk-based
                                                               Leverage           Capital           Capital
Capital Balances  at December 31, 2000                          $54,820           $54,820           $61,691
Required regulatory  capital                                     28,205            21,868            43,736
                                                                 ------            ------            ------
Capital in excess of regulatory minimums                        $26,615           $32,952           $17,955
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

Distribution of Assets, Liabilities, and Shareholders' Equity

                                                 Year Ended                    Year Ended                      Year Ended
                                              December 31, 2000             December 31, 1999               December 31, 1998
                                              -------------------------------------------------------------------------------
                                        Average             Average    Average              Average   Average              Average
(In Thousands of Dollars)               Balance   Interest   Rate      Balance    Interest   Rate     Balance    Interest    Rate
Average Assets
  Interest earning assets:
    Taxable securities                  $ 52,590   $  3,365  6.40%     $ 60,033   $  3,651   6.08%   $ 55,861    $  3,431   6.15%
    Tax exempt securities (1)             29,584      2,267  7.66        33,307      2,572   7.72      33,455       2,589   7.74
                                        --------    -------             -------    -------            -------     -------
      Total securities                    82,174      5,632  6.85        93,340      6,223   6.67      89,316       6,020   6.74

    Loans (1) (2)                        551,357     49,237  8.93       462,516     40,467   8.75     412,884      38,768   9.39
    Federal funds sold                     3,290        209  6.35         4,190        208   4.96      13,446         728   5.41
    Interest bearing deposits                496         26  5.24           999         55   5.50         809          42   5.20
                                      ----------  ---------           ---------  ---------          ---------   ---------
      Total earning assets               637,317     55,104  8.65       561,045     46,953   8.37     516,455      45,558   8.82

  Nonaccrual loans                         1,844                          2,034                         1,432
  Less allowance for loan loss            (9,754)                        (9,213)                       (8,543)
  Cash and due from banks                 20,160                         18,877                        19,173
  Other non earning assets                37,623                         34,700                        32,421
                                        --------                       --------                      --------
      Total Average Assets              $687,190                       $607,443                      $560,938
                                         =======                        =======                       =======

Average Liabilities
  Interest bearing liabilities:
    Demand                              $131,998    $ 4,409  3.34%     $143,828    $ 4,662   3.24%   $126,030      $4,440   3.52%
    Savings                               70,461      1,668  2.37        72,412      1,776   2.45      67,085       1,734   2.58
    Time                                 231,367     13,044  5.64       204,417     10,485   5.13     211,243      11,718   5.55
    Federal funds purchased and
      repurchase agreements               41,901      2,277  5.43        29,343      1,385   4.72      17,601         757   4.30
    Notes payable                         63,692      4,129  6.48        17,777        975   5.49      11,464         704   6.14
                                        --------    -------            --------   --------          ---------     -------
      Total interest bearing liabilities 539,419     25,527  4.73       467,777     19,283   4.12     433,423      19,353   4.47

  Demand deposits                         76,368                         70,711                        63,257
                                        --------                       --------                      --------
      Total funds                        615,787                        538,488                       496,680

  Other non interest bearing liabilities    8,728                         8,203                         8,000
                                        ---------                     ---------                     ---------
      Total liabilities                  624,515                        546,691                       504,680

  Average shareholders' equity            62,675                         60,752                        56,258
                                        --------                       --------                      --------
       Total  liabilities and
       shareholders' equity             $687,190                       $607,443                      $560,938
                                         =======                        =======                       =======

  Net interest income (1)                          $ 29,577                        $27,670                        $26,205
                                                    =======                         ======                         ======

  Rate spread (1)                                            3.92%                           4.25%                          4.35%
                                                             ====                            ====                           ====

  Net interest margin (percent of
    average earning assets)  (1)                             4.63%                           4.92%                          5.06%
                                                             ====                            ====                           ====

(1) Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
(2) Interest income includes amortization of loan fees of $1,302,000, $1,312,400, and $1,726,000 respectively. Interest on nonaccrual loans is not included.

Volume/Rate Analysis(1)
                                                                 2000/1999                                1999/1998
                                                                 ---------                                ---------
                                                         Change in Interest Due to:                   Change in Interest Due to:
                                                 -------------------------------------------------------------------------------
                                                   Average      Average           Net         Average        Average          Net
                                                    Volume        Rate           Change        Volume         Rate          Change
                                                    ------     ----------        ------        ------      ----------       ------
                                                                                       (Dollars in thousands)
Interest Income:
Securities
     Taxable securities                            $ (469)          $183        $ (286)      $   253       $     (33)    $    220
     Tax-exempt securities(2)                        (285)           (20)         (305)          (11)             (6)         (17)
                                                   ------           ----         -----       -------       ---------     --------
         Total securities                            (754)          (163)         (591)          242             (39)         203

Loans(2)                                            7,918            852         8,770         4,457          (2,758)       1,699
Federal funds Sold                                    (50)            51             1          (464)            (56)        (520)
Interest bearing deposits                             (26)            (3)          (29)           10               3           13
                                                   ------        -------        ------       -------      ----------     --------

     Total interest income on earning assets        7,088          1,063         8,151         4,245          (2,850)       1,395

Interest Expense:
Deposits
     Interest paying demand                          (392)           139          (253)          595            (373)         222
     Savings                                          (47)           (61)         (108)          133             (91)          42
     Time                                           1,461          1,098         2,559          (370)           (863)      (1,233)
                                                    -----          -----         -----        ------         -------       ------
         Total deposits                             1,022          1,176         2,198           358          (1,327)        (969)

Federal funds purchased and securities
     sold under agreements to repurchase              659            233           892           548              80          628
Notes payable                                       2,946            208         3,154           353             (82)         271
                                                    -----         ------         -----        ------        --------      -------

     Total interest expense on liabilities          4,627          1,617         6,244         1,259          (1,329)         (70)
                                                    -----          -----         -----         -----          ------      -------

Net Interest Income                                $2,461         $ (554)       $1,907        $2,986         $(1,521)     $ 1,465
                                                    =====          =====         =====         =====          ======       ======

(1) Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.

(2) Interest is presented on fully taxable equivalent basis using a federal income tax rate of 34%.

Investment Portfolio

The carrying values of investment securities as of the dates indicated are summarized as follows:

                                                             December 31,
                                              ---------------------------------------
                                           2000                 1999                 1998
                                           ----                 ----                 ----
                                                       (Dollars in thousands)
Taxable
US Treasury                               $   4,032            $   8,002           $    9,250
US Government agencies                       22,056               24,787               22,932
States and political subdivisions             5,616                5,654                4,839
Mortgage Backed Securities                    1,001                2,175                3,614
Corporate and other                          14,494               19,004               24,819
                                             ------               ------             --------
     Total taxable                           47,199               59,622               65,454

Tax-exempt
States and political subdivisions            28,976               30,644               36,257
                                             ------               ------             --------
     Total                                  $76,175              $90,266             $101,711
                                             ======               ======              =======

Analysis of Investment Securities Portfolio

The following table shows, by class of maturities at December 31, 2000, the amounts and weighted average yields of such investment securities (1):

                                                                        Carrying          Average
                                                                         Value            Yield(2)
                                                                         -----           --------
                                                                         (In Thousands of Dollars)
U.S. Treasuries:
    One year or less                                                     $ 2,517           6.1497%
    Over one through five years                                            1,515           6.3755
                                                                         -------
          Total                                                          $ 4,032           6.2346%

U.S. Agencies:
    One year or less                                                     $ 1,715           5.8679%
    Over one through five years                                           10,075           5.4815
    Over five through ten years                                            7,806           6.2047
    Over ten years                                                         2,460           6.0767
                                                                         -------
          Total                                                          $22,056           5.8339%

States & Political subdivisions:
    One year or less                                                     $ 4,484           9.5817%
    Over one through five years                                           11,871           8.2814
    Over five through ten years                                           16,732           8.3331
    Over ten years                                                         1,505           9.0982
                                                                         -------
          Total                                                          $34,592           8.5105%

Corporate and Other:
    One year or less                                                     $10,966           8.7438%
    Over one through five years                                            3,528           6.3889
                                                                         -------
          Total                                                          $14,494           8.1706%

Collateralized Mortgage Obligations
    Over five through ten years                                          $   102           5.7013%
    Over ten years                                                           899           6.5567
                                                                         -------
          Total                                                          $ 1,001           6.4698%

         TOTAL                                                           $76,175           7.5235%
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

(2) Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented, assuming a 34% tax rate. The amount of the adjustment, due to the fully tax equivalent basis of presentation, is as follows:

                                                                                          Rate on
                                                                                          Taxable
                                            Tax-exempt                                  Equivalent
                                               Rate               Adjustment               Basis
                                            ----------            ----------            ----------
One year or less                               6.32%                3.25%                  9.57%
Over 1 through 5 years                         5.21                 2.68                   7.89
Over 1 through 10 years                        5.42                 2.79                   8.21
Over 10 years                                  6.00                 3.09                   9.09

     Total                                     5.51%                2.84%                  8.34%

The aggregate book value of the securities of no single issuer except the U.S. Government or agencies exceeded ten percent of the Corporation's consolidated shareholders' equity as of December 31, 2000.

Loan Portfolio

The following table presents the loans outstanding at December 31,

                                                           2000          1999           1998             1997          1996
                                                           ----          ----           ----             ----          ----
                                                                              (In Thousands of Dollars)
Loan categories:
     Lonas held for sale                                   $ 1,018     $  1,117         $ 5,455        $  3,917      $  6,756
     Commercial and agricultural                           279,060      227,855         192,212         158,219       122,934
     Real estate mortgages                                 238,899      204,062         171,554         167,931       115,849
     Consumer                                               81,790       75,204          71,807          74,741        69,081

         Total                                            $600,767     $508,238        $441,028        $404,808      $314,620
                                                           =======      =======         =======         =======       =======

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2000. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                                          One year         One year to         After
                                                           or less         five years       five years           Total
                                                           -------         ----------       ----------           -----
                                                                     (In Thousands of Dollars)
Commercial and agricultural                               $112,222           $143,129         $23,709          $279,060
Real Estate Construction                                    17,052              4,960           1,548            23,560
                                                         ---------           --------        --------         ---------

         Total                                            $129,274           $148,089         $25,257          $302,620
                                                           =======            =======          ======           =======

Loans due after one year:
With pre-determined rate                                                     $121,772         $22,790          $144,562
With adjustable rates                                                          26,317           2,467            28,784
                                                                             --------        --------         ---------

         Total                                                               $148,089         $25,257          $173,346
                                                                              =======          ======           =======

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at December 31,

                                                        2000           1999           1998            1997           1996
                                                        ----           ----           ----            ----           ----
                                                                            (In Thousands of Dollars)
Nonperforming loans:
     Nonaccrual loans:
         Commercial and agricultural                   $   834      $   701          $   584        $   447        $   127
         Real estate mortgages                             876        1,454              186            800             79
         Consumer                                            4           10               20             27             12
                                                      --------      -------          -------        -------        -------
              Total                                      1,714        2,165              790          1,274            218

     Accruing Loans 90 days or more past due:
         Commercial and agricultural                       254          561              359            752            178
         Real estate mortgages                              91           74              241            426            475
         Consumer                                           20           28               21             37             36
                                                       -------      -------          -------        -------        -------
              Total                                        365          663              621          1,215            689

     Renegotiated loans:
         Commercial and agricultural                        53           55               86            121            150
         Real estate mortgages                               0            0                0              0              0
                                                      --------     --------         --------       --------       --------
              Total                                         53           55               86            121            150

Total nonperforming loans                                2,132        2,883            1,497          2,610          1,057

Property from defaulted loans                              513          511              527            663            130
                                                        ------       ------           ------         ------         ------

              Total nonperforming assets                $2,645       $3,394           $2,024         $3,273         $1,187

         Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 2000, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $51,730. The amount of interest income on those loans that was included in net income for the period was $140,614.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 2000, the Corporation had $18,644,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

As of December 31, 2000, there were no concentrations of loans exceeding 10 percent of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation's Annual Report to shareholders for the year ended December 31, 2000.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31,

                                                        2000           1999           1998            1997           1996
                                                        ----           ----           ----            ----           ----
                                                                            (In Thousands of Dollars)
Balance at beginning of period                         $9,317        $9,048           $8,114         $6,247         $4,876
Charge-offs:
     Commercial and agricultural                          369           240               71            211            110
     Real estate mortgages                                 25            67               60             79             45
     Consumer                                             431           492              581            980            625
                                                       ------        ------            -----          -----          -----
         Total charge-offs                                825           799              712          1,270            780
Recoveries:
     Commercial and agricultural                          355           234               97             97             83
     Real estate mortgages                                  2            20               47              7             28
     Consumer                                             272           300              325            309            202
                                                       ------        ------            -----          -----          -----
         Total recoveries                                 629           554              469            413            313
Net charge-offs                                           196           245              243            857            467
                                                       ------        ------            -----          -----         ------
Additions to allowance for loan losses                    736           514            1,177          2,724 (1)      1,838
                                                       ------        ------            -----          -----          -----
Balance at end of period                               $9,857        $9,317           $9,048         $8,114         $6,247
                                                        =====         =====            =====          =====          =====

Net charge-offs as a percent of average loans            .03%          .05%             .06%           .24%           .16%

(1) Includes the allowance of Firstbank - Lakeview at date of acquisition of $1,326.

The allowance for loan losses is based on management's evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.


Allocation of the Allowance for Loan Losses

     The allowance for loan losses was allocated to provide for possible losses within the following loan categories as of December 31,

                             2000                   1999                    1998                   1997                 1996
                     ---------------------------------------------------------------------------------------------------------------
                     Allowance     %of       Allowance     %of      Allowance     %of      Allowance    %of     Allowance      %of
                       for       loans to       for      loans to      for      loans to     for     loans to     for       loans to
                       loan       total        loan       total       loan       total      loan       total     loan        total
                      losses      loans       losses      loans      losses      loans     losses      loans     losses      loans
                  ------------------------------------------------------------------------------------------------------------------
Commercial &
     agricultural    $5,749       44%        $5,344        45%       $4,758       44%      $3,806        39%      $2,763       39%
Real estate
     mortgages          769       43%           539        40           476       40          516        42          364       39
Consumer              1,600       13%         1,521        15         1,690       16        1,621        19        1,576       22

Unallocated           1,739                   1,913                   2,124                 2,171                  1,544
                      -----      ----         -----       ----        -----      ----       -----       ----       -----      ----
         Total       $9,857      100%        $9,317       100%       $9,048      100%      $8,114       100%      $6,247      100%
                      =====      ====         =====       ====        =====      ====       =====       ===        =====      ===

Average Deposits

The daily average deposits and rates paid on such deposits for the years ending December 31,

                                                                2000                      1999                       1998
                                                                ----                      ----                       ----
                                                          Amount      Rate          Amount      Rate          Amount      Rate
                                                          ------      ----          ------      ----          ------      ----
                                                                                (In Thousands of Dollars)
Average Balance:
     Noninterest-bearing demand deposits                $  76,368                  $  70,711                  $  63,257
     Interest-bearing demand deposits                     131,998     3.34%          143,828    3.24%           126,030     3.52%
     Other savings deposits                                70,461     2.37%           72,412    2.45%            67,085     2.58%
     Other time deposits                                  231,367     5.64%          204,417    5.13%           211,243     5.55%
                                                          -------     ----           -------    ----            -------     ----
         Total average deposits                          $510,194     3.75%         $491,368    3.44%          $467,615     3.83%
                                                          =======     ====           =======    ====            =======     ====

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2000, was as follows (In Thousands of Dollars):

                           Three months or less                                               $27,853
                           Over three through six months                                        9,086
                           Over six through twelve months                                      14,686
                           Over twelve months                                                   5,871
                                                                                              -------

                                    Total                                                     $57,496
                                                                                               ======

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended:

                                                                            2000              1999             1998
                                                                            ----              ----             ----
Financial ratios:
     Return on average total assets                                          1.24%           1.32%              1.30%
     Return on average equity                                               13.63%           13.23%            12.98%
     Average equity to average total assets                                  9.12%           10.00%            10.03%
     Dividend payout ratio                                                  36.73%           35.76%            34.16%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note J to the consolidated financial statements in the Corporation's Annual Report to shareholders for the year ended December 31, 2000, which consist of the following:

                                                                                       2000                1999             1998
                                                                                       ----                ----             ----
         Amounts outstanding at the end of the year                                   $21,657             $21,519          $18,678

         Weighted average interest rate at the end of the year                        4.88%               4.17%            3.88%

         Longest maturity                                                             5-18-01             1-18-00          1-20-99

         Maximum amount outstanding at any month end during year                      $26,374             $21,519          $18,678

         Approximate average amounts outstanding during the year                      $23,649             $19,495          $15,618

         Approximate weighted average interest rate for the year                      4.62%               4.05%              4.15%

         The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2. Properties.

     The offices of the Corporation and the main office of Firstbank - Alma are located at 311 Woodworth Avenue, Alma, Michigan. Firstbank - Alma occupies approximately 24,000 square feet of this building owned by Firstbank - Alma. The Corporation's Operations Center is housed in a 14,800 square foot building located in Alma and owned by Firstbank - Alma. The main office of Firstbank (Mount Pleasant) is located at 102 South Main, Mount Pleasant, Michigan. The 5,600 square foot facility is leased. The lease will expire in 2006 . Firstbank has an option to extend the term for an additional five years. The main office of Firstbank - West Branch is located at 502 West Houghton Avenue, West Branch, Michigan in an approximately 3,600 square foot building owned by the Bank. The executive offices of Firstbank - West Branch and a full service branch are located in a 10,000 square foot building owned by the Bank and located at 601 West Houghton Avenue, West Branch, Michigan. The main office of Firstbank - Lakeview, which is owned by the Bank, is located in a brick and block frame building of approximately 16,000 square feet at 506 South Lincoln Avenue, Lakeview, Michigan. The main office of Firstbank - St. Johns, which is owned by the Bank, is located in a 3,400 square foot building at 201 North Clinton, St. Johns, Michigan. The subsidiary banks operate a total of 30 branch facilities, all but two of which are owned and most of which are full service facilities and which range in size from 1,200 to 3,200 square feet used for banking purposes. In several instances, branch facilities contain more space than required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses.

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


Supplemental Item.  Executive Officers of the Registrant.

     The following information concerning executive officers of the Corporation has been omitted from the registrant's proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

     Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Information concerning the executive officers of the Corporation to the Board of Directors of the Corporation is given below. Except as otherwise indicated, all existing officers have had the same principal employment for over 5 years.

          William L. Benear (age 54) became President & CEO of Firstbank - Lakeview on January 1, 2000. He was also appointed a Vice President of the Corporation. Prior to becoming Lakeview's President & CEO, Mr. Benear had been Executive Vice President of Firstbank - Lakeview since 1994.

          David L. Miller (age 35) was named a Vice President of the Corporation December 8, 2000. Prior to this appointment, Mr. Miller was a Senior Vice President of Firstbank - Lakeview, having been employed at Lakeview since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

          Dale A. Peters (age 58) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of Firstbank - West Branch since 1987. He has been Chairman of the Board of Firstbank - West Branch since 1988.

          Samuel G. Stone (age 55) was appointed Vice President, CFO, Secretary and Treasurer of the Corporation in November 2000. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President - Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President - Director of Corporate Planning, and Vice President - Trust Investments.

          Thomas R. Sullivan (age 50) was appointed President & CEO of the Corporation on January 1, 2000. He has also served as President, CEO, and director of Firstbank (Mt. Pleasant) since 1991. Mr. Sullivan had been Executive Vice President of the Corporation since 1996 and served as Vice President of the Corporation from 1991 to 1996.

          James M. Taylor (age 59), was appointed as the President & CEO of Firstbank - St. Johns in March 2000. Prior to that appointment, Mr. Taylor had been Senior Vice President at Firstbank (Mt. Pleasant) since 1989.

          James E. Wheeler, II (age 41), was appointed President & CEO of Firstbank - Alma on January 1, 2000. Mr. Wheeler had been Executive Vice President of Firstbank - Alma since 1999. From 1994 to 1999, Mr. Wheeler served as Senior Vice President and Chief Loan Officer of Firstbank - Alma.

                                     PART II


ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The information under the caption "Common Stock Data" on page 12 in the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference.


ITEM 6. Selected Financial Data.

     The information under the heading "Financial Highlights" on page 3 in the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 11 in the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Information under the headings "Liquidity and Interest Rate Sensitivity" on page 8 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 and 10 in the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference.


ITEM 8. Financial Statements and Supplementary Data.

     The report of independent auditors and the consolidated financial statements on pages 13 through 17 and the quarterly results of operations on page 30 in the registrant's annual report to shareholders for the year ended December 31, 2000, are here incorporated by reference.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant.

     The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 23, 2001, is here incorporated by reference.


ITEM 11. Executive Compensation.

     Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 23, 2001, is here incorporated by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 23, 2001, is here incorporated by reference.


ITEM 13. Certain Relationships and Related Transactions.

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 23, 2001, is here incorporated by reference.

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(l)   Financial Statements.

     The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 2000, in Item 8:

                                                                                Page Number in
         Statement or Report                                                     Annual Report
         -------------------                                                    --------------
         Report of Independent Auditors                                              13
         Consolidated Balance Sheets as of December 31, 2000
              and 1999                                                               14
         Consolidated Statements of Income and Comprehensive
              Income for the years ended December 31, 2000, 1999, and 1998           15
         Consolidated Statements of Changes in Shareholders' Equity for
              the years ended December 31, 2000, 1999, and 1998                      16
         Consolidated Statements of Cash Flows for the years
              ended December 31, 2000, 1999, and 1998                                17
         Notes to Consolidated Financial Statements                               18 - 30

     The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 2000.

     (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
         The Exhibit Index is located on the final page of this report on Form 10-K.

(b)  Reports on Form 8-K.

     The registrant filed a Current Report on Form 8-K during the last quarter of the period covered by this report. The Form 8-K was dated November 22, 2000, and reported that Mr. Samuel G. Stone had been appointed as Vice President and Chief Financial Officer of the registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 26, 2001.

                                    FIRSTBANK CORPORATION


                                    /s/ Thomas R. Sullivan
                                    Thomas R. Sullivan
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Samuel G. Stone
                                    Samuel G. Stone
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated. Each director of the Registrant, whose signature appears below, hereby appoints Thomas R. Sullivan and Samuel G. Stone, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

           Signature                                                  Date
           ---------                                                  ----

/s/ Duane A. Carr                                                 March 26, 2001
Duane A. Carr

/s/ William E. Goggin                                             March 26, 2001
William E. Goggin

/s/ Edward B. Grant                                               March 26, 2001
Edward B. Grant

/s/ Charles W. Jennings                                           March 26, 2001
Charles W. Jennings

________________________________                                  March 26, 2001
Benson S. Munger

/s/ Phillip G. Peasley                                            March 26, 2001
Phillip G. Peasley

/s/ David D. Roslund                                              March 26, 2001
David D. Roslund

/s/ Thomas R. Sullivan                                            March 26, 2001
Thomas R. Sullivan

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

10(g)* Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant's report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

13 2000 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.) This report was delivered to the registrant's shareholders as an appendix to the registrant's proxy statement dated March 27, 2001, relating to the April 23, 2001, annual meeting of shareholders, which was delivered to the registrant's shareho9lders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

21        Subsidiaries of Registrant.

23        Consent of Crowe, Chizek and Company LLP.

24        Powers of Attorney.  Contained on the signature page of this report.

99        Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

                                   Exhibit 13
                  Rule 14a-3 Annual Report to Security Holders





                                      2000
                                  Annual Report



This 2000 Annual Report contains audited financial statements and a detailed financial review. This is Firstbank Corporation's 2000 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the "SEC") except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2000 Report to Shareholders accompanies this proxy statement. That report presents information concerning the business and financial results of Firstbank Corporation in a format and level of detail that we believe shareholders will find useful and informative. Shareholders who would like to receive even more detailed information than that contained in this 2000 Annual Report are invited to request our Annual Report on Form 10-K.

Firstbank Corporation's Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801-6029.

                               PRESIDENT'S MESSAGE

TO OUR SHAREHOLDERS:

On behalf of the employees, officers, and directors of Firstbank Corporation, I am pleased to report that we enjoyed record profits and growth during 2000, which was a year marked by steadily rising interest rates, stock market volatility, and further consolidation within the financial services industry. We achieved these results by maintaining our focus on asset quality, balance sheet growth, and customer service, while continuing to position ourselves as the community banking alternative to regional and national providers.

This report will highlight some of our achievements during 2000, and will introduce you to several of the individuals who serve as directors on the boards of our subsidiary banks. These individuals, along with all of their fellow directors, provide unique links to our communities and customers that give us a market advantage over our larger competitors. Their contributions to the growth and success of our banks, our Company, and the communities we serve, are sincerely appreciated.

Earnings. Net income for 2000 was $8,543,000 which was the highest level of earnings ever achieved by our Company. These earnings represent $1.73 diluted earnings per share adjusted for the 5% stock dividend paid in December 2000, a 9.50% increase over the $1.58 diluted earnings per share in 1999. These record earnings improved our return on average equity to 13.63% from the 13.23% posted in 1999.

Asset Quality. We maintained our focus on asset quality during 2000 realizing that an economic downturn may occur in the near future. Net charge offs during 2000 were very low, representing only .04% of average loans. The reserve for loan losses now exceeds $9,857,000 which represents 1.64% of total loans at year end. Our net charge off ratio continues to compare favorably with our peer banks. When coupled with our high quality loan portfolio, strong independent loan review program, and sustained history of low loan losses, we believe our reserves for potential loan losses appropriately reflect the inherent risks.

Growth. Total assets and total loans reached record levels on December 31, 2000. Total assets increased 13% during the year to $733 million at year end. Total loans increased to $601 million, an 18.3% increase when compared with total loans of $508 million at year end 1999. In addition to strong growth within our current markets, growth was stimulated by two specific initiatives within the Company. Our newest bank subsidiary, Firstbank - St. Johns, opened in June 2000 and had over $22 million of total assets by year end, which was substantially ahead of our initial projections. Firstbank in Mt. Pleasant continued to emphasize the "Commercial Loan Participation" program, introduced in September 1999, through which other banks may service their large customer loan requests in cooperation with Firstbank. Over $25 million of loans were approved through this program during 2000. In addition to generating high quality earning assets for our Company, this program has helped to establish and improve our relationships with other Michigan community banks.

Expansion. In addition to establishing Firstbank - St. Johns we entered several new lines of business during 2000 in an effort to enhance and expand our mortgage lending business. In March of 2000 we opened 1st Title, which is a title insurance agency providing service to customers of all five of our banks as well as to other real estate professionals. In June we acquired Gladwin Land Company, Inc. which provides real estate appraisal services throughout central and northeastern Michigan. In November we formed 1st Realty, Inc., in order to acquire a real estate agency in West Branch, and in January 2001 we merged 1st Realty with C.A. Hanes Real Estate Company, a leading real estate agency in that area of Michigan. These organizations all complement our core banking business, and provide us the tools to more quickly and economically serve the needs of customers involved in real estate transactions. We believe that our ability to be a "one stop" source of real estate services for both our customers, and the customers of other lenders doing business in our markets, will result in additional fee income in the future.

Efficiency. During 2000 we continued to closely monitor all of our costs in an effort to operate as economically as possible. A centralized purchasing function was established, and the adoption of the "Firstbank" name and logo by each of our bank affiliates will reduce future costs while simultaneously improving our customer service and brand recognition.

Management. We continue to have strong management teams at each of our subsidiaries, and the holding Company staff has been strengthened during the year to assure the highest level of service to all of our customers. Mr. Samuel
G. Stone joined the Company in November 2000 as Vice President and Chief Financial Officer with substantial financial experience in a regional bank holding company. His particular knowledge in the areas of capital management, strategic planning, and mergers and acquisitions will serve us well in the future. Mr. David Miller, who had been serving as Senior Vice President of Firstbank - Lakeview, was appointed Vice President of the Company in December 2000 and is now responsible for human resources, training, sales, and marketing.

Shareholder Return. During 2000 the total return to Firstbank Corporation shareholders (including reinvestment of cash dividends) was 5.1%, bringing the compound average annual return to 21.1% during the last five years. An investment in the S&P 500 for that same five year period has produced a compound average annual return of 18.3%, while the KBW 50 and NASDAQ Bank indexes (which are composites of large bank and smaller bank results) had five year returns of 21.0% and 19.2%, respectively. Our stock price has reflected the volatility of the stock market during the past few years, but as these returns indicate, our total return to shareholders compares favorably to the benchmarks. Be assured that we remain committed to increasing shareholder value, and that our focus on growth, asset quality and earnings should result in improved valuation of our stock over the long term.

Strategy. Our Company's fundamental strategy is that community banks which have strong local boards and management teams, focused on growth and asset quality, will outperform regional and national competitors, to the benefit of shareholders, customers, communities, and employees. Continued consolidation within the industry will present us with additional opportunities for further expansion of our concept of community banking, and we look forward to a bright future.

In conclusion, I would like to thank Chuck Jennings and Bob Smith for their 13 years of service as directors of our West Branch bank and Alan Stone for his eight years of service as a director of our Alma bank. The dedication of these individuals has been greatly appreciated. We would also like to thank Chuck Jennings for his services as a corporate board member for the past 12 years. We wish these gentlemen well in their retirement.

I would like to thank our dedicated and hard-working staff members. Now over 400 strong, they have made our success possible. It is the quality of our people that allows us to provide the products and the services that retain and attract customers to our Company. Their efforts are sincerely appreciated.

Thank you for your investment in Firstbank Corporation. We appreciate the support and encouragement of our shareholders, and always welcome your comments or suggestions.

Respectfully submitted,


/s/ Thomas R. Sullivan
Thomas R. Sullivan
President & Chief Executive Officer

                              FINANCIAL HIGHLIGHTS
                              Firstbank Corporation

For the year:                                                   2000            1999           1998           1997            1996
                                                                ----            ----           ----           ----            ----
(In Thousands of Dollars, except per share data)
  Interest income                                            $54,332         $46,062         $44,484        $37,864         $31,016
  Net interest income                                         28,805          26,779          25,131         21,334          17,735
  Provision for loan losses                                      736             514           1,177          1,398           1,838
  Noninterest income                                           5,431           5,369           5,868          3,697           3,297
  Noninterest expense                                         21,052          20,068          19,402         15,825          12,790
  Net income                                                   8,543           8,036           7,303          5,558           4,643

At year end:
  Total assets                                               733,267         650,552         603,014        536,322         404,571
  Total earning assets                                       679,322         598,915         555,254        486,949         372,777
  Loans                                                      600,767         508,238         441,028        404,808         314,620
  Deposits                                                   537,224         491,404         494,053        445,666         358,669
  Other borrowings                                           122,259          90,203          40,894         28,823           9,072
  Shareholders' equity                                        64,204          61,032          59,775         54,532          33,088

Average balances:
  Total assets                                               687,190         607,443         560,938        460,439         372,829
  Total earning assets                                       637,317         561,045         516,455        427,640         350,500
  Loans                                                      553,201         464,550         414,316        353,061         290,181
  Deposits                                                   510,194         491,368         467,615        395,883         324,135
  Other borrowings                                           105,593          47,120          29,065         17,948          14,145
  Shareholders' equity                                        62,675          60,752          56,258         41,240          30,640

Per share:(1)
  Basic earnings                                                1.76            1.62            1.47           1.28            1.18
  Diluted earnings                                              1.73            1.58            1.41           1.24            1.16
  Cash dividends                                                 .65             .58             .50            .41             .32
  Shareholders' equity                                         13.46           13.00           11.97          10.97            8.36

Financial ratios:
  Return on average assets                                     1.24%           1.32%           1.30%          1.21%           1.25%
  Return on average equity                                    13.63%          13.23%          12.98%         13.48%          15.15%
  Average equity to average assets                             9.12%          10.00%          10.03%          8.96%           8.22%
  Dividend payout ratio                                       36.73%          35.76%          34.16%         33.51%          27.94%

               Firstbank - Lakeview results are included from August 8, 1997, the date of acquisition
               Firstbank - St. Johns results are included from June 16, 2000, the date of inception
               Gladwin Land Company results are included from May 8, 2000, the date of acquisition
(1) All per share amounts adjusted for stock dividends and stock split


The Company's Form 10-K Annual Report to the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P. O. Box 1029, Alma, Michigan 48801-6029.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section of the annual report is to provide a narrative discussion about Firstbank Corporation's financial condition and results of operations. Please refer to the consolidated financial statements and the selected financial data presented in this report in addition to the following discussion and analysis.


RESULTS OF OPERATIONS

Highlights

The Company posted record net earnings for the ninth consecutive year. Net income of $8,543,000 exceeded 1999 results of $8,036,000 by 6.3%. For the past five years, net income has increased at an annual compound growth rate of over 17%. The Company's results reflect continued strength of core banking activities as opposed to the effect of nonrecurring or unusual factors. Contributing to the record results of 2000 was an $80 million increase in earning assets.

Management believes that standard performance indicators help evaluate the Company's performance. The Company posted a return on average assets of 1.24%, 1.32% and 1.30% for 2000, 1999 and 1998, respectively. Total average assets increased $80 million in 2000, $47 million in 1999, and $100 million in 1998. Return on average equity was 13.63% in 2000 compared to 13.23% and 12.98% in 1999 and 1998. Average equity increased $2 million in 2000. Basic earnings per share were $1.76, $1.62 and $1.47 for 2000, 1999, and 1998. Diluted earnings per share were $1.73, $1.58, and $1.41 for the same time periods. In 1999 and 2000, the Company repurchased 180,150 and 258,319 shares of its common stock, completing the Board authorized repurchase program. The interest cost of funding the repurchase contributed to the decline in return on average assets in 2000. However, the repurchase helped to maintain capital at the appropriate level and allow growth in net income to result in increasing return on equity.

Net Interest Income

The core business of the Company is earning interest on loans and securities and paying interest on deposits and borrowings. In successfully managing this business, the Company has increased its net interest income by $2 million for 2000, for a 7.5% gain when compared to 1999. Net interest margin declined to 4.63% in 2000 compared to 4.92% in 1999 and 5.06% in 1998, but remains competitive among peer performance. During 2000, the Company's loan to deposit ratio was 104% compared to 93% in 1999 and 87% in 1998. Net end of period loans grew $92 million or 18% during 2000.

A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risks. While interest rates on earning assets and interest bearing liabilities are subject to market forces, in general the Company can exert more control over deposit costs than earning asset rates. Loan products carry either fixed rates of interest or rates tied to market indices determined independently. The Company sets its own rates on deposits, providing management with some flexibility in determining the timing and proportion of rate changes for the cost of its deposits. However, competitive forces and the need to maintain and grow deposits as a funding source place limitations on the degree of control over deposit rates.

The following table presents a summary of net interest income for 2000, 1999, and 1998. In 2000, the average rate realized on earning assets was 8.65%, an increase of 28 basis points from the 1999 results of 8.37%, and a 17 basis point reduction from the rate of 8.82% realized in 1998. In 1998, the prime rate was reduced 25 basis points three times during the fourth quarter. Prime rate changes in 1999 reversed the 1998 actions with three increases of 25 basis points each during the last half of 1999. During 2000, the prime rate increased 25 basis points twice in the first quarter, another 50 basis points in the second quarter, then was unchanged for the balance of the year. As the prime rate decreases, management expects the yield on earning assets to decrease. At December 31, 2000, slightly over 18% of the loan portfolio was comprised of variable rate instruments. Those loans will reprice monthly or quarterly as rates change. The remaining 82% of the loan portfolio is made up of fixed rate loans that do not reprice until maturity. Of the fixed rate loans, approximately $121 million or 23% of the loan portfolio mature within the next twelve months and are subject to rate adjustments at maturity.

Summary of Consolidated Net Interest Income
                                                 Year Ended                    Year Ended                      Year Ended
                                              December 31, 2000             December 31, 1999               December 31, 1998
                                              -----------------             -----------------               -----------------
(In Thousands of Dollars)               Average             Average    Average              Average   Average              Average
                                        Balance   Interest    Rate     Balance    Interest   Rate     Balance    Interest    Rate
Average Assets
  Interest earning assets:
    Taxable securities                  $ 52,590   $  3,365  6.40%     $ 60,033   $  3,651   6.08%   $ 55,861    $  3,431   6.15%
    Tax exempt securities (1)             29,584      2,267  7.66        33,307      2,572   7.72      33,455       2,589   7.74
                                        --------    -------             -------    -------            -------     -------
      Total securities                    82,174      5,632  6.85        93,340      6,223   6.67      89,316       6,020   6.74

    Loans (1) (2)                        551,357     49,237  8.93       462,516     40,467   8.75     412,884      38,768   9.39
    Federal funds sold                     3,290        209  6.35         4,190        208   4.96      13,446         728   5.41
    Interest bearing deposits                496         26  5.24           999         55   5.50         809          42   5.20
                                      ----------  ---------           ---------  ---------          ---------   ---------
      Total earning assets               637,317     55,104  8.65       561,045     46,953   8.37     516,455      45,558   8.82

  Nonaccrual loans                         1,844                          2,034                         1,432
  Less allowance for loan loss            (9,754)                    (9,213)                        (8,543)
  Cash and due from banks                 20,160                         18,877                        19,173
  Other non earning assets                37,623                         34,700                        32,421
                                        --------                       --------                      --------
      Total assets                      $687,190                       $607,443                      $560,938
                                         =======                        =======                       =======

Average Liabilities
  Interest bearing liabilities:
    Demand                              $131,998    $ 4,409  3.34%     $143,828    $ 4,662   3.24%   $126,030      $4,440   3.52%
    Savings                               70,461      1,668  2.37        72,412      1,776   2.45      67,085       1,734   2.58
    Time                                 231,367     13,044  5.64       204,417     10,485   5.13     211,243      11,718   5.55
    Federal funds purchased and
      repurchase agreements               41,901      2,277  5.43        29,343      1,385   4.72      17,601         757   4.30
    Notes payable                         63,692      4,129  6.48        17,777        975   5.49      11,464         704   6.14
                                        --------    -------            --------   --------          ---------     -------
      Total interest bearing liabilities 539,419     25,527  4.73       467,777     19,283   4.12     433,423      19,353   4.47

  Demand deposits                         76,368                         70,711                        63,257
                                        --------                       --------                      --------
      Total funds                        615,787                        538,488                       496,680

  Other non interest bearing liabilities   8,728                          8,203                         8,000
                                        --------                      ---------                     ---------
      Total liabilities                  624,515                        546,691                       504,680

  Average shareholders' equity            62,675                         60,752                        56,258
                                        --------                       --------                      --------
       Total  liabilities and
       shareholders' equity             $687,190                       $607,443                      $560,938
                                         =======                        =======                       =======

  Net interest income (1)                          $ 29,577                        $27,670                        $26,205
                                                    =======                         ======                         ======

  Rate spread (1)                                             3.92%                           4.25%                        4.35%
                                                              ====                            ====                         ====

  Net interest margin (percent of
    average earning assets)  (1)                              4.63%                           4.92%                        5.06%
                                                              ====                            ====                         ====

(1) Presented on a fully taxable equivalent basis using a federal income tax rate of 34%.
(2) Interest income includes amortization of loan fees of $1,302,000, $1,312,400, and $1,726,000 respectively. Interest on nonaccrual loans is not included.

As rates decline, maturing investment securities could not be replaced with comparable securities bearing higher yields than available a year ago, although yields would not necessarily be lower than the yields on maturing securities. Much of the current investment portfolio was purchased in rate environments similar to the current rate conditions. Although management expects to lose some yield when replacing investment securities, they do not believe that the decrease will equate to the basis point decline seen in the prime rate.

The average rate paid on interest bearing liabilities was 4.73% in 2000 compared to 4.12% and 4.47% in 1999 and 1998 respectively. Deposit products have experienced increases in cost over the past year as interest rates paid grew in response to the rise in prime rate. As the prime rate increased in 2000, deposit rates have also climbed, but not as fast or to the extent of the changes in the prime rate. The company has funded a portion of its loan growth with borrowings from the Federal Home Loan Bank. Average outstanding balances increased over $38 million in 2000. While these borrowings are an economical method of funding loans, the cost is higher than the Company's core deposit costs. The average rate of Federal Home Loan Bank funding increased 90 basis points in 2000 to 6.37% when compared to 1999 rates of 5.47%. However, Federal Home Loan Bank rates have begun to decrease along with decreases in the Federal Funds rates.

The 2000 rate spread of 3.92% is 33 basis points lower than 1999 results of 4.25% and a 43 basis point reduction from 4.35% in 1998. Tax equivalent net interest income increased $1.9 million in 2000 as total average earning assets grew $76 million. Net interest margin of 4.63% for 2000 was 29 basis points less than the 1999 results. Although net interest margin decreased, the Company is performing competitively among peers in this critical measurement. Decreases in both net interest margin and rate spread are the result of rates on average earning assets increasing 28 basis points while the average cost of interest bearing liabilities increased 61 basis points. Average earning assets represented 93% and 92% of total average assets in 2000 and 1999.

Provision for Loan Losses

The provision for loan losses was $736,000 in 2000 compared to $514,000 in 1999 and $1.2 million in 1998. The increases in the provision for loan losses in 2000 reflect the growth in the loan portfolio, as net charge offs and nonperforming loans remained at very low levels. At December 31, 2000, the allowance for loan losses as a percent of total loans was 1.64% compared to 1.83% and 2.05% at December 31, 1999, and December 31, 1998, respectively. Net charged off loans totaled $196,000 in 2000 compared to $245,000 in 1999 and $243,000 in 1998.
During 2000, over $628,000 of recoveries were realized contributing to the year's strong results. Recoveries in 1999 were $554,000 and in 1998 were $469,000. Net charged off loans as a percent of average loans were .04% in 2000 compared to .05% in 1999 and .06% in 1998. Total nonperforming assets were .46% of ending loans at December 31, 2000, compared to .67% and .46% at the two previous year ends. Management maintains the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the portfolio, delinquencies and other relevant factors.

Noninterest Income

After a decrease of $499,000, or 8.5%, from 1998 to 1999, total noninterest income increased $62,000 in 2000. Service charges on deposit accounts increased $128,000, or 8.12%, from 1999 to 2000. Climbing interest rates in 1999 and the level of interest rates in 2000 steeply curtailed the mortgage refinancing market. Trust fees declined $3,000 in 2000, after having increased $53,000 in 1999, as market conditions and the distribution of certain trust assets offset growth of fees in 2000.

Other noninterest income posted gains of $255,000, or 11%, when comparing 2000 to 1999. Of this increase over $137,000 was from the recognition of market gains and dividends on the investments underlying the balances in the deferred compensation accounts. A comparable entry is recorded in other noninterest expense creating no impact on total net income. Excluding these gains and dividends, other noninterest income increased $118,000, or 5%, in 2000.

Noninterest Expense

Salary and benefit expense increased $839,000, or 8.0%, during 2000. The increase is the result of normal salary increments and merit raises, and, in addition, the Company opened its new full service bank in St. Johns, Michigan, during 2000, requiring the addition of personnel. The company employed twenty-three more full time equivalent employees at the end of 2000 than at the same time in 1999, resulting in the additional increase in salary and employee benefit cost.

Amortization of intangibles increased $127,000 or 21% in 2000 when compared to 1999. Additional intangible expense was incurred due to the acquisition of Gladwin Land, Inc., by Firstbank Corporation and a subsidiary's acquisition of a real estate brokerage company, and the assets of another real estate brokerage firm.

Other noninterest expense decreased by 3%, or $146,000 in 2000. Management continues to search for more efficient means of delivering services.

Federal Income Tax

The company's effective tax rates were 31%, 31% and 30% for 2000, 1999 and 1998. The principal difference between the effective tax rates and the statutory tax rate of 34% is the Company's investment in securities and loans which provide income exempt from federal income tax.

FINANCIAL CONDITION

Total assets at December 31, 2000, were $733 million, exceeding the December 31, 1999, assets of $651 million by $82 million or 13%. Loans grew $93 million or 18.2% during 2000 with commercial loans leading the advance by $51 million or 22.5%. Real estate mortgages grew by $35 million, or 16.9%, while consumer loans posted a moderate $7 million increase or 8.8%. The start up bank and acquisitions accounted for $22 million assets at Firstbank - St. Johns, $500,000 at Gladwin Land, and $620,000 at our real estate subsidiary, now known as C.A. Hanes Realty, Incorporated ("C.A. Hanes").

The following table provides information on the changes in loan balances and mortgages serviced for others during 2000:

                                                                     (In Thousands of Dollars)
                                                    2000               1999              Change             % Change
                                                    ----               ----              ------             --------
        Loans Held for Sale                     $    1,018         $    1,117        $     (99)               (8.9%)
        Commercial                                 279,060            227,855           51,205                22.5%
        Real Estate Mortgages                      238,899            204,062           34,837                17.1%
        Consumer                                    81,790             75,204            6,586                 8.8%
                                                 ---------          ---------          -------
          Total                                   $600,767           $508,238          $92,529                18.2%

        Mortgages serviced for others             $238,800           $233,660         $  5,140                 2.2%

A portion of the loan growth was funded by a $14 million or 15.6% reduction in the investment securities portfolio.

Premises and equipment increased $753,000 after recognized depreciation of $1,394,000. Several projects contributed to this increase. During 2000, the Company opened a new affiliate bank and purchased Gladwin Land, Incorporated. One affiliate converted a previously purchased property into a new branch which opened in May, 2000, and one affiliate purchased 1st Realty, Incorporated (which later merged with C.A. Hanes).

Total deposits increased at the end of 2000 to $537 million, an increase of $45.8 million, or 9%. While interest demand accounts declined a modest .5%, or $700,000, noninterest demand deposits increased $4.5 million or 6% for a net increase in demand deposit products of $3.8 million. Savings accounts declined $2 million, or 2.6%, while time deposits increased $44 million, or 21%. Securities sold under agreements to repurchase remained constant at $22 million.

Notes payable increased $45.6 million at December 31, 2000, as compared to December 31, 1999. As loan growth has outstripped deposit growth, the Company used Federal Home Loan Bank borrowings and reductions in investments to fund the increase in loans. Overnight borrowings decreased $13.6 million from year end 1999 to 2000. Note J has a more complete discussion of borrowings.

Asset Quality

Management continues to follow a conservative course in the recognition of problem loans. In most cases, when a loan reaches 90 days past due, all income earned but not collected is deducted from current income. Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against (reduction of) the allowance for loan losses. In 2000, net charged off loans were $196,000 compared to $245,000 in 1999. Net charged off loans as a percentage of average loans were .04% and .05% in 2000 and 1999.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due, and any loans where the terms have been renegotiated. Total nonperforming loans were $2.2 million and $2.9 million at December 31, 2000 and 1999. The investment in impaired loans was $5.8 million at December 31, 2000, compared to $4.7 million at December 31, 1999. Please refer to Note F to the consolidated financial statements for more information on impaired loans. Total nonaccrual loans were $1.7 million at December 31, 2000, compared to $2.2 million at the end of 1999.

The allowance for loan losses increased $540,000 or 5.8% during 2000. The allowance for loan losses represents 1.64% of outstanding loans at the end of 2000 as compared to 1.83% at December 31, 1999. Management maintains the allowance at a level which they believe adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Management focuses on early identification of problem credits through ongoing review by management, loan personnel and an outside loan review specialist.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers needing to meet their credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. The net interest margin was 4.63% in 2000 compared to 4.92% in 1999. Loan yields were 8.93% in 2000 compared to 8.75% in 1999. Deposit costs increased 31 basis points from 4.10% in 1999 to 4.41% in 2000. Notes payable increased as a funding source, with average balances of $63,692,000 in 2000 compared to $17,777,000 in 1999. In 2000, the average cost of funds on notes payable was 6.48%, compared to 4.41% on deposits.

An increase in deposit rates affects most rates currently paid and, therefore, has an immediate negative impact on net interest margin. With the exception of variable rate loans, an increase in loan rates does not affect the yield until a new loan is made. The prime rate increased 25 basis points twice during the first quarter of 2000 and an additional 50 basis points during the second quarter and then remained unchanged for the last two quarters. In addition to the increased reliance on notes payable, competition for both loans and deposits caused margins to shrink in 2000.

The principal sources of liquidity for the Company are maturing securities, federal funds purchased or sold, loan payments by borrowers, investment securities, loans held for sale and deposit or deposit equivalent growth.
Securities maturing within one year at December 31, 2000, were $26.6 million compared to $26.8 million at December 31, 1999.

The following table shows the interest sensitivity gaps for five different intervals as of December 31, 2000:

                                                       Maturity or repricing frequency
                                                       -------------------------------
                                                            (Dollars in millions)
                                                   2 days          4 mos.          13 mos.
                                                   through         through         through
                                     1 day         3 mos.          12 mos.         5 yrs.         5+ yrs.
Interest earning assets:
Loans                              $  94.9        $  67.1          $  87.8         $291.7         $59.2
Investment securities                  4.4            6.7              6.9           31.5          26.7
Other earning assets                   0.8
                                   -------
     Total                           100.1           73.8             94.7          323.2          85.9

Interest bearing liabilities:
Deposits                             284.9           72.6            130.5           49.2
Other bearing liabilities             16.7           21.4              5.9           22.8          55.5
                                    ------           ----          -------         ------          ----
     Total                           301.6           94.0            136.4           72.0          55.5

Interest sensitivity gap            (201.5)         (20.2)           (41.7)         251.2          30.4

Cumulative gap                      (201.5)        (221.7)          (263.4)         (12.2)         18.2

For the one day interval, maturities of interest bearing liabilities exceed those of interest earning assets by $201.5 million. Included in the one day maturity classification are $284.9 million savings and checking accounts which are contractually available to the Company's customers immediately, but in practice, function as core deposits with considerably longer maturities. The pattern of interest sensitive liability maturities exceeding interest sensitive assets changes through the five year time frame resulting in a cumulative effect of $12.2 million through five years. For the time period greater than five years, the positive trend continues so that interest sensitive assets exceed interest sensitive liabilities by $18.2 million.

Showing a negative gap through the five year period in a rising rate scenario, as the Company experienced in 2000, does not necessarily result in a corresponding decline in net interest income. In practice, the affiliate banks are able to ameliorate the adverse impact of rising prime rates by trailing the prime rate increases with deposit rate increases, and adjusting interest paid rates less than the total change in the prime rate.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of the interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with its asset liability management, and model and measure interest rate sensitivity.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. Throughout 2000, the results of these measurement techniques were within the Company's policy guidelines. While the Company did begin relying more on Federal Home Loan Bank borrowings in 2000, the Company does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company, or in how those exposures were managed in 2000 as compared to 1999. As of the date of this annual report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The Company's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Company's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" in this annual report for a discussion of the limitations on the Company's responsibility for such statements.

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and 1999. They show expected maturity date values for loans and investment securities which were calculated without adjusting the instruments' contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. The Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following tables. Fair value is computed as the present value of expected cash flows at rates in effect at the date indicated.

December 31, 2000                                                  (In Thousands of Dollars)                             Fair Value
-----------------                            2001        2002      2003       2004      2005      Thereafter    Total     12/31/00
                                             ----        ----      ----       ----      ----      ----------    -----     --------
Rate sensitive assets:
  Fixed interest rate loans                120,718      83,055    96,225     62,427     56,460      72,315     491,200     489,710
    Average interest rate                    8.19%       8.46%     8.35%      8.06%      8.28%       8.32%
  Variable interest rate loans              53,178       7,642    10,645      7,503     17,166      13,433     109,567     109,836
    Average interest rate                    9.87%      10.31%    10.13%     10.29%      9.74%       9.51%
  Fixed interest rate securities            14,385      10,909     6,784      8,371      4,628      30,880      75,957      75,957
    Average interest rate                    6.31%       5.99%     7.29%      6.64%      6.76%       5.76%
  Variable interest rate securities                                                                    218         218         218
    Average interest rate                                                                            7.51%
  Other interest bearing assets              2,380                                                               2,380       2,380
    Average interest rate                    5.08%
Rate sensitive liabilities:
  Savings & interest bearing checking      204,108                                                             204,108     204,108
    Average interest rate                    2.94%
  Time deposits                            203,394      28,218    11,130      5,212      4,028         839     252,821     254,987
    Average interest rate                    5.96%       6.09%     5.90%      5.65%      6.45%       5.91%
  Fixed interest rate borrowings            31,850       1,500     7,000          0     11,304      48,948     100,602      96,174
    Average interest rate                    7.10%       6.85%     6.04%         0%      5.70%       5.55%
  Variable interest rate borrowings            (0)                                                                 (0)           0
    Average interest rate                       0%
  Repurchase Agreements                     21,657                                                              21,657      19,194
    Average interest rate                    4.05%

December 31, 1999                                                     (In Thousands of Dollars)                          Fair Value
-----------------                            2000        2001      2002       2003      2004      Thereafter    Total     12/31/99
                                             ----        ----      ----       ----      ----      ----------    -----     --------
Rate sensitive assets:
  Fixed interest rate loans               $103,084     $67,718   $76,174    $57,290    $53,702     $62,682    $420,650    $413,094
    Average interest rate                    8.36%       8.56%     8.33%      8.29%      8.16%       8.46%
  Variable interest rate loans            $ 40,910     $ 8,642   $ 8,274    $ 8,791    $ 9,583     $11,388    $ 87,588    $ 86,024
    Average interest rate                    9.08%       9.28%     9.55%      9.38%      9.24%       9.17%
  Fixed interest rate securities          $ 19,163     $15,143   $10,583    $ 6,481    $ 7,891     $30,785    $ 90,046    $ 90,046
    Average interest rate                    6.76%       5.93%     6.08%      6.09%      5.82%       5.77%
  Variable interest rate securities                                                                $   220    $    220    $    220
    Average interest rate                                                                            6.32%
  Other interest bearing assets           $    411                                                            $    411    $    411
    Average interest rate                    4.63%
Rate sensitive liabilities:
  Savings & interest bearing checking     $206,723                                                            $206,723    $206,723
    Average interest rate                    2.99%
  Time deposits                           $160,325     $26,067   $11,274    $ 6,647    $ 4,497     $    27    $208,837    $207,705
    Average interest rate                    5.02%       5.45%     5.67%      5.43%      5.57%       6.23%
  Fixed interest rate borrowings          $ 48,550     $   250              $ 7,000                $ 3,664    $ 59,464    $ 58,953
    Average interest rate                    5.70%       5.56%                5.08%                  6.04%
  Variable interest rate borrowings       $  9,220                                                            $  9,220    $  9,142
    Average interest rate                    5.44%
  Repurchase Agreements                   $ 21,519                                                            $ 21,519    $ 21,519
    Average interest rate                    4.05%

CAPITAL RESOURCES

The  Company  obtains  funds  for  its  operating   expenses  and  dividends  to
shareholders through dividends from its subsidiary banks. In general, the subsidiary banks pay only those amounts required to meet holding company cash requirements. No excess liquidity is accumulated at the holding company, rather capital is maintained at the subsidiary banks to support growth.

Bank regulators have established risk based capital guidelines for banks and bank holding companies. Minimum capital levels are established under these guidelines. Each asset category is assigned a perceived risk weighting. Off balance sheet items, such as loan commitments and standby letters of credit, also require capital allocations.

As of December 31, 2000, the Company's total capital to risk weighted assets exceeded the minimum requirement for capital adequacy purposes of 8% by 3.28%, or $18 million, Tier 1 capital to risk weighted assets exceeded the minimum of 4% by 6.03%, or $33 million, and Tier 1 capital to average assets exceeded the minimum of 4% by 3.77%, or $26 million. For a more complete discussion of capital requirements, please refer to Note R to the consolidated financial statements.

The Federal Deposit Insurance Corporation insures specified customer deposits and assesses premium rates based on defined criteria. Insurance assessment rates may vary from bank to bank based on the factors that measure the perceived risk of a financial institution. One condition for maintaining the lowest risk assessment, and therefore the lowest insurance rate, is the maintenance of capital at the "well capitalized" level. Each of the Company's affiliate banks has exceeded the regulatory criteria for a "well capitalized" financial institution, and is paying the lowest assessment rate assigned by FDIC.

A certain level of capital growth is desirable to maintain a good ratio of equity to total assets. The compound annual growth rate for total average assets for the past five years was 15.8%. The compound annual growth rate for average equity over the same period was 17.9%.

Management has determined one way of maintaining capital adequacy is to maintain a reasonable rate of internal capital growth. The percentage return on average equity times the percentage of earnings retained after dividends equals the internal growth percentage. The following table illustrates this relationship:

                                                                     2000         1999         1998
                                                                     ----         ----         ----
                  Return on Equity                                  13.63%       13.23%       12.98%
                      multiplied by
                  Percentage of Earnings Retained                   63.27%       64.22%       65.84%
                      equals
                  Internal Capital Growth                            8.63%        8.49%        8.55%

The Company has retained between 63% and 66% of its earnings from 1998 to 2000. To maintain sufficient capital, management has determined that the rate of internal capital growth should exceed 5% and keep pace with asset growth over time. To achieve the goal of acceptable internal capital growth, management intends to continue its efforts to increase the Company's return on average equity while maintaining a reasonable cash dividend.

As an additional enhancement to capital growth, the Company offers a dividend reinvestment program. The Firstbank Corporation Dividend Reinvestment Plan was first offered in 1988. At December 31, 1988, 123 owners holding 209,856 shares participated in the Plan. By the end of 2000, 1,225 owners holding 1,870,849 shares were participating in the Plan.

The Company is not aware of any recommendations by regulatory authorities at December 31, 2000, which are likely to have a material effect on Firstbank Corporation's liquidity, capital resources or operations.


FORWARD LOOKING STATEMENTS

This annual report including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Company's Annual Report to Shareholders contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," "should," variations of such terms, and similar expressions are intended to identify such forward-looking statements.
 These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of the Corporation to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

COMMON STOCK DATA

Firstbank Corporation Common Stock was held by 1,646 shareholders of record as of December 31, 2000. Total shareholders number approximately 2100 including those whose shares are held in nominee name through brokerage firms. The Company's shares are listed Over the Counter Bulletin Board under the symbol FBMI and are traded by several brokers. The range of bid prices for shares of common stock for each quarterly period during the past two years is as follows:

                           Low and High Bid Quotations
                           ---------------------------
                           2000                    1999
                           ----                    ----
First Quarter         $18.33 - $19.29         $26.30 - $24.94
Second Quarter        $18.57 - $18.93         $24.94 - $24.94
Third Quarter         $18.81 - $19.40         $22.90 - $24.94
Fourth Quarter        $19.00 - $20.24         $16.19 - $22.90

The prices quoted above were obtained from the Bloomberg System through the Company's market makers. The over the counter market quotations reflect interdealer prices without retail mark up, mark down, or commission, and may not necessarily represent actual transactions. Prices have been adjusted to reflect stock dividends.

The following table summarizes cash dividends paid per share (adjusted for stock dividends) of common stock during 2000 and 1999.

                            2000         1999
                            ----         ----
First Quarter              $.1619       $.1451
Second Quarter             $.1619       $.1451
Third Quarter              $.1619       $.1451
Fourth Quarter             $.1619       $.1451
                            -----        -----
                           $.6476       $.5804
                            =====        =====

The Company's principal sources of funds to pay cash dividends are the earnings of and dividends paid by the subsidiary banks. Under current regulations, the subsidiary banks are restricted in their ability to transfer funds in the form of cash dividends, loans and advances to the Company (See Note P). As of January 1, 2001, approximately $11,646,000 of the subsidiaries' retained earnings were available for transfer in the form of dividends to the Company without prior regulatory approval. In addition, the subsidiaries' 2001 earnings will be available for distributions as dividends to the Company.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan


We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




                                          /s/ Crowe, Chizek and Company LLP
                                              Crowe, Chizek and Company LLP

February 1, 2001
Grand Rapids, Michigan

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS (000's)

                                                                                                            December 31
                                                                                                            -----------
                                                                                                     2000                1999
                                                                                                     ----                ----
ASSETS
Cash and due from banks                                                                             $  25,716          $  24,786
Short term investments                                                                                  2,380                411
                                                                                                    ---------         ----------
                                                        Total cash and cash equivalents                28,096             25,197

 Securities available for sale                                                                         76,175             90,266
 Loans held for sale                                                                                    1,018              1,117
 Loans, net                                                                                           589,892            497,804
 Premises and equipment, net                                                                           15,682             14,929
 Intangibles                                                                                            8,974              8,917
 Accrued interest receivable                                                                            4,623              3,489
 Other assets                                                                                           8,807              8,833
                                                                                                    ---------          ---------
                                                                           TOTAL ASSETS              $733,267           $650,552
                                                                                                      =======            =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
    Noninterest bearing demand accounts                                                             $  80,295          $  75,844
    Interest bearing accounts:
      Demand                                                                                          135,467            136,196
      Savings                                                                                          68,641             70,527
      Time                                                                                            252,821            208,837
                                                                                                      -------            -------
                                                                         Total deposits               537,224            491,404
 Securities sold under agreements to
    repurchase and overnight borrowings                                                                38,307             51,819
 Notes payable                                                                                         83,952             38,384
 Accrued interest payable                                                                               1,977              1,255
 Other liabilities                                                                                      7,603              6,658
                                                                                                    ---------          ---------
                                                                      Total liabilities               669,063            589,520
 SHAREHOLDERS' EQUITY
 Preferred stock; no par value,
    300,000 shares authorized, none issued
 Common stock; 10,000,000 shares authorized; 4,767,877 and 4,693,765
    shares issued and outstanding in 2000 and 1999 respectively                                        56,550             55,262
 Retained earnings                                                                                      7,286              6,434
 Accumulated other comprehensive income (loss)                                                            368               (664)
                                                                                                   ----------          ---------
                                                             Total shareholders' equity                64,204             61,032
                                                                                                     --------           --------

                                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $733,267           $650,552
                                                                                                      =======            =======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of Dollars, except for per share data)

                                                                                              Year Ended December 31
                                                                                     2000             1999            1998
                                                                                     ----             ----            ----
 Interest income:
   Loans, including fees                                                             $49,237         $40,451         $38,498
   Securities:
     Taxable                                                                           3,364           3,651           3,467
     Exempt from federal income tax                                                    1,496           1,697           1,791
   Short term investments                                                                235             263             728
                                                                                    --------        --------        --------
                                                     Total interest income            54,332          46,062          44,484
 Interest expense:
   Deposits                                                                           19,121          16,923          17,892
   Notes payable and other                                                             6,406           2,360           1,461
                                                                                     -------         -------         -------
                                                    Total interest expense            25,527          19,283          19,353
                                                                                      ------          ------          ------
                                                       Net interest income            28,805          26,779          25,131
 Provision for loan losses                                                               736             514           1,177
                                                                                    --------        --------         -------
                                                 Net interest income after
                                                 provision for loan losses            28,069          26,265          23,954
 Noninterest income:
   Service charges on deposit accounts                                                 1,705           1,577           1,499
   Gain on sale of mortgage loans                                                        466             883           2,100
   Mortgage servicing, net of amortization                                               302             202             (15)
   Trust fees                                                                            378             381             328
   Gain (loss) on sale of securities                                                      (2)             (1)              3
   Other                                                                               2,582           2,327           1,953
                                                                                     -------         -------         -------
                                                  Total noninterest income             5,431           5,369           5,868
 Noninterest expense:
   Salaries and employee benefits                                                     11,344          10,505           9,768
   Occupancy                                                                           3,103           3,037           2,970
   Amortization of intangibles                                                           744             617             756
   FDIC Insurance premium                                                                100              76              72
   Michigan Single Business tax                                                          639             565             390
   Other                                                                               5,122           5,268           5,446
                                                                                     -------         -------        --------
                                                 Total noninterest expense            21,052          20,068          19,402
                                                                                      ------          ------         -------
                                        Income before federal income taxes            12,448          11,566          10,420
 Federal income taxes                                                                  3,905           3,530           3,117
                                                                                     -------         -------        --------

                                                                NET INCOME          $  8,543        $  8,036       $   7,303
Other comprehensive income:
   Change in unrealized gain (loss) on
      securities, net of tax and reclassification effects                              1,032          (1,767)            216
                                                                                     -------          ------          ------

                                                      COMPREHENSIVE INCOME          $  9,575        $  6,269       $   7,519
                                                                                     =======           =====           =====

   Basic earnings per share                                                            $1.76           $1.62           $1.47
                                                                                        ====            ====            ====

   Diluted earnings per share                                                          $1.73           $1.58           $1.41
                                                                                        ====            ====            ====

 See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (000's) FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                          Accumulated
                                                                                                             Other
                                                                            Common         Retained      Comprehensive
                                                                             Stock         Earnings       Income(Loss)       Total
                                                                             -----         --------       ------------       -----
Balances at January 1, 1998                                              $46,224           $7,421          $   887          $54,532
Net income for 1998                                                                         7,303                             7,303
Cash dividends-$.50 per share                                                              (2,495)                           (2,495)
5% stock dividend-226,157 shares                                           6,353           (6,354)                               (1)
Issuance of 15,115 shares of common
  stock through exercise of stock options                                    252                                                252
Issuance of 23,097 shares of common stock
  through the dividend reinvestment plan                                     636                                                636
Issuance of 17,584 shares of common stock from
  supplemental shareholder investments                                       482                                                482
Net change in unrealized appreciation (depreciation) on
  securities available for sale, net of tax of $112,000                                                        216              216
Purchase of 36,740 shares of stock                                        (1,213)                                            (1,213)
Issuance of 1,584 shares of common stock                                      63                                                 63
                                                                       ---------        ---------         --------         ---------
                                   BALANCES AT DECEMBER 31, 1998          52,797            5,875            1,103           59,775

Net income for 1999                                                                         8,036                             8,036
Cash dividends-$.58 per share                                                              (2,874)                           (2,874)
5% stock dividend-224,526 shares                                           4,602           (4,603)                               (1)
Issuance of 50,310 shares of common
  stock through exercise of stock options                                    817                                                817
Issuance of 44,246 shares of common stock
  through the dividend reinvestment plan                                   1,098                                              1,098
Issuance of 19,807 shares of common stock from
  supplemental shareholder investments                                       527                                                527
Purchase of 180,150 shares of stock                                       (4,793)                                            (4,793)
Issuance of 7,770 shares of common stock                                     214                                                214
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of ($912,000)                                                                        (1,767)          (1,767)
                                                                     -----------        ---------            -----           ------
                                   BALANCES AT DECEMBER 31, 1999          55,262            6,434             (664)          61,032

Net income for 2000                                                                         8,543                             8,543
Cash dividends-$.65 per share                                                              (3,138)                           (3,138)
5% stock dividend- 227,504 shares                                          4,550           (4,553)                               (3)
Issuance of 14,002 shares of common
  stock through exercise of stock options                                    191                                                191
Issuance of 64,008 shares of common stock
  through the dividend reinvestment plan                                   1,244                                              1,244
Issuance of 15,164 shares of common stock from
  supplemental shareholder investments                                       301                                                301
Purchase of 258,319 shares of stock                                       (5,227)                                            (5,227)
Issuance of 11,753 shares of common stock                                    229                                                229
Net change in unrealized appreciation
  on securities available for sale, net of tax of $532,000                                                   1,032            1,032
                                                                        --------          -------            -----          -------
                                   BALANCES AT DECEMBER 31, 2000         $56,550           $7,286           $  368          $64,204
                                                                        ========          =======           ======           ======

 See notes to consolidated financial statements.

FIRSTBANK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's)

                                                                                                   Year Ended December 31
                                                                                                   ----------------------
                                                                                          2000             1999           1998
                                                                                          ----             ----           ----
OPERATING ACTIVITIES
     Net income                                                                        $    8,543       $  8,036     $    7,303
     Adjustments to reconcile net income to net cash from operating activities:
       Provision for loan losses                                                              736            514          1,177
       Depreciation of premises and equipment                                               1,394          1,342          1,481
       Net amortization of security premiums/discounts                                        161            303            122
       Loss (gain) on sale of securities                                                        2              1             (3)
       Amortization of intangibles                                                            744            617            756
       Gain on sale of mortgage loans                                                        (466)          (883)        (2,100)
       Proceeds from sales of mortgage loans                                               43,859         57,566        152,674
       Loans originated for sale                                                          (43,294)       (52,345)      (152,112)
       Deferred federal income tax benefit                                                   (790)          (305)          (356)
       Increase in accrued interest receivable and other assets                            (1,462)          (866)          (694)
       Increase (decrease) in accrued interest payable and other liabilities                1,478           (379)           916
                                                                                        ---------       --------     ----------
              NET CASH FROM OPERATING ACTIVITIES                                           10,905         13,601          9,164
INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                    5,137          7,018            609
     Proceeds from maturities of securities available for sale                             38,413         29,481         28,935
     Purchases of securities available for sale                                           (28,057)       (28,038)       (48,468)
     Net increase in portfolio loans                                                      (92,825)       (71,793)       (34,925)
     Net purchases of premises and equipment                                               (2,147)        (2,213)        (2,121)
                                                                                        ----------       --------     ----------
              NET CASH FROM INVESTING ACTIVITIES                                          (79,479)       (65,545)       (55,970)
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                   45,820         (2,649)        48,387
     Net increase (decrease) in securities sold under
       agreements to repurchase and overnight borrowings                                  (13,512)        25,242          5,345
     Retirement of notes payable                                                              (14)           (14)           (13)
     Proceeds from Federal Home Loan Bank borrowings                                      115,794         31,720         14,750
     Proceeds from notes payable                                                            6,700
     Retirement of Federal Home Loan Bank borrowings                                      (76,912)        (7,638)        (8,011)
     Cash dividends and cash paid in lieu of fractional shares on stock dividend           (3,141)        (2,875)        (2,495)
     Purchase of common stock                                                              (5,227)        (4,793)        (1,214)
     Net proceeds from issuance of common stock                                             1,965          2,656          1,433
                                                                                        ---------        -------      ---------
              NET CASH FROM FINANCING ACTIVITIES                                           71,473         41,649         58,182
                                                                                         --------         ------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                       2,899        (10,295)        11,376
Cash and cash equivalents at beginning of year                                             25,197         35,492         24,116
                                                                                         --------         ------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  28,096        $25,197      $  35,492
                                                                                         ========         ======       ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                                        $  24,805        $19,340      $  19,349
        Income taxes                                                                        4,050          4,000          3,150

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the "Company") is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. Trust services are provided throughout the Company's service area by one of its subsidiary banks. The consolidated assets of the Company of $733 million as of December 31, 2000, primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $239 million and trust assets of $59 million as of December 31, 2000, are not included in the Company's consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Firstbank - Alma; Firstbank (Mt. Pleasant); Firstbank - West Branch; Firstbank - Lakeview; and Firstbank - St. Johns (the "Banks"); 1st Armored, Incorporated; 1st Collections, Incorporated; Gladwin Land Company; 1st Title, Incorporated; and 1st Realty Incorporated; after elimination of intercompany accounts and transactions. (See Note B regarding 1st Realty Incorporated.)

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

Securities Available for Sale: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported, net of related income tax effects, as a separate component of shareholders' equity until realized. Gains and losses on sales are determined using the specific identification method. Premium and discount amortization is recognized in interest income using the level yield method over the period to maturity.

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

Loans: Loans receivable, for which management has the intent and ability to hold for the foreseeable future or payoff, are reported at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts. Loan origination fees and certain origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged to expense and reduced by charge offs, net of recoveries.

The valuation of loans is reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses, such increase is reported as provision for loan loss.

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

Other Real Estate: Other real estate (included as a component of other assets) includes properties acquired through either a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. These properties are evaluated periodically and are carried at the lower of cost or estimated fair value less estimated costs to sell.

Acquisition Intangibles: The acquisition of purchased subsidiaries and branches has included amounts related to the value of customer deposit relationships ("core deposit intangibles") and excess of cost over estimated fair value of net assets acquired ("goodwill"). The core deposit intangibles are amortized over the expected lives of the acquired relationships. The goodwill is amortized using the straight line method for periods of not less than 15 years or more than 20 years.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes computed, based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share includes the dilutive effect of additional common shares issuable under stock options. All per share amounts are restated for stock dividends and stock splits through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of equity. Accumulated other comprehensive income consists of unrealized gains and losses on securities available for sale, net of tax.

Reclassification: Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

Future Accounting Changes: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001, did not have a material effect on the consolidated financial statements.

Segment Information: While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one reportable operating segment.


NOTE B - ACQUISITIONS/DIVESTURES

On October 20, 2000, Firstbank Corporation, through its affiliate Firstbank - West Branch, completed the acquisition of Real Estate One, which was re-named 1st Realty, Inc. On January 2, 2001, also through its Firstbank - West Branch affiliate, Firstbank Corporation completed the acquisition of C.A. Hanes Real Estate in a transaction that merged C.A. Hanes with 1st Realty, Inc. Firstbank - West Branch maintains a 55% ownership of the new company which will do business as C.A. Hanes Realty Inc. This real estate subsidiary complements the prior acquisitions of Gladwin Land Company and 1st Title, Inc., and these subsidiaries provide service to all five banks of Firstbank Corporation and position the banks to provide the full spectrum of services related to real estate transactions. This acquisition did not have a material effect on the Company's consolidated financial statements.

On April 1, 1999, the Company's Firstbank - Alma subsidiary sold its insurance agency, Niles Agency, Incorporated, to an unrelated third party. Operating results of the Niles Agency are included in consolidated results until the date of sale. A gain of $59,000 was recognized on the sale of the agency, and is included in other income of the consolidated statements of income and comprehensive income. The effect of the operation and sale of the Niles Agency was not material to the consolidated financial statements of the Company.


NOTE C - RESTRICTIONS ON VAULT CASH AND DUE FROM BANK ACCOUNTS

The Company's subsidiary banks are required to maintain average reserve balances in the form of cash and noninterest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 2000 and 1999, were $2,886,000 and $2,765,000 respectively. These balances do not earn interest.


NOTE D - SECURITIES

The carrying amounts of securities and their fair values were as follows:

                                                                           Gross               Gross
                                                      Amortized         Unrealized          Unrealized            Fair
                                                        Cost               Gains              Losses              Value
                                                        ----               -----              ------              -----
Securities available for sale:                                               (In Thousands of Dollars)
 December 31, 2000:
   U.S. Treasury                                        4,021                 13                 (2)              4,032
   U.S. governmental agency                            21,997                163               (104)             22,056
   States and political subdivisions                   34,104                575                (87)             34,592
   Collateralized mortgage obligations                  1,004                  0                 (3)              1,001
   Corporate                                           10,121                 15                (13)             10,123
   Equity                                               4,371                  0                  0               4,371
                                                      -------              -----             ------             -------
                                                      $75,618               $766            $  (209)            $76,175
                                                       ======              =====             ======              ======
 December 31, 1999:
   U.S. Treasury                                     $  8,028              $  13            $   (39)           $  8,002
   U.S. governmental agency                            25,386                  8               (607)             24,787
   States and political subdivisions                   36,538                247               (487)             36,298
   Collateralized mortgage obligations                  2,186                  2                (13)              2,175
   Corporate                                           16,828                  2               (134)             16,696
   Equity                                               2,308                  0                  0               2,308
                                                      -------              -----            -------             -------
                                                      $91,274               $272            $(1,280)            $90,266
                                                       ======              =====              =====              ======

Gross realized gains (losses) on sales and calls of securities were:

                                                                 2000             1999              1998
                                                                 ----             ----              ----
                                                                        (In Thousands of Dollars)
                           Gross realized gains                 $ 21             $ 38               $ 5
                           Gross realized losses                 (23)             (39)               (2)
                                                                  --                                  -
                           Net realized gains (losses)          $(2)             $( 1)              $ 3
                                                                 ==               ===                ==

The amortized cost and fair value of securities at December 31, 2000, by stated maturity are shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Securities Available for Sale
                                                            -----------------------------
                                                              (In Thousands of Dollars)
                                                           Amortized                 Fair
                                                             Cost                   Value
                                                             ----                   -----
Due in one year or less                                     $13,611                $13,610
Due after one year through five years                        31,209                 31,468
Due after five years through ten years                       18,348                 18,557
Due after ten years                                           8,079                  8,169
                                                            -------                -------
     Total                                                   71,247                 71,804
Equity securities                                             4,371                  4,371
                                                            -------                -------
     Total securities                                       $75,618                $76,175
                                                             ======                 ======

At December 31, 2000, securities with a carrying value approximating $48,344,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.


NOTE E - SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $238,800,000 and $233,660,000 at 2000 and 1999.

Activity for capitalized mortgage servicing rights was as follows:

                                                                                       2000                      1999
                                                                                       ----                      ----
Servicing rights:                                                                          (In Thousands of Dollars)
     Beginning of year                                                                $1,224                   $   997
     Additions                                                                           251                       599
     Amortized to expense                                                               (310)                     (372)
                                                                                       -----                     -----
     End of year                                                                      $1,165                    $1,224
                                                                                       =====                     =====

Management has determined that a valuation allowance is not necessary at December 31, 2000 or 1999.


NOTE F - LOANS Loans at year-end were as follows:

                                                                                       2000                      1999
                                                                                       ----                      ----
                                                                                         (In Thousands of Dollars)
     Commercial                                                                      $157,418                  $132,641
     Mortgage loans on real estate:
         Residential                                                                  248,665                   205,594
         Commercial                                                                   158,118                   131,324
         Construction                                                                  31,773                    25,918
     Consumer                                                                          75,277                    72,976
     Credit Card                                                                        4,910                     6,920
                                                                                    ---------                 ---------
              Subtotal                                                                676,161                   575,373
     Less:
         Allowance for loan losses                                                      9,857                     9,317
         Net deferred loan costs                                                          183                        53
         Undisbursed loan funds                                                        76,229                    68,199
                                                                                     --------                  --------
     Loans, net                                                                      $589,892                  $497,804
                                                                                      =======                   =======

Activity in the allowance for loan losses for the year was as follows:

                                                                               2000                  1999                 1998
                                                                               ----                  ----                 ----
                                                                                            (In Thousands of Dollars)
     Beginning balance                                                        $9,317                $9,048               $8,114
     Provision for loan losses                                                   736                   514                1,177
     Loans charged-off                                                          (825)                 (799)                (712)
     Recoveries                                                                  629                   554                  469
                                                                              ------                ------               ------
     Ending balance                                                           $9,857                $9,317               $9,048
                                                                               =====                 =====                =====

Impaired loans were as follows:

                                                                                        2000                      1999
                                                                                        ----                      ----
                                                                                           (In Thousands of Dollars)
     Year-end loans with no allocated allowance for loan losses                        $4,716                   $   534
     Year-end loans with allocated allowance for loan losses                            1,062                     4,139
                                                                                        -----                     -----
     Total                                                                             $5,778                    $4,673
                                                                                        =====                     =====

                                                                                2000                  1999                 1998
                                                                                ----                  ----                 ----
                                                                                          (In Thousands of Dollars)
     Amount of the allowance for loan losses allocated                       $     48               $   329              $   118

     Loans past due over 90 days still on accrual at year end                     462                   663                  621
     Average of impaired loans during the year                                  5,939                 5,133                1,879
     Interest income recognized during impairment                                 488                   284                  128
     Cash-basis interest income recognized                                         10                   112                   31

Approximately $71,205,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 2000, to secure overnight borrowings.


NOTE G - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:                    2000                    1999
                                                                    ----                    ----
                                                                     (In Thousands of Dollars)
     Land                                                       $   3,464                $  3,230
     Buildings                                                     13,314                  12,306
     Furniture, fixtures and equipment                             10,100                   9,195
                                                                  -------                 -------
                                                                   26,878                  24,731
     Less:  Accumulated depreciation                              (11,196)                 (9,802)
                                                                  -------                  ------
                                                                 $ 15,682                 $14,929
                                                                  =======                  ======

Rent expense for 2000 was $130,000 and for 1999 was $106,000. Rental commitments for the next five years under noncancellable operating leases were as follows, before considering renewal options that generally are present.

                                                                  2001               $130,000
                                                                  2002                131,000
                                                                  2003                130,000
                                                                  2004                127,000
                                                                  2005                127,000
                                                                                      -------
                                                                          Total      $645,000
                                                                                      =======

NOTE H - FEDERAL INCOME TAXES

Federal income taxes consist of the following:                          2000                  1999                    1998
                                                                        ----                  ----                    ----
                                                                                    (In Thousands of Dollars)
                     Current expense                                  $4,055                $3,835                  $3,473
                     Deferred benefit                                   (150)                 (305)                   (356)
                                                                       -----                 -----                   -----
                        Total                                         $3,905                $3,530                  $3,117
                                                                       =====                 =====                   =====

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 34% is as follows:

                                                                      2000                   1999                    1998
                                                                      ----                   ----                    ----
                                                                                   (In Thousands of Dollars)
                     Tax at statutory rate                           $4,244                 $3,932                $3,543
                     Effect of surtax exemption                          24                     16                     4
                     Effect of tax-exempt interest                     (463)                  (544)                 (550)
                     Other                                              100                    126                   120
                                                                     ------                 ------                ------
                        Federal income taxes                         $3,905                 $3,530                $3,117
                                                                      =====                  =====                 =====
                     Effective tax rate                                 31%                    31%                   30%

The components of deferred tax assets and liabilities consist of the following at December 31:

                                                                                2000                          1999
                                                                                ----                          ----
Deferred tax assets:                                                               (In Thousands of Dollars)
   Allowance for loan losses                                                   $3,141                      $2,799
   Unrealized loss on securities available for sale                                 0                         342
   Deferred compensation                                                          896                         951
   Other                                                                          305                         395
                                                                               ------                      ------
      Total deferred tax assets                                                 4,342                       4,487
                                                                                -----                       -----
Deferred tax liabilities:
   Fixed assets                                                                (1,386)                     (1,417)
   Mortgage servicing rights                                                     (396)                       (416)
   Purchase accounting adjustment                                                (517)                       (517)
   Unrealized gain on securities available for sale                              (190)                          0
   Other                                                                         (192)                        (94)
                                                                               ------                     -------
      Total deferred tax liabilities                                           (2,681)                     (2,444)
                                                                               ------                      ------
Net deferred tax asset                                                         $1,661                      $2,043
                                                                                =====                       =====

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 2000 or 1999.

Deferred tax assets at December 31, 2000 and 1999, are included in other assets in the accompanying consolidated balance sheets.


NOTE I  - DEPOSITS

Time deposits of $100,000 or more were $57,496,000 and $41,996,000 at year-end 2000 and 1999.

Scheduled maturities of time deposits were as follows:

                     Year                               Amount
                     ----                               ------
                                               (In Thousands of Dollars)
                     2001                              $203,394
                     2002                                28,218
                     2003                                11,130
                     2004                                 5,212
                     2005                                 4,028
                     2006 and after                         839
                                                       ---------
                     Total                             $252,821

NOTE J - BORROWINGS

Information relating to securities sold under agreements to repurchase follows:

At December 31:                                            2000                   1999                    1998
                                                           ----                   ----                    ----
                                                                        (In Thousands of Dollars)
   Outstanding balance                                    $21,657                $21,519                 $18,678
   Average interest rate                                   4.88%                  4.17%                   3.88%

Daily average for the year:
   Outstanding balance                                    $23,649                $19,495                 $15,618
   Average interest rate                                   4.62%                  4.05%                   4.15%

Maximum outstanding at any month end                      $26,374                $21,519                 $18,678

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

The Company had $16,650,000 and $30,300,000 in overnight borrowings at December 31, 2000, and 1999.

The Company established a line of credit agreement with Citizens Bank, Flint, Michigan, on May 24, 2000. This agreement allows for a revolving line of credit up to an aggregate principal amount of $20,000,000 and has a termination date of June 30, 2001. The collateral for this agreement consists of all outstanding capital stock of Firstbank - West Branch, Firstbank - Alma, and Firstbank (Mt. Pleasant).

At December 31, 2000, the Company has drawn $6,700,000 against the line of credit at an interest rate of 8.45% which is fixed until March 1, 2001. This borrowing was made primarily to establish the new bank in St. Johns, Michigan, and to fund the stock repurchase program.


NOTE K - FEDERAL HOME LOAN BANK ADVANCES

Long term borrowings have been secured from the Federal Home Loan Bank to fund the Company's loan growth. At year-end, advances from the Federal Home Loan Bank were as follows:

                                                                                     2000                    1999
                                                                                     ----                    ----
     Maturities January 2001 through December 2020 primarily                          (In Thousands of Dollars)
          fixed rate at rates from 4.98% to 7.3% averaging 5.87%                   $77,067                  $38,185

Each Federal Home Loan Bank advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $176,497,000 and $173,597,000 of first mortgage loans under a blanket lien arrangement at year-end 2000 and 1999.

Maturities over the next five years are:                                  (In Thousands of Dollars)
                                                              2001                $  8,500
                                                              2002                   1,500
                                                              2003                   7,000
                                                              2004                       0
                                                              2005                  11,304
                                                    2006 and after                  48,763
                                                                                    ------
                                                                                   $77,067

NOTE L - BENEFIT PLANS

The ESOP is a qualified stock bonus plan, a qualified 401(k) salary deferral plan and a qualified employee stock ownership plan. Both employee and employer contributions may be made to the ESOP. At year-end 2000 and 1999, there were 191,655 and 220,315 ESOP shares outstanding with a market value of $3,665,404 and $4,241,067. The Company's 2000, 1999, and 1998 matching 401(k) contributions charged to expense were $274,000, $276,000, and $264,000 respectively. The percent of the Company's matching contributions to the 401(k) is determined annually by the Board of Directors.

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

NOTE M - STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 ("Plans") provide for the grant of 295,491 and 243,101 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 will terminate April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans' termination dates.

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

The following is a summary of option transactions which occurred during 1998, 1999 and 2000:

                                                                        Number                 Weighted
                                                                       of Shares               Average
                                                                       ---------              ---------
Outstanding  - December 31, 1997                                        358,857                $12.30
Granted                                                                  98,804                $27.65
Exercised                                                               (15,871)               $10.25
Canceled                                                                (11,492)               $15.03
                                                                       --------
Outstanding - December 31, 1998                                         430,298                $15.79
Granted                                                                  45,533                $20.64
Exercised                                                               (55,388)               $ 9.80
Canceled                                                                (12,917)               $19.90
                                                                       --------
Outstanding - December 31, 1999                                         407,526                $17.01
Granted                                                                  54,600                $19.05
Exercised                                                               (14,702)               $ 8.78
Canceled                                                                (21,845)               $18.86
                                                                       --------
Outstanding - December 31, 2000                                         425,579                $17.45
Available for exercise - December 31, 2000                              230,067                $15.60
Available for grant - December 31, 2000                                   6,087

Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options. Accordingly, the following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted. No compensation cost was actually recognized for stock options in 2000, 1999, or 1998.

                                                                     2000                 1999                1998
                                                                     ----                 ----                ----
           Net income as reported                                 $8,543,000           $8,036,000          $7,303,000
              Pro forma net income                                $8,424,000           $7,923,000          $7,223,000

           Basic earnings per share as reported                      $1.76                $1.62               $1.47
              Pro forma basic earnings per share                     $1.73                $1.60               $1.45

           Diluted earnings per share as reported                    $1.73                $1.58               $1.41
              Pro forma diluted earnings per share                   $1.71                $1.56               $1.46

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The fair value of options granted during 2000, 1999, and 1998, is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 5.71%, 6.28%, and 5.06%; expected life of 7 years; expected volatility of stock price of 19.8%, 36.2%, and 33.9%; and expected dividends of 3% per year. The fair value of the options granted in 2000, 1999, and 1998, were $254,000, $235,000, and $207,000 respectively. For options outstanding at December 31, 2000, the range of exercise prices was $7.36 to $27.64 and the weighted average remaining contractual life was 6.9 years.

NOTE N - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2000 were as follows:

                                                              (In Thousands of Dollars)
                     Beginning balance                                 $20,684
                     New loans                                          21,923
                     Effect of changes in related parties                 (102)
                     Repayments                                        (17,769)
                                                                        ------
                     Ending balance                                    $24,736
                                                                        ======

Deposits from principal officers, directors, and their affiliates at year end 2000 and 1999 were $10,710,000 and $8,217,000.

Directors have deferred some of their fees for future payment, including interest. Amounts deferred are expensed, and were $61,000, $63,000, and $62,000 for 2000, 1999, and 1998.


NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance-sheet risk were as follows at year end:

                                                                2000                               1999
                                                                ----                               ----
                                                                         (In Thousands of Dollars)
                                                      Fixed Rate    Variable Rate        Fixed Rate    Variable Rate
              Commitments to make loans
                 (at market rates)                      $6,830         $5,057              $5,411           $3,764
              Unused lines of credit and
                  letters of credit                    $10,690        $53,652              $9,026          $49,998

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 6.0% to 12.0% and maturities ranging from 15 years to 30 years.


NOTE P - CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 2000.


NOTE Q - DIVIDEND LIMITATION OF SUBSIDIARIES

The subsidiary banks are restricted in their ability to pay dividends to the Company by regulatory requirements. At December 31, 2000, approximately $11,646,000 of the subsidiaries' retained earnings is available for transfer in the form of dividends without prior regulatory approval.


NOTE R - CAPITAL ADEQUACY

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

                                                                                                                  To Be Well
Actual and required capital amounts at year end                                     Minimum Required          Capitalized Under
(in thousands of dollars) and ratios are presented below:                             For Capital             Prompt Corrective
                                                               Actual               Adequacy Purposes         Action Provisions
                                                               ------               -----------------         -----------------
2000                                                     Amount        Ratio       Amount         Ratio       Amount       Ratio
----                                                     ------        -----       ------         -----       ------       -----
Total Capital to risk weighted assets
     Consolidated                                        $61,691       11.28%      $43,736         8.00%      $54,669     10.00%
     Firstbank - Alma                                     21,387       12.34%       13,860         8.00%       17,324     10.00%
     Firstbank (Mt. Pleasant)                             14,340       11.10%       10,337         8.00%       12,922     10.00%
     Firstbank - West Branch                              15,361       10.80%       11,383         8.00%       14,229     10.00%
     Firstbank - Lakeview                                 12,158       13.68%        7,112         8.00%        8,890     10.00%
     Firstbank - St. Johns                                 3,940       25.54%        1,234         8.00%        1,542     10.00%

Tier 1 (Core) Capital to risk weighted assets
     Consolidated                                        $54,820       10.03%      $21,868         4.00%      $32,802      6.00%
     Firstbank - Alma                                     19,199       11.08%        6,930         4.00%       10,395      6.00%
     Firstbank (Mt. Pleasant)                             12,761        9.88%        5,169         4.00%        7,753      6.00%
     Firstbank - West Branch                              13,570        9.54%        5,692         4.00%        8,538      6.00%
     Firstbank - Lakeview                                 11,043       12.42%        3,556         4.00%        5,334      6.00%
     Firstbank - St. Johns                                 3,773       24.46%          617         4.00%          925      6.00%

Tier 1 (Core) Capital to average assets
     Consolidated                                        $54,820        7.77%      $28,205         4.00%      $35,257      5.00%
     Firstbank - Alma                                     19,199        8.21%        9,359         4.00%       11,698      5.00%
     Firstbank (Mt. Pleasant)                             12,761        8.17%        6,244         4.00%        7,806      5.00%
     Firstbank - West Branch                              13,570        7.24%        7,497         4.00%        9,371      5.00%
     Firstbank - Lakeview                                 11,043        9.00%        4,909         4.00%        6,136      5.00%
     Firstbank - St. Johns                                 3,773       19.08%          791         4.00%          989      5.00%

                                                                                                                 To Be Well
                                                                                    Minimum Required          Capitalized Under
                                                                                       For Capital            Prompt Corrective
                                                               Actual               Adequacy Purposes         Action Provisions
                                                               ------               -----------------         -----------------
1999                                                     Amount        Ratio       Amount         Ratio       Amount       Ratio
----                                                     ------        -----       ------         -----       ------       -----
Total Capital to risk weighted assets
     Consolidated                                        $58,780       12.24%      $38,427         8.00%      $48,034     10.00%
     Firstbank - Alma                                     20,428       12.63%       12,937         8.00%       16,171     10.00%
     Firstbank (Mt. Pleasant)                             11,431       10.29%        8,885         8.00%       11,106     10.00%
     Firstbank - West Branch                              14,328       11.23%       10,205         8.00%       12,756     10.00%
     Firstbank - Lakeview                                 12,031       15.17%        6,344         8.00%        7,930     10.00%

Tier 1 (Core) Capital to risk weighted assets
     Consolidated                                        $52,735       10.98%      $19,213         4.00%      $28,820      6.00%
     Firstbank - Alma                                     18,383       11.37%        6,468         4.00%        9,703      6.00%
     Firstbank (Mt. Pleasant)                             10,042        9.04%        4,442         4.00%        6,664      6.00%
     Firstbank - West Branch                              12,720        9.97%        5,102         4.00%        7,653      6.00%
     Firstbank - Lakeview                                 11,037       13.92%        3,172         4.00%        4,758      6.00%

Tier 1 (Core) Capital to average assets
     Consolidated                                        $52,735        8.49%      $24,844         4.00%      $31,056      5.00%
     Firstbank - Alma                                     18,383        8.72%        8,436         4.00%       10,545      5.00%
     Firstbank (Mt. Pleasant)                             10,042        7.96%        5,046         4.00%        6,307      5.00%
     Firstbank - West Branch                              12,720        7.47%        6,808         4.00%        8,510      5.00%
     Firstbank - Lakeview                                 11,037        9.98%        4,421         4.00%        5,527      5.00%

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

                                                                        2000                                  1999
                                                                        ----                                  ----
                                                           Carrying                                Carrying
(In Thousands of Dollars)                                 or Notional          Fair              or Notional           Fair
                                                            Amount             Value                Amount             Value
                                                            ------             -----                ------             -----
Financial assets:
     Cash and cash equivalents                          $   28,096           $  28,096           $   25,197         $   25,197
     Securities available for sale                          76,175              76,175               90,266             90,266
     Loans held for sale                                     1,018               1,018                1,117              1,117
     Loans, net                                            589,892             588,671              497,804            488,684
     Accrued interest receivable                             4,623               4,623                3,489              3,489
Financial liabilities:
     Deposits                                            $(537,224)          $(539,347)           $(491,404)         $(490,272)
     Securities sold under agreements to repurchase
        and overnight borrowings                           (38,307)            (38,307)             (51,819)           (51,819)
     Notes payable                                         (83,952)            (79,524)             (38,384)           (38,053)
     Accrued interest payable                               (1,977)             (1,977)              (1,255)            (1,255)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off balance sheet items were not material to the consolidated financial statements at December 31, 2000 and 1999.


NOTE T - BASIC AND DILUTED EARNINGS PER SHARE

(In Thousands of Dollars, except per share data)                                      Year Ended December 31
                                                                          2000                  1999                  1998
                                                                          ----                  ----                  ----
Basic earnings per share
     Net income                                                           $8,543               $8,036                $7,303

     Weighted average common shares outstanding                            4,864                4,959                 4,983
                                                                           -----                -----                 -----
         Basic earnings per share                                        $  1.76              $  1.62               $  1.47
                                                                          ======               ======                ------
Diluted earnings per share
     Net income                                                           $8,543               $8,036                $7,303

     Weighted average common shares outstanding                            4,864                4,959                 4,983

     Add dilutive effects of assumed exercises of options                     74                  121                   190
                                                                         -------               ------                ------
     Weighted average common and dilutive potential
         common shares outstanding                                         4,939                5,081                 5,173
                                                                           -----                -----                 -----
         Diluted earnings per share                                        $1.73                $1.58                 $1.41
                                                                            ====                 ====                  ====

Stock options for 261,014 and 93,941 shares of common stock were not considered in computing diluted earnings per share for 2000 and 1999 because they were antidulitive.

NOTE U - FIRSTBANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION (000's)

CONDENSED BALANCE SHEETS                                                                            December 31
                                                                                            2000                      1999
                                                                                            ----                      ----
     ASSETS
         Cash and cash equivalents                                                      $     258                 $     365
         Securities available for sale                                                         26                        17
         Investment in and advances to banking subsidiaries                                65,381                    55,635
         Other assets                                                                       7,948                     7,941
                                                                                          -------                   -------
         Total assets                                                                     $73,613                   $63,958
                                                                                           ======                    ======
     LIABILITIES AND EQUITY
         Accrued expenses and other liabilities                                          $  2,709                  $  2,926
         Notes Payable                                                                      6,700
         Shareholders' equity                                                              64,204                    61,032
                                                                                           ------                    ------
         Total liabilities and shareholders' equity                                       $73,613                   $63,958
                                                                                           ======                    ======

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31                                                         2000                 1999                 1998
                                                                                ----                 ----                 ----
     Dividends from banking subsidiaries                                       $6,323                $4,890              $3,138
     Other income                                                                 137                   330                 191
     Other expense                                                             (1,457)               (1,052)               (862)
                                                                                -----                 -----               -----
     Income before income tax and  undistributed subsidiary income              5,003                 4,168               2,467
     Income tax benefit                                                           342                   139                 121
     Equity in undistributed subsidiary income                                  3,198                 3,729               4,715
                                                                                -----                 -----               -----
     Net income                                                                 8,543                 8,036               7,303
     Change in unrealized gain(loss) on securities,
         net of tax and classification effects                                  1,032                (1,767)                216
                                                                                -----                 -----              ------
     Comprehensive income                                                      $9,575                $6,269              $7,519
                                                                                =====                 -----               =====

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31                                                         2000                  1999                1998
                                                                                ----                  ----                ----
     Cash flows from operating activities
         Net income                                                            $8,543                $8,036              $7,303
         Adjustments:
              Equity in undistributed subsidiary income                        (3,198)               (3,729)             (4,715)
              Change in other assets                                               (7)                 (507)               (509)
              Change in other liabilities                                        (218)                  315                 868
                                                                                -----                ------              ------
                  Net cash from operating activities                            5,120                 4,115               2,947
     Cash flows from investing activities
              Purchases of securities available for sale                           (9)
              Payments for investments in subsidiaries                         (5,515)                   (2)                 (7)
                                                                                -----               -------             -------
              Net cash from investing activities                               (5,524)                   (2)                 (7)
     Cash flows from financing activities
         Proceeds from issuance of long-term debt                               6,700
         Proceeds from stock issuance                                           1,965                 2,656               1,433
         Purchase of common stock                                              (5,227)               (4,793)             (1,214)
         Dividends paid and cash paid in lieu of
              fractional shares on stock dividend                              (3,141)               (2,874)             (2,495)
                                                                                -----                 -----               -----
              Net cash from financing activities                                  297                (5,011)             (2,276)
                                                                               ------                 -----               -----
     Net change in cash and cash equivalents                                     (107)                 (898)                664
     Beginning cash and cash equivalents                                          365                 1,263                 599
                                                                               ------                 -----             -------
     Ending cash and cash equivalents                                         $   258               $   365              $1,263
                                                                               ======                ======               =====

NOTE V - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                                                          2000          1999           1998
                                                                                          ----          ----           ----
Unrealized holding gains and losses on available-for-sale securities                     $1,562        $(2,680)         $331
Less reclassification adjustments for gains and losses later recognized in income            (2)            (1)            3
                                                                                        --------       -------         -----
Net unrealized gains and losses                                                           1,564         (2,679)          328
Tax effect                                                                                 (532)           912          (112)
                                                                                          ------        ------           ---

Other comprehensive income                                                               $1,032        $(1,767)         $216
                                                                                          =====          =====           ===

NOTE W - QUARTERLY FINANCIAL DATA (UNAUDITED) (In Thousands of Dollars, except per share data)

                                                                                  2000
                                                                                  ----
                                                         1st          2nd         3rd           4th
                                                       Quarter      Quarter      Quarter      Quarter        Year
                                                       -------      -------      -------      -------        ----
Interest income                                        $12,554      $13,232      $14,060      $14,486       $54,332
Net interest income                                      6,967        7,132        7,292        7,414        28,805
Income before federal income taxes                       3,022        3,170        3,109        3,147        12,448
Net income                                               2,110        2,140        2,142        2,151         8,543
Basic earnings per share                                  0.43         0.44         0.44         0.45          1.76
Diluted earnings per share                                0.42         0.44         0.43         0.44          1.73

                                                                                  1999
                                                                                  ----
                                                         1st          2nd         3rd           4th
                                                       Quarter      Quarter      Quarter      Quarter        Year
                                                       -------      -------      -------      -------        ----
Interest income                                        $11,008      $11,314      $11,653      $12,087       $46,062
Net interest income                                      6,270        6,612        6,858        7,039        26,779
Income before federal income taxes                       2,769        2,843        2,894        3,060        11,566
Net income                                               1,936        1,981        2,011        2,108         8,036
Basic earnings per share                                   .39          .40          .41          .42          1.62
Diluted earnings per share                                 .38          .38          .40          .42          1.58

All per share amounts have been adjusted for stock dividends and stock splits.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS                           OFFICERS

William E. Goggin, Chairman                  Thomas R. Sullivan
Chairman, Firstbank - Alma                   President & Chief Executive Officer
Attorney, Goggin & Baker
                                             William L. Benear
Duane A. Carr                                Vice President
Attorney, Carr & Mullendore, PC
                                             David L. Miller
Edward B. Grant                              Vice President
Chairman, Firstbank (Mt. Pleasant)
Director, Public Broadcasting,               Dale  A. Peters
Central Michigan University                  Vice President

Charles W. Jennings                          Samuel G. Stone
Attorney, Jennings, Engemann &               Vice President, Chief Financial
Benson PC                                    Officer, Secretary & Treasurer

Benson S. Munger, Ph.D.                      James M. Taylor
Chairman, Firstbank - St. Johns              Vice President
Vice President, Data Harbor Inc.
                                             James E. Wheeler, II
Phillip G. Peasley                           Vice President
Operations Manager, Peasley's
Hardware & Carpeting Inc. (Retail)

David D. Roslund, CPA
Administrator, Wilcox Health Care
Center (Long-Term Care Facility)
Small Business Investor and Manager

Thomas R. Sullivan
President & Chief Executive Officer,
Firstbank Corporation
President & Chief Executive Officer,
Firstbank (Mt. Pleasant)


                                             NON-BANK SUBSIDIARY
                                             Gladwin Land Company


--------------------------------------------------------------------------------

FIRSTBANK CORPORATION                    Firstbank Corporation Operations Center
311 Woodworth Avenue                     308 Woodworth Avenue
P. O. Box 1029                           Alma, Michigan  48801
Alma, Michigan  48801

(517) 463-3131

FIRSTBANK - ALMA

BOARD OF DIRECTORS                           OFFICERS

William E. Goggin, Chairman                  James E. Wheeler, II
Chairman, Firstbank Corporation              President & Chief Executive Officer
Attorney, Goggin & Baker
                                             Gregory A. Daniels
Bob M. Baker                                 Vice President
President and CEO, Gratiot
Community Hospital                           Marita A. Harkness
                                             Vice President
Sandra S. Brooks
Chief Operating Officer, Powell              Gerald E. Kench
Fabrication & Manufacturing                  Vice President

Donald W. Crumbaugh                          Timothy M. Lowe
Agriculture                                  Vice President

Paul C. Lux                                  Harmony L. Nowlin
Owner, Lux Funeral Homes, Inc.               Vice President

John McCormack                               Joan S. Welke
Former President & CEO,                      Vice President
Firstbank Corporation
Former President & CEO,
Firstbank - Alma

Phillip G. Peasley
Operations Manager, Peasley's Hardware
& Carpeting Inc.

David D. Roslund, CPA
Administrator, Wilcox Health Care Center
Small Business Investor and Manager

Victor V. Rozas, M.D.
Physician

Alan J. Stone
President, Alma College

Thomas R. Sullivan
President & Chief Executive Officer,
Firstbank Corporation
President & Chief Executive Officer,
Firstbank (Mt. Pleasant)

James E. Wheeler, II
President & Chief Executive Officer,
Firstbank - Alma

-------------------------------------------------------------------------------------------------------------------------
OFFICE LOCATIONS
Alma                             Ashley                           Auburn                             Ithaca
    7455 N. Alger Rd.               114 S. Sterling St.              4710 S. Garfield Rd.               219 E. Center St.
    (517) 463-3134                  (517) 847-2394                   (517) 662-4459                     (517) 875-4107

    230 Woodworth Ave.           Merrill                          Riverdale                          St. Charles
    (517) 463-3131                  125 W. Saginaw St.               6716 N. Lumberjack Rd.             102 Pine St.
                                    (517) 643-7253                   (517) 833-7331                     (517) 865-9918
    311 Woodworth Ave.
    (517) 463-3131               St. Louis                        Vestaburg
                                    135 W. Washington Ave.           8846 Third St.
                                    (517) 681-5758                   (517) 268-5445

FIRSTBANK

BOARD OF DIRECTORS                         OFFICERS

Edward B. Grant, Chairman                  Thomas R. Sullivan
Director, Public Broadcasting,             President and Chief Executive Officer
Central Michigan University
                                           Mark B. Perry
Ralph E. Baumgarth                         Senior Vice President
Dentist
                                           Robert L. Wheeler
Ralph M. Berry                             Senior Vice President
Owner, Berry Funeral Home
                                           James L. Binder
Kenneth C. Bovee, CPM                      Vice President
Partner, Keystone Property
Management, Inc.                           Brian M. Gooding
                                           Vice President
Glen D. Blystone
Certified Public Accountant,               Douglas J. Ouellette
Blystone & Bailey, CPAs, PC                Vice President

Sibyl M. Ellis                             Daniel J. Timmins
President, Someplace Special, Inc.         Vice President

Keith A. Gaede                             Roger L. Trudell
Pharmacist, Punches Pharmacy               Vice President

Douglas N. LaBelle
Partner, LaBelle Management

William M. McClintic
Attorney, W.M. McClintic, P.C.

Phillip R. Seybert
President, P.S. Equities, Inc.

Thomas R. Sullivan
President & Chief Executive Officer,
Firstbank Corporation
President & Chief Executive Officer,
Firstbank (Mt. Pleasant)

Arlene A. Yost
Secretary and Treasurer, Jay's Sporting Goods, Inc.


------------------------------------------------------------------------------------------------------------------------------
OFFICE LOCATIONS
Mt. Pleasant                        Clare                                Shepherd                         Winn
   102 S. Main St.                  806 N. McEwan Ave.                       258 W. Wright Ave.             2783 Blanchard Rd.
   (517) 773-2600                   (517) 386-7313                           (517) 828-6625                 (517) 866-2210

   4699 E. Pickard St.
   (517) 773-2335

   2013 S. Mission St.
   (517) 773-3959

   1925 E. Remus Rd.
   (517) 775-8528

FIRSTBANK - WEST BRANCH

BOARD OF DIRECTORS                         OFFICERS

Dale A. Peters, Chairman                   Dale A. Peters
President and Chief Executive              President and Chief Executive Officer
Officer, Firstbank - West Branch
Vice President, Firstbank Corporation      Daniel H. Grenier
                                           Senior Vice President
Bryon A. Bernard
CEO, Bernard Building Center               Michael F. Ehinger
                                           Vice President
Joseph M. Clark
Owner, Morse Clark Furniture               Danny J. Gallagher
                                           Vice President
Timothy H. Eyth
Owner, West Branch Veterinary Services     Rosalind A. Heideman
                                           Vice President
David W. Fultz
Owner, Fultz Insurance Agency              Eileen S. McGregor
                                           Vice President
Robert T. Griffin
Owner and President, Griffin Beverage      W. John Powell
Company, Northern Beverage Co., and        Vice President
West Branch Tank & Trailer
                                           Larry M. Schneider
Charles W. Jennings                        Vice President
Attorney, Jennings, Engemann &
Benson PC                                  Marie A. Wilkins
                                           Vice President
Norman J. Miller
Owner, Miller Farms, and Miller
Dairy Equipment and Feed
                                         SUBSIDIARIES
Jeffrey C. Schubert                      1st Armored, Incorporated
Dentist                                  1st Collections, Incorporated
                                         1st Title, Incorporated
Robert R. Smith                          1st Real Estate (now C.A. Hanes Realty)
Insurance Consultant

Camila J. Steckling
Weinlander, Fitzhugh
Certified Public Accountants & Consultants

Thomas R. Sullivan
President & Chief Executive Officer,
Firstbank Corporation
President & Chief Executive Officer,
Firstbank (Mt. Pleasant)

-------------------------------------------------------------------------------------------------------------------------------
OFFICE LOCATIONS
West Branch                      Fairview                            Hale                               Higgins Lake
     502 W. Houghton                1979 Miller                        3281 M-65                          4522 W. Higgins Lake
     (517) 345-7900                 (517) 848-2243                     (517) 728-7566                     (517) 821-9231

    601 W. Houghton              Rose City                           St. Helen
    (517) 345-7900                  505 S. Bennett                     2040 N. St. Helen
                                    (517) 685-3909                     (517) 389-1311
     2087 S. M-76
     (517) 345-5050

     2375 M-30
     (517) 345-6210

FIRSTBANK - LAKEVIEW


BOARD OF DIRECTORS                         OFFICERS

Gerald L. Nielsen, Chairman                William L. Benear
Owner, Nielsen's TV & Appliances           President and Chief Executive Officer

William L. Benear                          Kim D. vonKronenberger
Vice President, Firstbank Corporation      Vice President
President and Chief Executive Officer,
Firstbank - Lakeview

Duane A. Carr
Attorney, Carr & Mullendore

John B. Crawford
Agriculture, Crawford Farms

V. Dean Floria
Sheridan Township Supervisor

Chalmer Gale Hixson
Owner, Country Corner Supermarket
Owner, A Flair for Hair
Owner, Harry Chalmers, Inc.
Owner, Powderhorn Ranch

Thomas R. Sullivan
President & Chief Executive Officer,
Firstbank Corporation
President & Chief Executive Officer,
Firstbank


-----------------------------------------------------------------------------------------------------------------------------

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
                                   (231) 972-4200
    9531 N Greenville Road                                      Remus
    (517) 352-8180                                                201 W Wheatland Avenue
                                                                  (517) 967-3602


FIRSTBANK - ST. JOHNS


BOARD OF DIRECTORS                         OFFICERS

Benson S. Munger, Ph.D., Chairman          James M. Taylor
Vice President, Data Harbor, Inc.          President and Chief Executive Officer

Ann M. Flermoen
Dentist

William G. Jackson
Attorney, William G. Jackson, P.C.

Donald A. Rademacher
Owner, RSI Home Improvement, Inc.

John M. Sirrine
Owner, John M. Sirrine & Associates, Inc., Accountants

Samuel A. Smith
Owner, Smith Funeral Homes, Inc.

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

James M. Taylor
President & Chief Executive Officer, Firstbank - St. Johns

Robert E. Thompson
Consultant



--------------------------------------------------------------------------------

OFFICE LOCATIONS

St. Johns
     201 N. Clinton Ave
     (517) 227-8383

BUSINESS OF THE COMPANY

Firstbank Corporation (the "Company") is a bank holding company. As of December 31, 2000, the Company's wholly owned subsidiaries are Firstbank - Alma,
Firstbank (Mt. Pleasant), Firstbank - West Branch, Firstbank - Lakeview, Firstbank - St. Johns, 1st Armored, Incorporated, 1st Collections, Incorporated, Gladwin Land Company, 1st Title, Incorporated, and 1st Real Estate. As of December 31, 2000, the Company and its subsidiaries employed 267 people on a full-time equivalent basis.

The Company is in the business of banking. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. Firstbank
- Alma also offers trust services. Deposits of each of the banks are insured by the Federal Deposit Insurance Corporation.

The banks obtain most of their deposits and loans from residents and businesses in Bay, Clare, Gratiot, Iosco, Isabella, Mecosta, Midland, Montcalm, Ogemaw, Oscoda, Roscommon, Saginaw and parts of Clinton County. Firstbank - Alma has its main office and one branch in Alma, Michigan, and one branch located in each of the following areas: Ashley, Auburn, Ithaca, Merrill, Pine River Township (near
Alma), Riverdale, St. Charles, St. Louis, and Vestaburg, Michigan. Firstbank (Mt. Pleasant) has its main office in Mt. Pleasant, Michigan, two branches located in Union Township (near Mt. Pleasant), and one branch located in each of the following areas: Clare, Mt. Pleasant, Shepherd, and Winn, Michigan. Firstbank - West Branch has its main office in West Branch, Michigan, and one branch located in each of the following areas: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township (near West Branch), Michigan. Firstbank -Lakeview has its main office and one branch in Lakeview, Michigan, and one branch located in each of the following areas: Canadian Lakes, Howard City, Morley, and Remus. The banks have no material foreign assets or income.

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 82% of total revenues in 2000, 78% in 1999, and 76%in 1998. Interest on investment securities accounted for approximately 8% of total revenues in 2000, 10% in 1999, and 12% in 1998. No other single source of revenue accounted for 8% of the Company's total revenues in any of the last 3 years.

CORPORATE INFORMATION
 Annual Meeting                                 Stock Information:
 The annual meeting of shareholders
 will be held on Monday, April 23, 2001,        Firstbank Corporation shares are
 5:00 p.m., at the Comfort Inn, Alma,           listed Over the Counter Bulletin
 Michigan                                       Board under the symbol FBMI.


Independent Auditors                            McDonald Investments
Crowe, Chizek & Company LLP                     Chris Turner
Grand Rapids, Michigan                          1-800-548-6011

General Counsel                                 Morgan Stanley Dean Witter
Varnum Riddering Schmidt & Howlett LLP          Ted Vogt
Grand Rapids, Michigan                          1-800-788-9640

Transfer Agent                                  Raymond James Financial
Firstbank - Alma Shareholder Services           Louis Parks
Department (517) 466-7336 or                    800-248-8863
toll free shareholder hotline:
(888) 637-0590
                                                Robert W. Baird & Company
                                                Mike Pniewski & Ken Bauman
                                                1-800-888-6200

                                                Stifel, Nicolaus & Company, Inc.
                                                Pete VanDer Schaaf
                                                1-800-676-0477

                                                Tucker Anthony
                                                Jack Korff
                                                1-888-861-2200

                                   EXHIBIT 21


                       FIRSTBANK CORPORATION SUBSIDIARIES



     NAME             STATE OF INCORPORATION            OWNERSHIP

Firstbank -Alma               Michigan           100%
Firstbank                     Michigan           100%
Firstbank - West Branch       Michigan           100%
Firstbank - Lakeview          Michigan           100%
Firstbank - St. Johns         Michigan           100%
Gladwin Land Company          Michigan           100%
1st Armored, Inc.             Michigan           100% by Firstbank - West Branch
1st Collections, Inc.         Michigan           100% by Firstbank - West Branch
1st Title, Inc.               Michigan           100% by Firstbank - West Branch
C.A. Hanes Realty, Inc.       Michigan            55% by Firstbank - West Branch

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-60190, 333-95427, 333-89771 and 333-53957) and Form S-3 (File No. 333-15131) of our report dated February 1, 2001 on the 2000 Consolidated Financial Statements of Firstbank Corporation, which report is included in the 2000 Annual Report on Form 10-K of Firstbank Corporation. [GRAPHIC OMITTED]



                                             /s/  CROWE, CHIZEK AND COMPANY LLP
                                                  CROWE, CHIZEK AND COMPANY LLP
Grand Rapids, Michigan
March 9, 2001

                                   EXHIBIT 99
                        Firstbank Corporation 401(k) Plan
                                Performance Table

                                                INITIAL
                                              INVESTMENT           VALUE             VALUE             VALUE             VALUE
                                                  ON               AS OF             AS OF             AS OF             AS OF
FUND                                          12/31/1996        12/31/1997        12/31/1998        12/31/1999        12/31/2000
----                                          ----------        ----------        ----------        ----------        ----------
Firstbank Corporation Common Stock            $1,000.00          44.203%           26.495%           -31.288%          5.37%
                                                                 $1,442.03         $1,824.10         $1,253.37         $1,320.68
Federated Money Market for
U.S. Treasury Obligations                     $1,000.00          5.22%             5.11%             4.64%             5.33%
                                                                 $1,052.20         $1,105.97         $1,157.28         $1,218.96
Federated Capital Preservation Fund           $1,000.00          5.86%             5.64%             5.57%             5.97%
                                                                 $1,058.60         $1,118.31         $1,180.59         $1,251.07
Vanguard Fixed Income
Total Bond Fund                               $1,000.00          9.44%             8.60%             -.70%             10.72%
                                                                 $1,094.40         $1,188.52         $1,180.20         $1,306.72
Vanguard Fixed Income
Long Term Corporate Bond Fund                 $1,000.00          13.79%            9.20%             -6.23%            11.08%
                                                                 $1,137.90         $1,242.59         $1,165.17         $1,294.27
Federated Stock                               $1,000.00          34.42%            17.26%            6.08%             2.82%
                                                                 $1,344.20         $1,576.21         $1,672.04         $1,719.19
Vanguard Index 500 Fund                       $1,000.00          33.21%            28.60%            21.07%            -9.06%
                                                                 $1,332.10         $1,713.08         $2,074.03         $1,886.12
American Century 20th Century Ultra           $1,000.00          23.13%            34.55%            41.46%            -19.63%
                                                                 $1,231.30         $1,656.71         $2,343.59         $1,883.54
Warburg Pincus
Emerging Growth Fund                          $1,000.00          21.27%            5.82%             41.81%            -10.56%
                                                                 $1,212.70         $1,283.28         $1,819.82         $1,627.65
T. Rowe Price International Stock
Fund                                          $1,000.00          2.70%             16.14%            34.60%            -16.57%
                                                                 $1,027.00         $1,192.76         $1,605.45         $1,339.43
Vanguard International Growth Fund            $1,000.00          4.12%             16.93%            26.30%            -8.57%
                                                                 $1,041.20         $1,217.48         $1,537.67         $1,405.89
Fidelity Overseas Fund                        $1,000.00          10.92%            12.84%            42.89%            -18.44%
                                                                 $1,109.20         $1,251.62         $1,788.44         $1,458.65
American Century 20th Century
International Discovery Fund                  $1,000.00          17.48%            17.86%            88.54%            -14.29%
                                                                 $1,174.80         $1,384.62         $2,610.56         $2,237.51