Form 10-Q
period 2001-03-31
FIRSTBANK CORP
filed 2001-05-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

                                       or

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

     Common stock 4,799,232 shares outstanding as of April 30, 2001.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (UNAUDITED)                               page 3-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           page 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.    page 12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               page 13


SIGNATURES                                                              page 14

Item 1.  Financial Statements (UNAUDITED)

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000
                             (Dollars in Thousands)

                                                                                        March 31,      December 31,
                                                                                             2001           2000
                                                                                             ----           ----
 ASSETS
 Cash and due from banks                                                                  $20,630       $ 25,716
 Short term investments                                                                     6,168          2,380
                                                                                    --------------  -------------
                                                  Total cash and cash equivalents          26,798         28,096
 Securities available for sale                                                             71,767         76,175
 Loans
  Loans held for sale                                                                         712          1,018
  Portfolio loans
    Commercial                                                                            290,986        279,060
    Real estate mortgage                                                                  235,781        238,899
    Consumer                                                                               79,801         81,790
                                                                                    --------------  -------------
                                                                      Total loans         607,280        600,767
  Less allowance for loan losses                                                          (10,044)        (9,857)
                                                                                    --------------  -------------
                                                                        Net loans         597,236        590,910
  Premises and equipment, net                                                              15,815         15,682
 Acquisition intangibles                                                                    9,029          8,974
 Accrued interest receivable                                                                4,448          4,623
 Other assets                                                                               9,033          8,807
                                                                                    --------------  -------------
                                                                     TOTAL ASSETS        $734,126       $733,267
                                                                                    ==============  =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                            $74,270        $80,295
  Interest bearing accounts:
    Demand                                                                                134,568        135,467
    Savings                                                                                69,203         68,641
    Time                                                                                  269,730        252,821
                                                                                    --------------  -------------
                                                                   Total deposits         547,771        537,224
 Securities sold under agreements to
    repurchase and overnight borrowings                                                    24,256         38,307
 Notes payable                                                                             85,236         83,952
 Accrued interest and other liabilities                                                    11,052          9,580
                                                                                    --------------  -------------
                                                                Total liabilities         668,315        669,063

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000 shares authorized, none issued Common stock; 10,000,000 shares authorized, 4,793,219 shares issued and
   outstanding as of March 31, 2001  (4,767,877 as of  December 31, 2000)                  56,927         56,550
 Retained earnings                                                                          8,088          7,286
 Accumulated other comprehensive income                                                       796            368
                                                                                    --------------  -------------
                                                       Total shareholders' equity          65,811         64,204
                                                                                    --------------  -------------
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $734,126       $733,267
                                                                                    ==============  =============

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                             MARCH 31, 2001 AND 2000
                  (Dollars in Thousands except per share data)

                                                                                      Three months ended March 31,
                                                                                            2001              2000
                                                                                            ----              ----
 Interest income:
  Interest and fees on loans                                                             $13,223           $11,197
  Investment securities
    Taxable                                                                                  712               914
    Exempt from Federal Income Tax                                                           335               394
  Short term investments                                                                      96                49
                                                                                     ------------      ------------
                                                         Total interest income            14,366            12,554

 Interest expense:
  Deposits                                                                                 5,320             4,325
  Notes payable and other                                                                  1,734             1,262
                                                                                     ------------      ------------
                                                        Total interest expense             7,054             5,587
                                                           Net interest income             7,312             6,967
 Provision for loan losses                                                                   203               175
                                                                                     ------------      ------------
                           Net interest income after provision for loan losses             7,109             6,792
 Noninterest income:
  Gain on sale of mortgage loans                                                             335                93
  Service charges on deposit accounts                                                        424               387
  Trust fees                                                                                  89                88
  Gain (loss) on sale of securities                                                           25                (3)
  Mortgage servicing                                                                          41                79
  Other                                                                                      961               682
                                                                                     ------------      ------------
                                                      Total noninterest income             1,875             1,326
 Noninterest expense:
  Salaries and employee benefits                                                           3,254             2,735
  Occupancy                                                                                  889               775
  Amortization of intangibles                                                                200               171
  FDIC Insurance premium                                                                      25                25
  Michigan Single Business Tax                                                               132               163
  Other                                                                                    2,142             1,227
                                                                                     ------------      ------------
                                                     Total noninterest expense             6,642             5,096
 Income before federal income taxes                                                        2,342             3,022
 Federal income taxes                                                                        730               912
                                                                                     ------------      ------------
                                                                    NET INCOME            $1,612            $2,110
                                                                                     ============      ============

                                                          Comprehensive income            $2,040            $1,877
                                                                                     ============      ============

                                                      Basic earnings per share             $0.34             $0.43
                                                                                     ============      ============

                                                    Diluted earnings per share             $0.33             $0.42
                                                                                     ============      ============

                                                           Dividends per share             $0.17             $0.16
                                                                                     ============      ============

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 and 2000
                             (Dollars in Thousands)

                                                                                          Three months ended March 31,
                                                                                                2001              2000
                                                                                                ----              ----
 OPERATING ACTIVITIES
     Net income                                                                               $1,612            $2,110
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                203               175
        Depreciation of premises and equipment                                                   307               361
        Net amortization of security premiums/discounts                                           33                20
        (Gain) loss on sale of securities                                                        (25)                3
        Amortization of goodwill and other intangibles                                           200               171
        Gain on sale of mortgage loans                                                          (335)              (93)
        Proceeds from sales of mortgage loans                                                 22,710            11,218
        Loans originated for sale                                                            (22,069)          (10,610)
        Increase (decrease) in accrued interest receivable and other assets                     (526)              213
        Increase in accrued interest payable and other liabilities                             1,472             1,348
                                                                                        -------------     -------------
                                              NET CASH PROVIDED BY OPERATING  ACTIVITIES       3,582             4,916

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                       2,163               995
     Proceeds from maturities of securities available for sale                                 6,716            10,569
     Purchases of securities available for sale                                               (3,833)           (7,634)
     Net increase in portfolio loans                                                          (6,835)          (21,770)
     Net purchases of premises and equipment                                                    (439)             (729)
                                                                                        -------------     -------------
                                                   NET CASH USED IN INVESTING ACTIVITIES      (2,228)          (18,569)

 FINANCING ACTIVITIES
    Net increase in deposits                                                                  10,547               728
    Decrease in securities sold under agreements
     to repurchase and other short term borrowings                                           (14,051)           (8,509)
    Increase of note payable                                                                   1,284            17,486
    Cash proceeds from issuance of common stock                                                  409               527
    Purchase of common stock                                                                     (30)             (875)
     Cash dividends                                                                             (811)             (795)
                                                                                        -------------     -------------
                                    NET CASH PROVIDED BY (USED IN) FINANCING  ACTIVITIES      (2,652)            8,562

                                                   DECREASE IN CASH AND CASH EQUIVALENTS      (1,298)           (5,091)
 Cash and cash equivalents at beginning of period                                             28,096            25,197
                                                                                        -------------     -------------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD     $26,798           $20,106
                                                                                        =============     =============

 Supplemental Disclosure
     Interest Paid                                                                            $6,894            $5,609
     Income Taxes Paid                                                                            $0                $0
     Non-cash transaction:  purchased goodwill                                                  $254                $0

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet and statement of shareholders' equity at December 31, 2000, have been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B - SECURITIES

Individual securities held in the securities portfolio are classified as securities available for sale. Securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternate investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity until realized.


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $78,477,000 and $88,264,000 at March 31, 2001, and December 31, 2000, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                              March 31,                December 31,
              (Dollars in thousands)                           2001                       2000
         --------------------------------------------        -------                    --------
         Nonperforming loans:
              Nonaccrual loans                                $2,099                      $1,715
              Loans 90 days or more past due                     231                         366
              Renegotiated loans                                  53                          53
                                                             -------                     -------
                           Total nonperforming loans          $2,383                      $2,134
                                                             =======                     =======
              Property from defaulted loans                   $  585                      $  512
                                                             =======                     =======
              Nonperforming loans as a percent of:
                           Total loans                          .39%                        .35%
                                                             =======                     =======
                           Allowance for loan losses          23.73%                      25.51%
                                                             =======                     =======

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                              March 31         December 31
                                                                2001              2000
                                                              --------          --------
Loans outstanding at end of period                            $607,280          $600,767
                                                               =======           =======
Allowance at end of period                                     $10,044            $9,857
                                                               =======             =====
Allowance as a percent of:
         Total loans at end of period                            1.65%             1.64%
                                                                 ====              ====
         Nonperforming loans at end of period                     421%              462%
                                                                  ===               ===

                                                                         Three Months Ended
                                                                March 31,                  March 31,
         (Dollars in thousands)                                   2001                        2000
         --------------------------------------------------------------------------------------------
Balance at beginning of period                                   $9,857                     $9,317

Charge-offs                                                         (99)                      (178)
Recoveries                                                           83                        246
                                                                 ------                     ------
         Net (charge-offs) recoveries                                16                         68

         Additions to allowance for
           loan losses                                              203                        175
                                                                 ------                     ------
         Balance at end of period                             $  10,044                     $9,560
                                                               ========                      =====
Average loans outstanding
         during the period                                     $602,361                   $516,505
                                                                =======                    =======
Net charge-offs (recoveries) as a percent of:

         Average loans outstanding                                .003%                      .013%
                                                                  ====                       ====
         Average Allowance for loan losses                         .16%                       .72%
                                                                   ===                        ===

NOTE E - RECLASSIFICATION

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


NOTE F - BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)                       Three months ended March 31,
                                                                           2001             2000
                                                                           ----             ----
Earnings per share
      Net Income                                                          $1,612           $2,110
      Weighted average common shares outstanding                           4,771            4,917
                                                                           -----            -----
          Basic earnings per share                                       $  0.34          $  0.43
                                                                          ======           ======
Earnings per share assuming dilution
      Net Income                                                          $1,612           $2,110
      Weighted average common shares outstanding                           4,771            4,917
      Add dilutive effect of assumed exercises of options                     64               80
                                                                            ----             ----
      Weighted average common and dilutive potential
          common shares outstanding                                        4,835            4,997
                                                                          ------           ------
          Diluted earnings per share                                     $  0.33          $  0.42
                                                                          ======           ======

Stock options for 87,757 and 49,584 shares of common stock were not considered in computing diluted earnings per share for 2001 and 2000 because they were antidilutive.

Item 2. Management' s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries, Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its majority holding in C.A. Hanes Realty, Inc.), Firstbank - Lakeview, Firstbank - St. Johns (collectively the "Banks") and Gladwin Land Company.

Financial Condition

Total assets increased $1 million, or .12%, during the first three months of 2001. Cash and cash equivalents decreased by $1.3 million, or 4.6%, during the first quarter of 2001.

Securities available for sale declined $4 million, or 5.8%, during the three months ending March 31, 2001. Nearly all of this decrease is due to the decision not to replace maturing securities. During the same time period, overnight borrowings and securities sold under agreements to repurchase also declined (see below).

Total loans grew $6.5 million, or 1%, during the first quarter of 2001. The commercial portfolio grew $12 million, but this growth was partially offset by modest decreases in both consumer and mortgage loans of $2 million and $3.1 million, respectively. The allowance for loan losses increased $187,000 during the first three months of 2001. At March 31, 2001, the allowance as a percent of outstanding loans was 1.65% compared to 1.64% at December 31, 2000. The allowance as a percent of nonperforming loans was 421% at the end of the first quarter of 2001 and 462% at year end 2000. During the first quarter of 2001, the allowance was increased by a provision of $203,000 and decreased by net charge offs of $15,181. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $10.5 million, or 1.96%, from December 31, 2000, to March 31, 2001. Reductions in noninterest bearing account balances of $6 million and demand deposit checking account balances of $1 million were offset by increases in time and savings deposits of $17.5 million. An increase in state and municipal deposits accounted for approximately $12 million of the increase in time deposits. In addition, corporate transfers from repurchase agreements into time deposits totaled $5.5 million. Nearly all of these deposits have maturities of one to twelve months.

For the three month period ended March 31, 2001, securities sold under agreements to repurchase and overnight borrowings have decreased by $14 million, or 36.7%. A portion of the decrease resulted from the transfer from repurchase agreements to time deposits discussed above. Also, the increase in time deposits was used to satisfy funding needs rather than overnight borrowings. Notes payable have increased a modest $1.3 million from the end of December 2000, to the end of March, 2001.

Total shareholders' equity increased $1.6 million, or 2.5%, during the first quarter of 2001. Net income of $1,612,000, stock issuances of $409,000, and net unrealized appreciation on securities available for sale of $428,000 increased shareholders' equity, while stock repurchases of $30,000 and dividends of $811,000 decreased shareholders' equity. Book value was $13.73 per share at March 31, 2001, and $13.47 at December 31, 2000.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                   Tier 1      Tier 1          Total
                                                 Capital to  Capital to      Capital to
                                                  Average   Risk-weighted   Risk-weighted
        (Dollars in thousands)                     Assets      Assets         Assets
     ------------------------------               --------  ----------      ----------
Capital balances at March 31, 2001                $56,292     $56,292       $63,221
Required Regulatory Capital                       $29,362     $22,048       $44,096
Capital in excess of regulatory minimums          $26,930     $34,244       $19,125

Capital ratios at March 31, 2001                    7.67%      10.21%        11.47%
Regulatory capital ratios -- "well capitalized"
         definition                                 5.00%       6.00%        10.00%
Regulatory capital ratios -- minimum requirement    4.00%       4.00%         8.00%

Results of Operations

Net income during the first quarter of 2001 was reduced by several non-recurring charges totaling $446,000, after tax, resulting in net income of $1,612,000, basic earnings per share of $0.34, and diluted earnings per share of $0.33 for the first quarter of 2001 compared to $2,110,000, $0.43 and $0.42 for the first quarter of 2000. The non-recurring charges were related primarily to the consolidation of various activities into the corporate processing center. The largest of these charges related to processing errors that occurred over time at a subsidiary bank on mortgages sold into the secondary market. Those errors have been corrected, and the consolidation of mortgage processing at the corporate operations center will prevent their reoccurrence. The remaining charges relate to employee severance, formation of mortgage subsidiaries, and expenses incurred in preparing to list the Corporation's common stock on the NASDAQ National Market System. Operating earnings (excluding non-recurring charges) were $2,058,000, or $0.43 per share (diluted), in the first quarter of 2001 compared to $2,110,000, or $0.42 per share (diluted), in the first quarter of 2000.

The rapid decline in interest rates in the first quarter of 2001 caused interest earned on loans and other earning assets to decline faster than interest costs of deposits and other funding sources, resulting in a decline in Firstbank's net interest margin. Average earning assets increased $70 million, or 11.57% for the first quarter of 2001 when compared to the first quarter of 2000. The yield on earning assets increased 21 basis points to 8.65% during the first three months of 2001 compared to 8.44% during the same period in 2000. The cost of funding rate related liabilities increased 49 basis points when comparing the quarter ends of March 2001 and March 2000, from 3.87% in 2000 to 4.36% in 2001. Net interest margin declined 29 basis points from 4.74% to 4.45% when comparing the quarters ended March 2000 and March 2001. Net interest income before provision increased $344,300, or 4.95%, when comparing the three months ending March 31, 2001, to the same period in 2000.

The provision for loan losses increased $28,000, or 16%, to $203,000 for the first quarter of 2001 compared to the first quarter of 2000. This increase is not a response to deteriorating loan quality, but a provision in recognition of significant loan growth.

Total noninterest income increased $549,000, or 41.4%, in the first quarter of 2001 when compared to the respective period in 2000. Gains on sale of mortgages increased $242,000, or 260%, for the same period due to the decline in interest rates which has caused a substantial increase in mortgage lending activity. Miscellaneous income increased $279,000, or 41%, compared to the same period one year ago. Nearly all of this increase is due to the business activities of the new affiliates.

Noninterest expense increased 30.3%, or $1,546,000, for the three months ending March 31, 2001, compared to the same period in 2000. The new operating entities of Firstbank - St. Johns, Gladwin Land Co. Inc., and C.A. Hanes Realty Inc. account for nearly $503,000 of this difference as their activity was added to the company in the second half of 2000. Salary expense increased $519,000 representing annual salary adjustments for continuing staff as well as additional staff required for the new subsidiaries. Non-recurring charges of $687,000 (as discussed earlier), further increased noninterest expense for the quarter.


FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, performance, business and strategies are forward looking statements. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, "Liquidity and Interest Rate Sensitivity" on page 8 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 through 10 in the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference. Firstbank's annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2000.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" on page of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRSTBANK CORPORATION
                                         (Registrant)




Date:    5/11/01                         \s\ Thomas R. Sullivan
                                         Thomas R. Sullivan
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)


Date:    5/11/01                         \s\ Samuel G. Stone
                                         Samuel G. Stone
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)