Form 10-Q
period 2001-06-30
FIRSTBANK CORP
filed 2001-08-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to _______.

Commission file number: 0-14209

                              FIRSTBANK CORPORATION
             (Exact name of registrant as specified in its charter)


           Michigan                                             38-2633910
  (State or other jurisdiction                                  (I.R.S. Employer
 of incorporation or organization)                              Identification
                                                                Number)

  311 Woodworth Avenue, Alma, Michigan                            48801
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (989) 463-3131

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

     Common stock . . . . 4,830,431 shares outstanding as of July 31, 2001.

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


SIGNATURES                                                               page 16

Item 1.  Financial Statements (UNAUDITED)

                              FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                                                     June 30        December 31,
                                                                                        2001             2000
 ASSETS
 Cash and due from banks                                                             $20,687          $25,716
 Short term investments                                                                6,149            2,380
                                                                                 ------------     ------------
                                            Total cash and cash equivalents           26,836           28,096

 Securities available for sale                                                        71,373           76,175
 Loans
  Loans held for sale                                                                  2,511            1,018
  Portfolio loans
    Commercial                                                                       291,717          279,060
    Real estate mortgage                                                             229,288          238,899
    Consumer                                                                          78,760           81,790
                                                                                 ------------     ------------
                                                                Total loans          602,276          600,767
  Less allowance for loan losses                                                     (10,164)          (9,857)
                                                                                 ------------     ------------
                                                                  Net loans          592,112          590,910
 Premises and equipment, net                                                          15,853           15,682
 Acquisition intangibles                                                               8,834            8,974
 Accrued interest receivable                                                           4,043            4,623
 Other assets                                                                          9,414            8,807
                                                                                 ------------     ------------
                                                               TOTAL ASSETS         $728,465         $733,267
                                                                                 ============     ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                        78,127           80,295
  Interest bearing accounts:
    Demand                                                                           144,660          135,467
    Savings                                                                           70,953           68,641
    Time                                                                             253,252          252,821
                                                                                 ------------     ------------
                                                             Total deposits          546,992          537,224

 Securities sold under agreements to  repurchase and overnight                        25,058           38,307
borrowings
 Notes payable                                                                        77,254           83,952
 Accrued interest and other liabilities                                               11,223            9,580
                                                                                 ------------     ------------
                                                          Total liabilities          660,527          669,063

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000 shares authorized, none issued Common stock; 10,000,000 shares authorized, 4,827,659 shares issued
  and outstanding (4,767,877 in December 2000)                                        57,481           56,550
 Retained earnings                                                                     9,641            7,286
 Accumulated other comprehensive income                                                  816              368
                                                                                 ------------     ------------
                                                 Total shareholders' equity           67,938           64,204
                                                                                 ------------     ------------
                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $728,465         $733,267
                                                                                 ============     ============

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                             Three months ended
                                                                                                  June 30,
                                                                                           2001            2000
                                                                                           ----            ----
 Interest income:
  Interest and fees on loans                                                            $13,230         $11,954
  Investment securities
    Taxable                                                                                 675             849
    Exempt from Federal Income Tax                                                          325             378
  Short term investments                                                                     47              51
                                                                                    ------------     -----------
                                                         Total interest income           14,277          13,232

 Interest expense:
  Deposits                                                                                5,069           4,544
  Notes payable and other                                                                 1,483           1,556
                                                                                    ------------     -----------
                                                        Total interest expense            6,552           6,100
                                                                                    ------------     -----------
                                                           Net interest income            7,725           7,132
 Provision for loan losses                                                                  228             213
                                                                                    ------------     -----------
                           Net interest income after provision for loan losses            7,497           6,919
 Noninterest income:
  Gain on sale of mortgage loans                                                            622              78
  Service charges on deposit accounts                                                       494             443
  Trust fees                                                                                 83             107
  Gain on sale of securities                                                                  0               7
  Mortgage servicing                                                                        (39)             69
  Other                                                                                   1,023             628
                                                                                    ------------     -----------
                                                      Total noninterest income            2,183           1,332
 Noninterest expense:
  Salaries and employee benefits                                                          3,320           2,651
  Occupancy                                                                                 768             776
  Amortization of Intangibles                                                               194             172
  FDIC Insurance premium                                                                     27              25
   Michigan Single Business Tax                                                             124             152
  Other                                                                                   1,708           1,305
                                                                                    ------------     -----------
                                                     Total noninterest expense            6,141           5,081
                                                                                    ------------     -----------
 Income before federal income taxes                                                       3,539           3,170
 Federal income taxes                                                                     1,121           1,030
                                                                                    ------------     -----------

                                                                    NET INCOME           $2,418          $2,140
                                                                                    ============     ===========

                                                          Comprehensive Income           $2,438          $2,344
                                                                                    ============     ===========

                                                      Basic earnings per share            $0.50           $0.44
                                                                                    ============     ===========

                                                    Diluted earnings per share            $0.50           $0.44
                                                                                    ============     ===========

                                                           Dividends per share            $0.18           $0.16
                                                                                    ============     ===========

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                       Six months ended June 30,
                                                                                          2001          2000
                                                                                       ------------    ----------
 Interest income:
  Interest and fees on loans                                                               $26,453       $23,151
  Investment securities
    Taxable                                                                                  1,387         1,763
    Exempt from Federal Income Tax                                                             660           772
   Short term investments                                                                      143           100
                                                                                       ------------    ----------
                                                              Total interest income         28,643        25,786

 Interest expense:
  Deposits                                                                                  10,389         8,869
  Notes payable and other                                                                    3,217         2,818
                                                                                       ------------    ----------
                                                             Total interest expense         13,606        11,687
                                                                                       ------------    ----------
                                                                Net interest income         15,037        14,099
 Provision for loan losses                                                                     431           388
                                                                                       ------------    ----------

                              Net interest income after provision for loan losses           14,606        13,711
 Noninterest income:
  Gain on sale of mortgage loans                                                               957           171
  Service charges on deposit accounts                                                          918           830
  Trust fees                                                                                   172           195
  Gain on sale of securities                                                                    25             4
  Mortgage servicing                                                                             2           148
  Other                                                                                      1,984         1,310
                                                                                       ------------    ----------
                                                           Total noninterest income          4,058         2,658
 Noninterest expense:
  Salaries and employee benefits                                                             6,574         5,386
  Occupancy                                                                                  1,657         1,551
  Amortization of Intangibles                                                                  394           343
  FDIC Insurance premium                                                                        52            50
  Michigan Single Business Tax                                                                 256           315
  Other                                                                                      3,850         2,532
                                                                                       ------------    ----------
                                                          Total noninterest expense         12,783        10,177
                                                                                       ------------    ----------
 Income before federal income taxes                                                          5,881         6,192
  Federal income taxes                                                                       1,851         1,942
                                                                                       ------------    ----------

                                                                         NET INCOME         $4,030        $4,250
                                                                                       ============    ==========

                                                               Comprehensive Income         $4,478        $4,221
                                                                                       ============    ==========

                                                           Basic earnings per share          $0.84         $0.87
                                                                                       ============    ==========

                                                         Diluted earnings per share          $0.83         $0.86
                                                                                       ============    ==========

                                                                Dividends per share          $0.35         $0.32
                                                                                       ============    ==========

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 and 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                               Six months ended June 30,
                                                                                                   2001           2000
                                                                                                   ----           ----
 OPERATING ACTIVITIES
     Net income                                                                                  $4,030         $4,250
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                   431            388
        Depreciation of premises and equipment                                                      685            700
        Net amortization of security premiums/discounts                                              84             78
        Gain on sale of securities                                                                  (25)            (4)
        Amortization of goodwill and other intangibles                                              394            343
        Gain on sale of mortgage loans                                                             (957)          (171)
        Proceeds from sales of mortgage loans                                                    67,882         16,534
        Loans originated for sale                                                               (68,418)       (16,198)
        Increase in accrued interest receivable and other assets                                   (510)        (1,247)
        Increase in accrued interest payable and other liabilities                                1,644             70
                                                                                             -----------    -----------
                                              NET CASH PROVIDED BY OPERATING  ACTIVITIES          5,240          4,743

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                          2,163          2,345
     Proceeds from maturities of securities available for sale                                   14,715         15,497
     Purchases of securities available for sale                                                 (11,459)        (9,656)
     Net increase in portfolio loans                                                               (140)       (49,286)
     Net purchases of premises and equipment                                                       (856)        (1,395)
                                                                                             -----------    -----------
                                    NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES          4,423        (42,495)

 FINANCING ACTIVITIES
     Net increase in deposits                                                                     9,768         10,549
    Decrease in securities sold under agreements
     to repurchase and other short term borrowings                                              (13,249)        (2,021)
    Increase (decrease) of note payable                                                          (6,698)        32,457
    Cash proceeds from issuance of common stock                                                     971          1,052
    Purchase of common stock                                                                        (40)        (2,405)
    Cash dividends                                                                               (1,675)        (1,583)
                                                                                             -----------    -----------
                                     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (10,923)        38,049

                                       INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         (1,260)           297
 Cash and cash equivalents at beginning of period                                                28,096         25,197
                                                                                             -----------    -----------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD        $26,836        $25,494
                                                                                             ===========    ===========

 Supplemental Disclosure
     Interest Paid                                                                              $13,014        $11,820
     Income Taxes Paid                                                                           $1,190         $2,600
     Non-cash transaction:  purchased goodwill                                                     $254           $342

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $95,456,000 and $88,264,000 at June 30, 2001, and December 31, 2000, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                             June 30,                  December 31,
              (Dollars in thousands)                           2001                        2000
         --------------------------------------              --------                  -------------
         Nonperforming loans:
              Nonaccrual loans                                $1,330                      $1,715
              Loans 90 days or more past due                     364                         366
              Renegotiated loans                                  53                          53
                                                              ------                      ------
                   Total nonperforming loans                  $1,747                      $2,134
                                                              ======                      ======
         Property from defaulted loans                        $  884                      $  512
                                                              ======                      ======
         Nonperforming loans as a percent of:
              Total loans                                       .29%                        .35%
                                                                ====                        ====
              Allowance for loan losses                       17.19%                      21.65%
                                                              ======                      ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                          June 30,             December 31
                                                            2001                   2000
                                                        -----------            -----------
Loans outstanding at end of period                        $602,276              $600,767
                                                          ========              ========
Allowance at end of period                                 $10,164                $9,857
                                                           =======                ======
Allowance as a percent of:
         Total loans at end of period                        1.69%                 1.64%
                                                             =====                 =====

         Nonperforming loans at end of period                 582%                  462%
                                                              ====                  ====

                                                                  Six Months Ended
                                                          June 30,              June 30,
         (Dollars in thousands)                            2001                   2000
         --------------------------------------------------------------------------------------------
Balance at beginning of period                          $   9,857               $  9,317

Charge-offs                                                  (280)                  (305)
Recoveries                                                    156                    364
                                                        ---------               --------
         Net (charge-offs) recoveries                        (124)                    59

         Additions to allowance for
           loan losses                                        431                    388
                                                        ---------               --------
         Balance at end of period                       $  10,164                 $9,764
                                                        =========               ========

Average loans outstanding
         during the period                               $605,334               $528,964
                                                         ========               ========

Net charge-offs (recoveries) as a percent of:

         Average loans outstanding                           .02%                 (.01)%
                                                             ===                   ====

         Average Allowance for loan losses                  1.24%                  .62%
                                                            ====                    ===

NOTE E - RECLASSIFICATION

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


NOTE F - BASIC AND DILUTED EARNINGS PER SHARE (All numbers listed in thousands except for per share data)

                                            Three months ended          Six months ended
                                         June 30,       June 30,      June 30,     June 30,
                                          2001            2000          2001         2000
                                          ----            ----          ----         ----
Earnings per share
     Net Income                           $2,418          $2,140      $4,030      $4,250
     Weighted average
         common shares outstanding         4,799           4,888       4,785       4,902
     Basic earnings per share            $  0.50         $  0.44     $  0.84     $  0.87
Earnings per share assuming dilution
     Net Income                           $2,418           $2,140     $4,030      $4,250
     Weighted average
         common shares outstanding         4,799            4,886      4,785       4,902
         Add dilutive effect of assumed
         exercises of options                 66               31         66          42
         Weighted average common and
         dilutive potential common
         shares outstanding                4,865            4,917      4,851       4,944
Diluted earnings per share               $  0.50          $  0.44    $  0.83    $   0.86


Stock options for 254,431 and 66,111 shares of common stock were not considered in computing diluted earnings per share for the six month periods of 2001 and 2000 because they were antidilutive.

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


Financial Condition

Total assets showed little change, decreasing $5 million, or .65% during the first six months of 2001. Cash and cash equivalents decreased by $1.3 million, or 4.5%, during the first six months of 2001. Securities available for sale declined $5 million, or 6.3%, during the six months ended June 30, 2001. This decrease was more than matched by decreases in borrowings (see below). Nearly all of this decrease was accomplished by decisions not to fully replace maturing securities.

Total loans grew $1.5 million, or .25%, during the first half of 2001. The commercial portfolio grew $12.7 million and loans held for sale increased $1.5 million, but this growth was partially offset by decreases in both mortgage and consumer loans of $9.6 million and $3.0 million, respectively. The allowance for loan losses increased $307,000, or 3.1%, during the first half of 2001. At June 30, 2001, the allowance as a percent of outstanding loans was 1.69% compared to 1.64% at December 31, 2000. The allowance as a percent of nonperforming loans was 582% at the end of the second quarter of 2001 and 462% at year end 2000. During the first six months of 2001, the allowance was increased by a provision of $431,000 and decreased by net charge offs of $124,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $9.8 million, or 1.82%, from December 31, 2000, to June 30, 2001. Reductions in noninterest bearing account balances of $2.1 million were offset by increases of $9.2 million, or 6.8%, in interest bearing demand deposits, $2.3 million, or 3.3%, in savings deposits and $0.4 million in time deposits.

For the six month period ended June 30, 2001, securities sold under agreements to repurchase and overnight borrowings have decreased by $13.2 million, or 34.6%. A portion of the decrease resulted from the transfer from repurchase agreements to time deposits noted above. The increase in time deposits was used to satisfy funding needs rather than borrowings. Notes payable also have decreased $6.7 million from the end of December 2000, to the end of June, 2001, as it was not necessary to renew all maturing notes.

Total shareholders' equity increased $3.7 million, or 5.8%, during the first half of 2001. Net income of $4,030,000, stock issuances of $971,000, and net unrealized appreciation on securities available for sale of $448,000 increased shareholders' equity, while stock repurchases of $40,000 and dividends of $1,675,000 decreased shareholders' equity. Book value was $14.07 per share at June 30, 2001, and $13.47 at December 31, 2000.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                     Total
                                                                      Tier 1       Risk-based
                  (Dollars in thousands)             Leverage         Capital       Capital
                  -------------------------------------------------------------------------
Capital balances at June 30, 2001                    $58,156         $58,156       $65,239
Required Regulatory Capital                          $29,177         $22,543       $45,087
Capital in excess of regulatory minimums             $28,979         $35,613       $20,152

Capital ratios at June 30, 2001                       7.97%           10.32%        11.58%
Regulatory capital ratios -- "well capitalized"
         definition                                   5.00%            6.00%        10.00%
Regulatory capital ratios -- minimum requirement      4.00%            4.00%         8.00%

Results of Operations

For the second quarter of 2001, net income was $2,418,000, basic earnings per share were $0.50, and diluted earnings per share were also $0.50 compared to $2,140,000, $0.44, and $0.44 for the second quarter of 2000. Net income for the first half of 2001 was $4,030,000 with basic earnings per share of $0.84 and diluted earnings per share of $0.83, compared to $4,250,000, $0.87 and $0.86 for the first six months of 2000. Net income for the first half of 2001 was reduced by a $446,000 one-time charge taken in the first quarter and discussed in previous disclosures, with basic earnings per share and diluted earnings per share also reduced by $0.10 and $0.09 respectively by the one-time charge.

Average earning assets increased $63 million, or 10.2%, from the first half of 2000 to the first half of 2001. Despite the sharp decline in short term interest rates in the first quarter of 2001, due to the fact that interest rates were rising in the first half of 2000, yields and costs of funds were higher in the first half of 2001 compared to the first half of 2000. The yield on earning assets increased 9 basis points to 8.58% at June 30, 2001, compared to 8.49% at June 30, 2000. The cost of funding related liabilities increased 22 basis points when comparing the six month periods ended June 30 from 3.96% in 2000 to 4.18% in 2001. Firstbank Corporation's funding mix also became more costly, as a greater percentage of funding shifted to Federal Home Loan Bank advances and other borrowings rather than deposits.

Since the increase in yields on earning assets was less than the increase in cost of funds, the net interest margin declined 14 basis points from 4.70% for the first half of 2000 to 4.56% for the six months ended June 30, 2001. However, the net interest margin rebounded in the second quarter of 2001 to 4.66% compared to 4.45% in the first quarter of 2001. Net interest income increased $938,000, or 6.7%, in the first half of 2001 compared to the same period in 2000.

The provision for loan losses increased $43,000 to $431,000 for the first half of 2001 compared to the first half of 2000. This increase reflects the recognition of strong commercial loan growth over the year-ago level as opposed to concern over loan quality.

Total noninterest income increased $1,400,000, or 52.7%, during the first half of 2001 when compared to the same period in 2000. Most of the increase in total noninterest income and in other noninterest income was attributable to subsidiaries which were not in operation for all or part of the first half of 2000 (1st Title, C.A. Hanes, Gladwin Land, and Firstbank - St. Johns). Excluding these new subsidiaries from the 2001 and 2000 periods, non-interest income increased $581,000, or 22.7%. Service charges on deposit accounts increased $88,000, or 10.6%. Excluding the new subsidiaries, service charges on deposit accounts increased $64,000, or 7.7%. Gain on sale of mortgage loans increased $786,000, or 460% due to increased mortgage origination and mortgage re-finance activity. None of this increase was due to the new subsidiaries. Certain other categories of non-interest income declined, most notably mortgage servicing income which declined from $148,000 in the first half of 2000 to $2,000 in the first half of 2001. The decline was due to the impact of refinances and other pre-payments. Excluding these impacts, mortgage servicing income grew 12.5% to $341,000 in the first half of 2001 compared to $303,000 in the first half of 2000. Refinances and other pre-payments also were the primary cause of the decline in real estate mortgage portfolio loans, as many re-financed loans were sold in the secondary market.

Noninterest expense increased $2,606,000, or 25.6%, when comparing the six month period ended June 30, 2001 and 2000. Most of the increase in noninterest expense and its components was attributable to subsidiaries which were not in operation for all or part of the first half of 2000, the one-time charges of $676,000 taken in the first quarter of 2001 and discussed in previous disclosures, and employee benefits expense - primarily costs of providing medical benefits. Excluding the new subsidiaries, the one-time charges, and employee benefits expense, non-interest expenses increased $338,000, or 3.7%.

Analysis of the second quarter of 2001 compared to the second quarter of 2000 provides similar observations as comparisons of the half-year periods.

Total noninterest income increased $851,000, or 63.9%, during the second quarter of 2001 when compared to the same period in 2000. Most of the increase in total noninterest income and in other noninterest income was attributable to subsidiaries which were not in operation for all or part of the second quarter of 2000 (1st Title, C.A. Hanes, Gladwin Land, and Firstbank - St. Johns).
Excluding these new subsidiaries from the 2001 and 2000 periods, non-interest income increased $366,000, or 29.6%. Service charges on deposit accounts increased $51,000, or 11.5%. Excluding the new subsidiaries, service charges on deposit accounts increased $37,000, or 8.4%. Gain on sale of mortgages increased $544,000, or 697% due to increased mortgage origination and mortgage re-finance activity. None of this increase was due to the new subsidiaries. Certain other categories of non-interest income declined, most notably mortgage servicing income which declined from $69,000 in the second quarter of 2000 to negative $39,000 in the second quarter of 2001. The decline was due to the impact of refinances and other pre-payments.

Noninterest expense increased $1,060,000, or 20.9%, when comparing the three month periods ended June 30, 2001 and 2000. Most of the increase in noninterest expense and its components was attributable to subsidiaries which were not in operation for all or part of the second quarter of 2000 and employee benefits expense - primarily costs of providing medical benefits. Excluding the new subsidiaries and employee benefits expense, non-interest expenses decreased $56,000, or 1.2%.


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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" on page 12 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Firstbank Corporation was held on April 23, 2001. Shareholders voted on two matters at the meeting: the election of directors and a proposal to increase shares available for awards under the Corporation's Stock Option and Restricted Stock Plan of 1997.

     Election of Directors. The name of each director elected (along with the number of votes cast for or authority withheld) at the meeting follows:

        Directors Elected                                            Abstentions
        to Three Year Terms                          Authority       and Broker
        Expiring in 2003              For            Withheld        Non-Votes
        ----------------              ---            --------        ---------
        William E. Goggin            3,768,187        20,545           3,915
        Duane A. Carr                3,782,448         6,285           3,915
        Jeffrey C. Schubert          3,776,780        11,952           3,915

        Directors Elected                                            Abstentions
        to a One Year Term                           Authority       and Broker
        Expiring in 2002              For            Withheld        Non-Votes
        ----------------              ---            --------        ---------
        Benson S. Munger             3,774,100         9,049           9,498


     Increase in Shares Available for Awards under Stock Option and Restricted Stock Plan. The proposal was approved. The vote was as follows:

                                                          Abstentions and
             For                  Against                Broker Non-Votes
             ---                  -------                ----------------
          3,520,347               170,223                    102,077


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRSTBANK CORPORATION
                                         (Registrant)




Date:    August 14, 2001                 \s\ Thomas R. Sullivan
                                         Thomas R. Sullivan
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)


Date:    August 14, 2001                 \s\ Samuel G. Stone
                                         Samuel G. Stone
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)