Form 10-Q
period 2001-09-30
FIRSTBANK CORP
filed 2001-11-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

                                                                  or

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

     Common stock . . . . 4,855,695 shares outstanding as of October 31, 2001.

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


SIGNATURES                                                                               page 17
----------

Item 1.   Financial Statements (UNAUDITED)
                             FIRSTBANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000
                             (Dollars in thousands)

                                                                                  September 30,     December 31,
                                                                                        2001             2000
                                                                                        ----             ----
 ASSETS
 Cash and due from banks                                                             $23,696          $25,716
 Short term investments                                                               13,999            2,380
                                                                                  -----------      -----------
                                            Total cash and cash equivalents           37,695           28,096

 Securities available for sale                                                        76,956           76,175
 Loans
  Loans held for sale                                                                  1,169            1,018
  Portfolio loans
    Commercial                                                                       291,855          279,060
    Real estate mortgage                                                             232,050          238,899
    Consumer                                                                          76,226           81,790
                                                                                  -----------      -----------
                                                                Total loans          601,300          600,767
  Less allowance for loan losses                                                    (10,481)          (9,857)
                                                                                  -----------      -----------
                                                                  Net loans          590,819          590,910
 Premises and equipment, net                                                          16,953           15,682
 Acquisition intangibles                                                               4,986            5,052
 Other intangible assets                                                               3,652            3,922
 Accrued interest receivable                                                           4,179            4,623
 Other assets                                                                          9,561            8,807
                                                                                  -----------      -----------
                                                               TOTAL ASSETS         $744,801         $733,267
                                                                                  ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Noninterest bearing accounts                                                        83,690           80,295
  Interest bearing accounts:
    Demand                                                                           155,861          135,467
    Savings                                                                           73,137           68,641
    Time                                                                             243,096          252,821
                                                                                  -----------      -----------
                                                             Total deposits          555,784          537,224

 Securities sold under agreements to  repurchase and overnight
  borrowings                                                                          31,333           38,307
 Notes payable                                                                        75,843           83,952
 Accrued interest and other liabilities                                               11,106            9,580
                                                                                  -----------      -----------
                                                          Total liabilities          674,066          669,063

 SHAREHOLDERS' EQUITY
 Preferred stock; no par value, 300,000 shares authorized, none issued Common stock; 10,000,000 shares authorized, 4,852,663 shares issued
  and outstanding (4,767,877 in December 2000)                                        57,957           56,550
 Retained earnings                                                                    11,274            7,286
 Accumulated other comprehensive income                                                1,504              368
                                                                                  -----------      -----------
                                                 Total shareholders' equity           70,735           64,204
                                                                                  -----------      -----------
                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $744,801         $733,267
                                                                                  ===========      ===========

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Three months ended
                                                                                               September 30,
                                                                                           2001            2000
                                                                                           ----            ----
 Interest income:
  Interest and fees on loans                                                            $12,762         $12,788
  Investment securities
    Taxable                                                                                 671             832
    Exempt from Federal Income Tax                                                          315             363
  Short term investments                                                                    128              77
                                                                                     -----------      ----------
                                                         Total interest income           13,876          14,060

 Interest expense:
  Deposits                                                                                4,608           4,982
  Notes payable and other                                                                 1,333           1,786
                                                                                     -----------      ----------
                                                        Total interest expense            5,941           6,768
                                                                                     -----------      ----------
                                                           Net interest income            7,935           7,292
 Provision  for  loan  losses                                                               370             174
                                                                                     -----------      ----------
                           Net interest income after provision for loan losses            7,565           7,118
 Noninterest income:
  Gain on sale of mortgage loans                                                            527             149
  Service charges on deposit accounts                                                       515             438
  Trust fees                                                                                 79              93
  Gain on sale of securities                                                                  0             (3)
  Mortgage servicing                                                                         16              81
  Other                                                                                   1,183             630
                                                                                     -----------      ----------
                                                      Total noninterest income            2,320           1,388
 Noninterest expense:
  Salaries  and  employee  benefits                                                       3,260           2,943
  Occupancy                                                                                 954             817
  Amortization of goodwill                                                                  106             101
  Amortization of other intangibles                                                          90              94
  FDIC Insurance premium                                                                     25              25
  Michigan Single Business Tax                                                               35             162
  Other                                                                                   1,722           1,255
                                                                                     -----------      ----------
                                                     Total noninterest expense            6,192           5,397
                                                                                     -----------      ----------
 Income before  federal income taxes                                                      3,693           3,109
 Federal   income    taxes                                                                1,190             967
                                                                                     -----------      ----------

                                                                  NET   INCOME           $2,503          $2,142
                                                                                     ===========      ==========

                                                          Comprehensive Income           $3,172          $2,487
                                                                                     ===========      ==========

                                                      Basic earnings per share            $0.52           $0.44
                                                                                     ===========      ==========

                                                    Diluted earnings per share            $0.51           $0.43
                                                                                     ===========      ==========

                                                           Dividends per share            $0.18           $0.16
                                                                                     ===========      ==========

                                                                Page 4

                              FIRSTBANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                               Nine months ended
                                                                                                   September 30,
                                                                                              2001          2000
                                                                                        -----------     ---------
 Interest income:
  Interest and fees on loans                                                               $39,215       $35,939
  Investment securities
    Taxable                                                                                  2,058         2,595
    Exempt from Federal Income Tax                                                             975         1,135
  Short term investments                                                                       271           177
                                                                                        -----------     ---------
                                                              Total interest income         42,519        39,846

 Interest expense:
  Deposits                                                                                  14,997        13,851
  Notes payable and other                                                                    4,550         4,604
                                                                                        -----------     ---------
                                                             Total interest expense         19,547        18,455
                                                                                        -----------     ---------
                                                                Net interest income         22,972        21,391
 Provision  for  loan  losses                                                                  801           562
                                                                                        -----------     ---------
                                Net interest income after provision for loan losses         22,171        20,829
 Noninterest income:
  Gain on sale of mortgage loans                                                             1,484           320
  Service charges on deposit accounts                                                        1,433         1,268
  Trust fees                                                                                   251           288
  Gain on sale of securities                                                                    25             1
  Mortgage servicing                                                                            18           229
  Other                                                                                      3,167         1,940
                                                                                        -----------     ---------
                                                           Total noninterest income          6,378         4,046
 Noninterest expense:
  Salaries   and   employee   benefits                                                       9,834         8,329
  Occupancy                                                                                  2,611         2,368
  Amortization of goodwill                                                                     319           298
  Amortization of other intangibles                                                            271           249
  FDIC Insurance premium                                                                        77            75
  Michigan single business tax                                                                 291           477
  Other                                                                                      5,572         3,778
                                                                                        -----------     ---------
                                                          Total noninterest expense         18,975        15,574
                                                                                        -----------     ---------
 Income before  federal income taxes                                                         9,574         9,301
 Federal income taxes                                                                        3,041         2,909
                                                                                        -----------     ---------

                                                                       NET   INCOME         $6,533        $6,392
                                                                                        ===========     =========

                                                               Comprehensive Income         $7,669        $6,708
                                                                                        ===========     =========

                                                           Basic earnings per share          $1.36         $1.30
                                                                                        ===========     =========

                                                         Diluted earnings per share          $1.34         $1.29
                                                                                        ===========     =========

                                                                Dividends per share          $0.53         $0.49
                                                                                        ===========     =========

                              FIRSTBANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 and 2000
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                     2001          2000
                                                                                                     ----          ----
 OPERATING ACTIVITIES
     Net income                                                                                    $6,533        $6,392
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                                     801           562
        Depreciation of premises and equipment                                                      1,057         1,128
        Net amortization of security premiums/discounts                                               150           131
        Gain on sale of securities                                                                   (25)           (1)
        Amortization of goodwill and other intangibles                                                590           547
        Gain on sale of mortgage loans                                                            (1,484)         (320)
        Proceeds from sales of mortgage loans                                                     102,353        28,871
        Loans originated for sale                                                               (101,020)      (27,811)
        Increase in accrued interest receivable and other assets                                  (1,149)       (1,802)
        Increase in accrued interest payable and other liabilities                                  1,526         1,675
                                                                                              ------------   -----------
                                              NET CASH PROVIDED BY OPERATING  ACTIVITIES            9,332         9,372

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                            2,163         3,345
     Proceeds from maturities of securities available for sale                                     47,315        21,251
     Purchases of securities available for sale                                                  (48,663)      (11,276)
     Net increase in portfolio loans                                                                (559)      (71,344)
     Net purchases of premises and equipment                                                      (2,328)       (1,722)
                                                                                              ------------   -----------
                                                  NET CASH USED IN  INVESTING ACTIVITIES          (2,072)      (59,746)

 FINANCING ACTIVITIES
    Net increase in deposits                                                                       18,560        38,560
    Increase (decrease) in securities sold under agreements
      to repurchase and other short term borrowings                                               (6,974)      (15,165)
    Retirement of notes payable                                                                  (29,759)      (45,912)
    Proceeds from Federal Home Loan Bank borrowing                                                 21,650        80,064
    Cash proceeds from issuance of common stock                                                     1,457         1,509
    Purchase of common stock                                                                         (50)       (3,522)
    Cash dividends                                                                                (2,545)       (2,367)
                                                                                              ------------   -----------
                                              NET CASH PROVIDED BY FINANCING  ACTIVITIES            2,339        53,167

                                                   INCREASE IN CASH AND CASH EQUIVALENTS            9,599         2,793
 Cash and cash equivalents at beginning of period                                                  28,096        25,197
                                                                                              ------------   -----------
                                          CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD          $37,695       $27,990
                                                                                              ============   ===========

 Supplemental Disclosure
     Interest Paid                                                                                $19,183       $18,546
     Income Taxes Paid                                                                             $2,640        $3,622

See notes to consolidated financial statements.

                              FIRSTBANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2000.


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


NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks' customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks' normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $126,296,000 and $88,264,000 at September 30, 2001, and December 31, 2000, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                                 September 30,      December 31,
              (Dollars in thousands)                                                 2001               2000
         --------------------------------------------------                   ------------------  ----------------
         Nonperforming loans:
                  Nonaccrual loans                                                  $  459             $1,715
                  Loans 90 days or more past due                                     1,436                366
                  Renegotiated loans                                                    53                 53
                                                                                     -----              -----
                           Total nonperforming loans                                $1,948             $2,134
                                                                                     =====              =====
         Property from defaulted loans                                              $1,048             $  512
                                                                                     =====              =====
         Nonperforming loans as a percent of:
                  Total loans                                                        0.32%              0.35%
                                                                                     =====              =====
                  Allowance for loan losses                                         18.59%             21.65%
                                                                                    ======             ======

Analysis of the Allowance for Loan Losses
The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged to expense.

                                                                                 September 30,      December 31
                                                                                     2001               2000
                                                                              ------------------  ----------------

Loans outstanding at end of period                                                 $601,300           $600,767
                                                                                    =======            =======

Allowance at end of period                                                          $10,481             $9,857
                                                                                     ======              =====

Allowance as a percent of:
         Total loans at end of period                                                1.74%              1.64%
                                                                                     ====               ====

         Nonperforming loans at end of period                                         538%               462%
                                                                                      ===                ===

                                                                                          Nine Months Ended
                                                                                 September 30,      September 30,
         (Dollars in thousands)                                                      2001               2000
--------------------------------------------                                  ------------------  ----------------
Balance at beginning of period                                                      $9,857             $9,317

Charge-offs                                                                            469                462
Recoveries                                                                             292                526

         Net (charge-offs) recoveries                                                (177)                 64

         Additions to allowance for
           loan losses                                                                 801                562

         Balance at end of period                                                  $10,481             $9,943

Average loans outstanding
         during the period                                                        $603,531           $541,541

Net charge-offs (recoveries) as a percent of:

         Average loans outstanding                                                   0.03%            (0.01%)

         Average Allowance for loan losses                                           1.75%            (0.66%)

NOTE E - RECLASSIFICATION

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


NOTE F - BASIC AND DILUTED EARNINGS PER SHARE
(All numbers listed in thousands except for per share data)

                                                         Three months ended                    Nine months ended
                                                             September 30,                        September 30,
                                                      -------------------------             -----------------------
                                                       2001               2000               2001              2000
                                                       ----               ----               ----              ----
Earnings per share
     Net Income                                      $2,503             $2,142             $6,533            $6,392
     Weighted average
         common shares outstanding                    4,831              4,847              4,801             4,884
     Basic earnings per share                         $0.52              $0.44              $1.36             $1.30
Earnings per share assuming dilution
     Net Income       $2,503                         $2,142             $6,533             $6,392
     Weighted average
         common shares outstanding                    4,831              4,847              4,800             4,884
     Add dilutive effect of assumed
         exercises of options                            95                 78                 72                56
     Weighted average common and
         dilutive potential common
         shares outstanding                           4,926              4,925              4,872             4,940
Diluted earnings per share                            $0.51              $0.43              $1.34             $1.29

Stock options for 247,473 and 89,930 shares of common stock were not considered in computing diluted earnings per share for the nine month periods of 2001 and 2000 because they were antidilutive.

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

Financial condition

Total assets increased $11 million, or 1.57% during the first nine months of 2001. Cash and cash equivalents increased $9.6 million, or 34.2%, during the first nine months of 2001. Securities available for sale showed little change, increasing $781,000, or only 1%, during the nine months ended September 30, 2001.

Total loans grew by $0.5 million, or 0.1%, during the first nine months of 2001. The commercial portfolio grew $12.8 million and loans held for sale increased $150,000, but this growth was offset by decreases in both mortgage and consumer loans of $6.9 and $5.6 million, respectively. The allowance for loan losses increased $624,000, or 6.3%, during the first nine months of 2001. At September 30, 2001, the allowance as a percent of outstanding loans was 1.74% compared to 1.64% at December 31, 2000. The allowance as a percent of nonperforming loans was 538% at the end of the third quarter of 2001 and 462% at year end 2000. During the first nine months of 2001, the allowance was increased by a provision of $801,000 and decreased by net charge offs of $177,000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $18.6 million, or 3.45%, from December 31, 2000, to September 30, 2001. Increases in non-interest bearing account balances of $3.4 million, or 4.2%, in interest bearing demand deposits of $20.4 million, or 15.1%, in savings deposits of $4.5 million, or 6.6%, were partially offset by a decrease of $9.7 million, or 3.8%, in time deposits.

For the nine-month period ended September 30, 2001, securities sold under agreements to repurchase and overnight borrowings decreased by $7 million, or 18.2%.

Notes payable also decreased $8.1 million, or 9.7% from the end of December 2000, to the end of September 2001, as it was not necessary to renew all maturing notes.

Total shareholders' equity increased $6.5 million, or 10.2%, during the first nine months of 2001. Net income of $6,533,000, stock issuances of $1,457,000, and net unrealized appreciation on securities available for sale of $1,136,000 increased shareholders' equity, while stock repurchases of $50,000 and dividends of $2,547,000 decreased shareholders' equity. Book value was $14.58 per share at September 30, 2001, and $13.47 at December 31, 2000.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                  Total
                                                                     Tier 1     Risk-based
                  (Dollars in thousands)             Leverage       Capital      Capital
         -----------------------------------         --------       -------      -------
Capital balances at September 30, 2001               $60,830        $60,830      $67,926
Required Regulatory Capital                          $30,090        $22,571      $45,142
Capital in excess of regulatory minimums             $30,740        $38,259      $22,784

Capital ratios at September 30, 2001                 8.09%           10.78%       12.04%
Regulatory capital ratios -- "well capitalized"      5.00%            6.00%       10.00%
         definition
Regulatory capital ratios -- minimum requirement     4.00%            4.00%        8.00%

Results of Operations

For the third quarter of 2001, net income was $2,503,000, basic earnings per share were $0.52, and diluted earnings per share were $0.51, compared to $2,142,000, $0.44, and $0.43 for the third quarter of 2000. Net income for the first nine months of 2001 was $6,533,000 with basic earnings per share of $1.36 and diluted earnings per share of $1.34, compared to $6,392,000, $1.30, and $1.29 for the first nine months of 2000. Net income for 2001 was reduced by a $446,000 one-time charge (net of tax of $230,000) taken in the first quarter and discussed in previous disclosures, with basic earnings per share and diluted earnings per share also reduced by $0.10 and $0.09 respectively by the one-time charge.

Average earning assets increased $57 million, or 9.0%, from the end of the third quarter of 2000 to the end of the same period of 2001. The yield on earning assets decreased 18 basis points to 8.41% at September 30, 2001, compared to 8.59% at September 30, 2000. The cost of funding related liabilities decreased 8 basis points when comparing the nine month periods ended September 30, from 4.06% in 2000 to 3.98% in 2001.

Since the decrease in yields on earning assets was more than the decrease in cost of funds, the net interest margin declined 6 basis points from 4.66% for the first three quarters of 2000, to 4.60% for the nine months ended September 30, 2001. Net interest income increased $1.6 million, or 7.4% in the first nine months of 2001 compared to the same period in 2000.

The provision for loan losses increased $239,000 to $801,000 for the first nine months of 2001 when compared to the same period in 2000. This increase reflects the recognition of strong commercial loan growth over the year-ago level and maintains the appropriate allowance balance as described above.

Total non-interest income increased $2,332,000, or 57.6%, during the nine month period ended September 30, 2001 when compared to the same period in 2000. Most of the increase in total non-interest income and in other non-interest income was attributable to subsidiaries which were not in operation for all or part of the first nine months of 2000 (1st Title, C.A. Hanes, Gladwin Land, and Firstbank - St Johns). Excluding the new subsidiaries from the 2001 and 2000 periods, non-interest income increased $1,064,000, or 28.4%. Service charges on deposit accounts increased $165,000, or 13.1%. Excluding the new subsidiaries, these fees increased $132,000, or 10.5%. Gain on sale of mortgages loans increased $1,164,000, or 364.1%, due to increased mortgage origination and mortgage re-finance activity. Certain other categories of non-interest income declined, most notably mortgage servicing income which declined from $229,000 in the first nine months of 2000 to $18,000 in the first nine months of 2001. The decline was due to the impact of refinances and other pre-payments. Excluding these impacts, mortgage servicing income grew 14.0% to $520,000 in the first nine months of 2001 compared to $356,000 in the first nine months of 2000. Refinances and other pre-payments also were the primary cause of the decline in real estate mortgage portfolio loans, as many re-financed loans were sold in the secondary market.

Non-interest  expense  increased  $3,401,000,  or 21.8%, when comparing the nine month periods ended September 30, 2001 and 2000. Most of the increase in non-interest expense and its components was attributable to subsidiaries which were not in operation for all or part of the first nine months of 2000, the one-tine charges of $676,000 taken in the first quarter of 2001 and discussed in previous disclosures, and employee benefits expense - primarily costs of providing medical benefits. Excluding the new subsidiaries, the one-time charges, and employee benefits expense, non-interest expenses increased $719,000, or 5.3%. Of this figure, salary expense increased $435,000, or 6.6%, which represents additions to staff in the existing companies, additional personnel hours required by the increased mortgage loan re-finance volume, and normal salary increments. Occupancy and equipment costs increased $148,000, or 6.4%, which is a result of additions and repairs to physical facilities and upgrades of personal computers and communication networks throughout the corporation. Other miscellaneous expenses increased $324,000, or 7.9%, during the first nine months of 2001 when compared to the same period in 2000. Over half of this increase was due to the amortization of origination costs which were deferred as portfolio loans were funded in past periods. Because there has been a decline in the origination of portfolio loans with maturity dates longer than one year, current costs are deferred at a slower rate. Eliminating the deferred cost effect, other miscellaneous expense increased $161,000, or 3.9%. Total miscellaneous expenses were somewhat offset by a reduction of $188,000, or 39.6%, in Michigan single business tax which resulted from the reorganization of the mortgage business of each of the five banks into the more efficient and competitive structure of a mortgage company subsidiary.

Analysis of the third quarter of 2001 compared to the third quarter of 2000 provides similar observations as comparisons of the year to date periods.

Total non-interest income increased $933,000, or 67.3%, during the third quarter of 2001 when compared to the same period in 2000. Much of the increase in total non-interest income and in other non-interest income was attributable to subsidiaries which were either not in operation for the third quarter of 2000 or were in early start-up phase (1st Title, C.A. Hanes, Gladwin Land, and Firstbank- St Johns). Excluding these new subsidiaries from the 2001 and 2000 periods, non-interest income increased $482,000, or 40.7%. Service charges on deposit accounts increased $78,000, or 17.9%. Excluding the new subsidiaries, service charges on deposit accounts increased $65,000, or 14.9%. Gain on sale of mortgages increased $377,000, or 253.6%, due to increased mortgage origination and mortgage refinance activity. Certain other categories of non-interest income declined, most notably mortgage servicing income which declined from $81,000 in the third quarter of 2001 to $16,000 in the third quarter of 2001. The decline was due to the impact of refinances and other pre-payments.

Non-interest expense increased $795,000, or 14.7%, when comparing the three month periods ended September 30, 2001 and 2000. Much of the increase in non-interest expense and its components was attributable to subsidiaries which were either not in operation for the third quarter of 2000 or were in early start-up phase. Excluding non-interest expenses of the new subsidiaries, non-interest expenses increased $396,000, or 7.9%. Salary expenses increased $181,000, or 8.1%, which represents changes in corporate executive positions, the costs of additional staff which were required to handle the increased mortgage activity, and normal yearly salary increments for all personnel. Occupancy and equipment expense increased $131,000, or 17.0%, when comparing the third quarter of 2001 to the third quarter of 2000. An adjustment to accruals for property tax expense accounted for $30,000 of the increase. Most of the remaining increase was due to the purchase of new personal computers and communication network upgrades throughout the corporation which were required by new operating technologies. Other miscellaneous expense increased $199,000, or 15.2%. The greatest influences on this increase in a variety of expenses were the increased level of mortgage origination and re-finance, which drove up costs of special promotions and fees paid, and occurring at the same time, a slowdown in the origination of commercial and other loans, which resulted in an increase in loan deferral costs. Third quarter increases in non-interest expenses were somewhat offset by a reduction of $130,000, or 81.2%, in Michigan single business taxes which resulted from the reorganization of the mortgage business of each of the five banks into the more efficient and competitive structure of a mortgage company subsidiary.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank's control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned "Forward Looking Statements" on page 14 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank's responsibility for such statements.

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



                                         FIRSTBANK CORPORATION
                                         ---------------------
                                         (Registrant)




Date:    November 14, 2001               \s\ Thomas R. Sullivan
      ---------------------              ---------------------------------------
                                         Thomas R. Sullivan
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)


Date:    November 14, 2001               \s\ Samuel G. Stone
      ---------------------              ---------------------------------------
                                         Samuel G. Stone
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)