Form 10-K
period 2001-12-31
FIRSTBANK CORP
filed 2002-03-18
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______________ to ______________

Commission File Number: 0-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification No.) 48801 (Zip Code)

Registrant's telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate Market Value as of March 1, 2002: $107,585,709

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 1, 2002: 5,123,129 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 2001, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held April 22, 2002, are incorporated by reference in Part III.

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

          The Corporation's business is concentrated in a single industry segment -- commercial banking. Each subsidiary bank of the Corporation is a full-service, community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits, and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Trust services are offered to customers through CB Wealth Management in the Firstbank - Alma main office.

          The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 79 percent of total revenues in 2001, 82 percent of total revenues in 2000, and 78 percent of total revenues in 1999. In addition, interest income from securities accounted for approximately 6 percent of total revenues on a consolidated basis in 2001, 8 percent of total revenues on a consolidated basis in 2000, and 10 percent of total revenues on a consolidated basis in 1999. No other single source of revenue accounted for 15 percent or more of the Corporation's total revenues in any of the last three years. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent. Beginning in 2001, each of the subsidiary banks established mortgage company subsidiaries. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

          Firstbank - Alma is a Michigan state chartered bank. It and its predecessors have operated continuously in Alma, Michigan, since 1880. Its main office and one branch are located in Alma. Firstbank - Alma also has one full service branch located in each of the following communities near Alma: Ashley, Auburn, Ithaca, Merrill, Pine River Township, St. Charles, St. Louis, and Vestaburg. Firstbank - Alma Mortgage Company, Incorporated, a subsidiary of the bank, was established in 2001.

          Firstbank (Mount Pleasant) is a Michigan state chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank also has two full service offices in Union Township and one full service branch located in each of the following communities near Mount Pleasant: Clare, Shepherd and Winn. Firstbank Mortgage Company, Incorporated, a subsidiary of the bank, was established in 2001.

          Firstbank - West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank - West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township. Firstbank - West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Title, Incorporated (a title insurance company), C.A. Hanes Realty, Incorporated, and Firstbank - West Branch Mortgage Company, Incorporated.

          Firstbank - Lakeview is a Michigan state chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, and it has branches in Howard City, Morley, Remus, and Canadian Lakes (Morton Township). Firstbank - Lakeview Mortgage Company, Incorporated, a subsidiary of the bank, was established in 2001.

          Firstbank - St. Johns is a Michigan state chartered bank which was established in 2000. Its main office is located in downtown St. Johns. It plans to establish its first branch office in the St. Johns area during the year 2002. Firstbank - St. Johns Mortgage Company, Incorporated, a subsidiary of the bank, was established in 2001.

          The following table shows comparative information concerning the Corporation's subsidiary banks at December 31, 2001:

                          Firstbank -                     Firstbank -         Firstbank -      Firstbank -
                              Alma       Firstbank        West Branch          Lakeview        St. Johns
                                                   (In Thousands of Dollars)

          Assets           $250,433       $152,012          $184,211           $124,987         $35,330
          Deposits          178,867        115,556           150,776             88,061          29,713
          Loans             182,187        130,215           158,210            102,940          31,225

          As of December 31, 2001, the Corporation and its subsidiaries employed 347 persons on a full time equivalent basis.

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

          Laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for the Corporation to acquire control of any additional banks. The business activities of the Corporation and its subsidiaries are limited to banking and to other activities which are determined by the Federal Reserve Board to be closely related to banking. Transactions among the Corporation and the Corporation's subsidiary banks are significantly restricted. In addition, bank regulations govern the ability of the subsidiary banks to pay dividends or make other distributions to the Corporation.

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

          Each of the Corporation's subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements. The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2001.

                                                         Tier 1         Tier 1         Total
                                                        Leverage       Capital       Risk-based
                                                         Ratio          Ratio         Capital

  Minimum regulatory requirement                           4%             4%             8%
  Well capitalized regulatory level                        5%             6%            10%

  Firstbank Corporation-Consolidated                     8.35%          11.18%         12.41%
      Firstbank - Alma                                   7.69%          10.96%         12.23%
      Firstbank (Mt. Pleasant)                           8.43%          10.56%         11.82%
      Firstbank - West Branch                            7.34%          9.88%          11.14%
      Firstbank - Lakeview                               9.03%          12.61%         13.87%
      Firstbank - St. Johns                              10.92%         13.44%         14.69%

          The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                  Total
                                                                  Tier 1         Tier 1        Risk-based
                                                                 Leverage        Capital         Capital

  Capital Balances  at December 31, 2001                          $62,726         $62,726         $69,649
  Required regulatory  capital                                     30,063          22,441          44,883
  Capital in excess of regulatory minimums                        $32,663         $40,285         $24,766

Volume/Rate Analysis(1)

                                                                2001/2000                                  2000/1999

                                                        Change in Interest Due to:                 Change in Interest Due to:

                                                   Average        Average         Net         Average        Average         Net
                                                    Volume         Rate         Change         Volume         Rate         Change
                                                                                (Dollars in thousands)
Interest Income:
Securities
     Taxable securities                             $(510)        $ (147)       $ (657)       $ (469)          $ 183       $ (286)
     Tax-exempt securities(2)                         (53)          (242)         (295)         (285)            (20)        (305)
         Total securities                            (563)          (389)         (952)         (754)           (163)        (591)

Loans(2)                                            4,496         (1,984)        2,512         7,918             852        8,770
Federal funds Sold                                    301           (156)          145           (50)             51            1
Interest bearing deposits                               2            (12)          (10)          (26)             (3)         (29)

     Total interest income on earning assets        4,236         (2,541)        1,695         7,088           1,063        8,151

Interest Expense:
Deposits
     Interest paying demand                           416           (704)         (288)         (392)            139         (253)
     Savings                                            1           (505)         (504)          (47)            (61)        (108)
     Time                                           1,176           (698)          478         1,461           1,098        2,559
         Total deposits                             1,593         (1,907)         (314)        1,022           1,176        2,198

Federal funds purchased and securities
     sold under agreements to repurchase             (485)          (641)       (1,126)          659             233          892
Notes payable                                         987           (480)          507         2,946             208        3,154

     Total interest expense on liabilities          2,095         (3,028)         (933)        4,627           1,617        6,244

Net Interest Income                                $2,141         $  487        $2,628        $2,461          $ (554)      $1,907

(1)Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.

(2)Interest is presented on fully taxable equivalent basis using a federal income tax rate of 35%.

Investment Portfolio

The carrying values of securities as of the dates indicated are summarized as follows:

                                                              December 31,
                                             2001                 2000                 1999
                                                          (Dollars in thousands)

Taxable
US Treasury                                $  3,043            $   4,032            $   8,002
US Government agencies                       25,684               22,056               24,787
States and political subdivisions             6,352                5,616                5,654
Mortgage Backed Securities                    1,072                1,001                2,175
Corporate and other                           6,490               10,162               16,726
     Total taxable                           41,741               42,867               57,344

Tax-exempt
States and political subdivisions            25,604               28,976               30,644
     Total                                  $67,345              $71,843              $87,988

Analysis of Securities Portfolio

The following table shows, by class of maturities at December 31, 2001, the amounts and weighted average yields of such securities (1):

                                                                        Carrying          Average
                                                                           Value         Yield(2)
                                                                        (In Thousands of Dollars)
U.S. Treasuries:
    One year or less                                                     $ 3,043            2.00%
          Total                                                          $ 3,043            2.00%

U.S. Agencies:
    One year or less                                                     $ 6,585            2.23%
    Over one through five years                                           11,921            3.92%
    Over five through ten years                                            5,946            5.81%
    Over ten years                                                         1,232            5.94%
          Total                                                          $25,684            4.02%

States & Political subdivisions:
    One year or less                                                      $2,361            4.05%
    Over one through five years                                           11,827            5.55%
    Over five through ten years                                           12,692            6.94%
    Over ten years                                                         5,076            8.10%
          Total                                                          $31,956            6.40%

Corporate and Other:
    One year or less                                                     $ 2,056            5.79%
    Over one through five years                                            4,421            3.95%
          Total                                                          $ 6,477            5.06%

Collateralized Mortgage Obligations
    Over ten years                                                           172            5.91%
          Total                                                          $   172            5.91%

Equity Securities                                                        $    13

                  TOTAL                                                  $67,345            5.15%
(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented, assuming a 35% tax rate. The amount of the adjustment, due to the fully tax equivalent basis of presentation, is as follows:

Loan Portfolio

The following table presents the loans outstanding at December 31,

                                                    2001        2000        1999        1998        1997

                                                                  (In Thousands of Dollars)
Loan categories:
     Loans held for sale                         $  5,722    $  1,018    $  1,117    $  5,455    $  3,917
     Commercial and agricultural                  299,412     279,060     227,855     192,212     158,219
     Real estate mortgages                        228,349     238,899     204,062     171,554     167,931
     Consumer                                      72,593      81,790      75,204      71,807      74,741

         Total                                   $606,076    $600,767    $508,238    $441,028    $404,808

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2001. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.

                                              One year       One year to         After
                                               or less       five years       five years          Total
                                                               (In Thousands of Dollars)

Commercial and Agricultural                   $ 81,544         $185,319         $32,468         $299,331
Real Estate Construction                        28,379            3,583           1,241           33,203

                  Total                       $109,923         $188,902         $33,709         $332,534

Commercial, Agricultural, and
Real Estate Construction
Loans due after one year:
         With pre-determined rate                              $134,035         $19,650         $153,685
         With adjustable rates                                   54,867          14,059           68,926

                  Total                                        $188,902         $33,709         $222,611

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at December 31,
                                                 2001         2000         1999         1998         1997
                                                                 (In Thousands of Dollars)
Nonperforming loans:
   Nonaccrual loans:
      Commercial and agricultural               $  197       $  834       $  701       $  584       $  447
      Real estate mortgages                        286          876        1,454          186          800
      Consumer                                      18            5           10           20           27
         Total                                     501        1,715        2,165          790        1,274

   Accruing Loans 90 days or more past due:
      Commercial and agricultural                1,437          351          561          359          752
      Real estate mortgages                        619           91           74          241          426
      Consumer                                      33           20           28           21           37
         Total                                   2,089          462          663          621        1,215

   Renegotiated loans:
      Commercial and agricultural                   53           53           55           86          121
      Real estate mortgages                          0            0            0            0            0
         Total                                      53           53           55           86          121

Total nonperforming loans                        2,643        2,230        2,883        1,497        2,610

Property from defaulted loans                      516          513          511          527          663

         Total nonperforming assets             $3,159       $2,743       $3,394       $2,024       $3,273

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

The gross interest income that would have been recorded for the year ended December 31, 2001, if the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, was $40,591. The amount of interest income on those loans that was included in net income for the period was $80,185.

Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 2001, the Corporation had $30,675,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

As of December 31, 2001, there were no concentrations of loans exceeding 10 percent of total loans which are not otherwise disclosed as a category of loans in the consolidated balance sheets of the Corporation contained in the Corporation’s Annual Report to shareholders for the year ended December 31, 2001.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31, <PRE>

                                                        2001           2000           1999            1998           1997
                                                                            (In Thousands of Dollars)

Balance at beginning of period                        $ 9,857        $9,317           $9,048         $8,114         $6,247
Charge-offs:
     Commercial and agricultural                           65           369              240             71            211
     Real estate mortgages                                147            25               67             60             79
     Consumer                                             468           431              492            581            980
         Total charge-offs                                680           825              799            712          1,270
Recoveries:
     Commercial and agricultural                           77           355              234             97             97
     Real estate mortgages                                 41             2               20             47              7
     Consumer                                             276           272              300            325            309
         Total recoveries                                 394           629              554            469            413
Net charge-offs                                           286           196              245            243            857
Additions to allowance for loan losses                  1,467           736              514          1,177          2,724(1)

Balance at end of period                              $11,038        $9,857           $9,317         $9,048         $8,114

Net charge-offs as a percent of average loans            .05%          .03%             .05%           .06%           .24%
(1)	Includes the allowance of Firstbank - Lakeview at date of acquisition of $1,326.

The allowance for loan losses is based on management’s evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

Allocation of the Allowance for Loan Losses

The allowance for loan losses was allocated to provide for possible losses within the following loan categories as of December 31,

                                    2001                   2000                 1999                  1998                  1997

                           Allowance     %of     Allowance    %of     Allowance     %of     Allowance     %of     Allowance     %of
                               for     loans to      for    loans to      for     loans to      for     loans to      for     loans to
                              loan       total      loan      total      loan       total      loan       total      loan       total
                             losses      loans     losses     loans     losses      loans     losses      loans     losses      loans

Commercial &
     agricultural           $ 6,678      50%       $5,749     44%      $5,344       45%       $4,758      44%       $3,806      39%
Real estate
     mortgages                  972      38           769     43          539       40           476      40           516      42
Consumer                      1,625      12         1,600     13        1,521       15         1,690      16         1,621      19

Unallocated                   1,763                 1,739               1,913                  2,124                 2,171

         Total              $11,038      100%      $9,857     100%     $9,317       100%      $9,048      100%      $8,114      100%

Average Deposits

The daily average deposits and rates paid on such deposits for the years ended December 31,

                                                      2001                 2000                 1999
                                                 Amount    Rate       Amount    Rate       Amount    Rate
                                                                  (In Thousands of Dollars)

Average Balance:
   Noninterest-bearing demand deposits          $ 78,271            $  76,368            $  70,711
   Interest-bearing demand deposits              145,260   2.84%      131,998   3.34%      143,828   3.24%
   Other savings deposits                         70,515   1.65%       70,461   2.37%       72,412   2.45%
   Other time deposits                           252,938   5.35%      231,367   5.64%      204,417   5.13%
       Total average deposits                   $546,984   3.44%     $510,194   3.75%     $491,368   3.44%

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2001, was as follows (In Thousands of Dollars):

                           Three months or less                                               $27,177
                           Over three through six months                                       12,724
                           Over six through twelve months                                      11,918
                           Over twelve months                                                   7,600

                                    Total                                                     $59,419

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended December 31:

                                                                   2001       2000       1999
Financial ratios:
     Return on average total assets                                1.24%      1.24%      1.32%
     Return on average equity                                     13.40%      13.63%     13.23%
     Average equity to average total assets                        9.23%      9.12%      10.00%
     Dividend payout ratio                                        37.50%      36.73%     35.76%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note J of the Consolidated Financial Statements in the Corporation’s Annual Report to shareholders for the year ended December 31, 2001, which consist of the following:

                                                                       2001         2000          1999

    Amounts outstanding at the end of the year                         $32,223      $21,657       $21,519

    Weighted average interest rate at the end of the year                1.62%        4.88%         4.17%

    Longest maturity                                                   2-21-02      5-18-01       1-18-00

    Maximum amount outstanding at any month end during year            $33,336      $26,374       $21,519

    Approximate average amounts outstanding during the year            $27,558      $23,649       $19,495

    Approximate weighted average interest rate for the year              3.44%        4.62%         4.05%

    The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2.    Properties.

          The offices of the Corporation and the main office of Firstbank - Alma are located at 311 Woodworth Avenue, Alma, Michigan. Firstbank - Alma occupies approximately 24,000 square feet of this building owned by Firstbank - Alma. The Corporation's Operations Center is housed in a 14,800 square foot building located in Alma and owned by Firstbank - Alma. The main office of Firstbank (Mount Pleasant) is located at 102 South Main, Mount Pleasant, Michigan. The 5,600 square foot facility is leased. The lease will expire in 2006 .. Firstbank has an option to extend the term for an additional five years. The main office of Firstbank - West Branch is located at 502 West Houghton Avenue, West Branch, Michigan in an approximately 3,600 square foot building owned by the Bank. The executive offices of Firstbank - West Branch and a full service branch are located in a 10,000 square foot building owned by the Bank and located at 601 West Houghton Avenue, West Branch, Michigan. The main office of Firstbank - Lakeview, which is owned by the Bank, is located in a brick and block frame building of approximately 16,000 square feet at 506 South Lincoln Avenue, Lakeview, Michigan. The main office of Firstbank - St. Johns, which is owned by the Bank, is located in a 3,400 square foot building at 201 North Clinton, St. Johns, Michigan. The subsidiary banks operate a total of 30 branch facilities, all but two of which are owned and most of which are full service facilities and which range in size from 1,200 to 3,200 square feet used for banking purposes. In several instances, branch facilities contain more space than required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses.

          Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition, and adequate for their operations.

ITEM 3.    Legal Proceedings.

          The Corporation and its subsidiaries are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, are not expected to be material to the Corporation's consolidated financial condition.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

          Not applicable.

Supplemental Item. Executive Officers of the Registrant.

          The following information concerning executive officers of the Corporation has been omitted from the registrant's proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

          Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Information concerning the executive officers of the Corporation is given below. Except as otherwise indicated, all existing officers have had the same principal employment for over 5 years.

William L. Benear (age 55) became President & CEO of Firstbank - Lakeview on January 1, 2000. He was also appointed a Vice President of the Corporation. Prior to becoming Lakeview's President & CEO, Mr. Benear had been Executive Vice President of Firstbank - Lakeview since 1994.

David L. Miller (age 36) was named a Vice President of the Corporation December 8, 2000. Prior to this appointment, Mr. Miller was a Senior Vice President of Firstbank - Lakeview, having been employed at Lakeview since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

Dale A. Peters (age 59) has been Vice President of the Corporation and President, Chief Executive Officer, and a director of Firstbank - West Branch since 1987. He has been Chairman of the Board of Firstbank - West Branch since 1988.

Samuel G. Stone (age 56) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President - Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President - Director of Corporate Planning, and Vice President - Trust Investments.

Thomas R. Sullivan (age 51) was appointed President & CEO of the Corporation on January 1, 2000. He has also served as President, CEO, and director of Firstbank (Mt. Pleasant) since 1991. Mr. Sullivan had been Executive Vice President of the Corporation since 1996 and served as Vice President of the Corporation from 1991 to 1996.

James M. Taylor (age 60), was appointed as the President & CEO of Firstbank - St. Johns in March 2000 and Vice President of the Corporation in June 2000. Prior to these appointments, Mr. Taylor had been Senior Vice President at Firstbank (Mt. Pleasant) since 1989.

James E. Wheeler, II (age 42), was appointed President & CEO of Firstbank - Alma on January 1, 2000. He also has served as a Vice President of the Corporation since 1989. Mr. Wheeler had been Executive Vice President of Firstbank - Alma since 1999. From 1989 to 1999, Mr. Wheeler served as Senior Vice President and Chief Loan Officer of Firstbank - Alma.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Shareholder Matters.

          The information under the caption "Common Stock Data" on page 12 in the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference.

ITEM 6.    Selected Financial Data.

          The information under the heading "Financial Highlights" on page 2 in the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 11 in the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

          Information under the headings "Liquidity and Interest Rate Sensitivity" on page 8 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 and 10 in the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference.

ITEM 8.    Financial Statements and Supplementary Data.

          The report of independent auditors and the consolidated financial statements on pages 13 through 17 and the quarterly results of operations on page 31 in the registrant's annual report to shareholders for the year ended December 31, 2001, are here incorporated by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

          The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 22, 2002, is here incorporated by reference.

ITEM 11.    Executive Compensation.

          Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 22, 2002, is here incorporated by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

          The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held Apri1 22, 2002, is here incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions.

          The information under the caption "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 22, 2002, is here incorporated by reference.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(l)  Financial Statements.

The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant's annual report to shareholders for the year ended December 31, 2001, in Item 8:

        Statement or Report

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2001
              and 2000
         Consolidated Statements of Income and Comprehensive
              Income for the years ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Changes in Shareholders' Equity for
              the years ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Cash Flows for the years
              ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements	Page Number in Annual Report 13 14 15 16 17 18-31

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 2001.

(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)    Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2002.

FIRSTBANK CORPORATION

/s/ Thomas R. Sullivan
Thomas R. Sullivan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Samuel G. Stone
Samuel G. Stone
Executive Vice President & Chief Financial Officer
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

Signature

/s/ Duane A. Carr Duane A. Carr	March 18, 2002

/s/ William E. Goggin William E. Goggin	March 18, 2002

/s/ Edward B. Grant Edward B. Grant	March 18, 2002

/s/ Benson S. Munger Benson S. Munger	March 18, 2002

/s/ Phillip G. Peasley Phillip G. Peasley	March 18, 2002

/s/ David D. Roslund David D. Roslund	March 18, 2002

/s/ Jeffrey C. Shubert Jeffrey C. Shubert	March 18, 2002

/s/ Thomas R. Sullivan Thomas R. Sullivan	March 18, 2002

Number	Exhibit

3(a)	Articles of Incorporation. Previously filed as an exhibit to registrant's Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10	First Amendment to Stock Option and Restricted Stock Plan of 1992. Filed herewith

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

10(f)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant's Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(g)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant's report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

13	2001 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.) This report was delivered to the registrant’s shareholders as an appendix to the registrant’s proxy statement dated March 27, 2002, relating to the April 22, 2002, annual meeting of shareholders, which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

21	Subsidiaries of Registrant. Filed herewith.

23	Consent of Crowe, Chizek and Company LLP. Filed herewith.

24	Powers of Attorney. Contained on the signature page of this report.

99	Firstbank Corporation 401(k) Plan Performance Table. Filed herewith.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

Firstbank Corporation

2001
Annual Report

This 2001 Annual Report contains audited financial statements and a detailed financial review. This is Firstbank Corporation's 2001 annual report to shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material, and is not deemed to be filed with the Securities and Exchange Commission (the "SEC") except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2001 Report to Shareholders accompanies this proxy statement. That report presents information concerning the business and financial results of Firstbank Corporation in a format and level of detail that we believe shareholders will find useful and informative. Shareholders who would like to receive even more detailed information than that contained in this 2000 Annual Report are invited to request our Annual Report on Form 10-K.

Firstbank Corporation's Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801-6029.

PRESIDENT'S MESSAGE

TO OUR SHAREHOLDERS:

Opening Doors For Your Community, the theme of our 2001 Annual Report to Shareholders, reflects our commitment to our various communities. We serve the shareholder and investment community through our financial performance, and the individual and business community through our quality banking and investment services. The local markets in which we operate benefit from our active and supportive leadership, which helps our communities to grow and prosper. Our employees appreciate our commitment to providing a challenging, professional, and rewarding work environment. As stakeholders in Firstbank Corporation, whether shareholders, customers, employees, or community members, we all benefit from our organization’s success.

The challenges presented during 2001 were daunting. The national economy fell into recession during the month of March. The Federal Reserve lowered interest rates nine times during the year to levels not seen in over 40 years. And the tragic events of September 11th caused personal suffering and financial uncertainty throughout our country. In the face of these obstacles I am pleased to report that we achieved record earnings and sustained asset quality during the year. Net income exceeded $9 million for the first time in our history, as dramatically falling interest rates reduced our funding costs more quickly than the corresponding decline in earnings on loans and other investments. The low rates also stimulated an explosion of mortgage refinancing which provided record levels of loan volume and related fee income. Our asset quality measures remained strong with only .05% of average loans being charged off during the year. Our allowance for loan losses was strengthened to more than $11 million to reflect our assessment that the state and national economies may continue to struggle.

We also took action during the year to improve the liquidity and visibility of our shares to the investment community. On August 15, 2001, the shares of Firstbank Corporation began trading on the NASDAQ National Market System, making information about our company and its financial performance more readily available to investors. Trading volume of our shares has shown a modest improvement, and we have achieved a reduced spread between the stock’s bid and ask price. Most importantly, our NASDAQ listing has generated renewed support from market makers and investment analysts, which should be positive for the marketability and valuation of our shares.

Service improvements were also implemented during 2001. Internet banking products for both individuals and businesses were introduced along with our new Truly Free Checking Plus account. Also, a new mainframe computer system was installed. This not only upgraded speed and accessibility, but added imaging capability and enough capacity for us to almost double the number of customers we can service.

Our commitment to community involvement and support did not waiver during 2001. Our directors, officers, and staff members remained actively engaged in service clubs and community organizations throughout our markets. A few of those activities are highlighted in this report. We continue to believe that our strong local connections provide a competitive advantage that benefits shareholders, customers, employees, and our communities.

The people that comprise the Firstbank team made the difference for our company in 2001. Their ability to respond to a rapidly changing and challenging environment, while remaining focused on improving profitability without sacrificing quality, demonstrated their commitment and dedication. My sincere appreciation, and congratulations, to each of them for the success we achieved this year.

Thank you for your investment in Firstbank Corporation. We appreciate the support and encouragement of our shareholders, and always welcome your comments or suggestions.

Respectfully submitted,

Thomas R. Sullivan
President & Chief Executive Officer

FINANCIAL HIGHLIGHTS
Firstbank Corporation

For the year:                                                    2001            2000            1999           1998            1997
(In Thousands of Dollars, except per share data)
  Interest income                                             $55,998         $54,332         $46,062        $44,484         $37,864
  Net interest income                                          31,405          28,805          26,779         25,131          21,334
  Provision for loan losses                                     1,467             736             514          1,177           1,398
  Noninterest income                                            9,452           5,431           5,369          5,868           3,697
  Noninterest expense                                          25,756          21,052          20,068         19,402          15,825
  Net income                                                    9,122           8,543           8,036          7,303           5,558

At year end:
  Total assets                                                751,990         733,267         650,552        603,014         536,322
  Total earning assets                                        696,681         679,322         598,915        555,254         486,949
  Loans                                                       606,076         600,767         508,238        441,028         404,808
  Deposits                                                    561,139         537,224         491,404        494,053         445,666
  Other borrowings                                            107,838         122,259          90,203         40,894          28,823
  Shareholders' equity                                         72,426          64,204          61,032         59,775          54,532

Average balances:
  Total assets                                                737,681         687,190         607,443        560,938         460,439
  Total earning assets                                        688,483         637,317         561,045        516,455         427,640
  Loans                                                       604,439         553,201         464,550        414,316         353,061
  Deposits                                                    546,984         510,194         491,368        467,615         395,883
  Other borrowings                                            107,733         105,593          47,120         29,065          17,948
  Shareholders' equity                                         68,101          62,675          60,752         56,258          41,240

Per share:(1)
  Basic earnings                                                $1.80           $1.67           $1.54          $1.40           $1.22
   Diluted earnings                                             $1.78           $1.65           $1.51          $1.34           $1.18
  Cash dividends                                                $0.68           $0.62           $0.55          $0.48           $0.39
  Shareholders' equity                                         $14.15          $12.82          $12.38         $11.40          $10.45

Financial ratios:
  Return on average assets                                      1.24%           1.24%           1.32%          1.30%           1.21%
  Return on average equity                                     13.40%          13.63%          13.23%         12.98%          13.48%
  Average equity to average assets                              9.23%           9.12%          10.00%         10.03%           8.96%
  Dividend payout ratio                                        37.50%          36.73%          35.76%         34.16%          33.51%
Firstbank - Lakeview results are included from August 8, 1997, the date of acquisition
 Firstbank - St. Johns results are included from June 16, 2000, the date of inception
Gladwin Land Company results are included from May 8, 2000, the date of acquisition

(1)All per share amounts adjusted for stock dividends and stock split

The Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P. O. Box 1029, Alma, Michigan 48801-6029.

MANAGEMENT’S DISCUSSION AND ANALYSISOF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section of the annual report is to provide a narrative discussion about Firstbank Corporation’s financial condition and results of operations. Please refer to the consolidated financial statements and the selected financial data presented in this report in addition to the following discussion and analysis.

RESULTS OF OPERATIONS

Highlights

We posted record net earnings for the tenth consecutive year. Net income of $9,122,000 exceeded 2000 results of $8,543,000 by 6.8%. For the past five years, net income has increased at an annual compound growth rate of 14.5%. These results reflect continued strength of core banking activities and include the effect of a nonrecurring expense recorded in the first quarter of 2001.

Management believes that standard performance indicators help evaluate our performance. We posted a return on average assets of 1.24%, 1.24%, and 1.32% for 2001, 2000 and 1999, respectively. Total average assets increased $50 million in 2001, $80 million in 2000, and $47 million in 1999. Diluted earnings per share were $1.78, $1.65 and $1.51 for the same time periods. The company repurchased 1,212 shares of its common stock in 2001, 258,319 shares in 2000, and 180,150 shares in 1999. The repurchase program helped to maintain capital at the appropriate level and allow growth in net income to reflect an increasing return on equity. Return on equity was 13.40% in 2001, 13.63% in 2000, and 13.23% in 1999.

Net Interest Income

The core business of the Company is earning interest on loans and securities while paying interest on deposits and borrowings. In successfully managing this business, the Company increased its net interest income by $2.6 million for 2001, for a 9% gain when compared to 2000. The net interest margin increased to 4.68% in 2001 compared to 4.64% in 2000, but is less than the 1999 rate of 4.93%. During 2001, the Company’s average loan to average deposit ratio was 110% compared to 108% in 2000 and 94% in 1999.

A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risks. While interest rates on earning assets and interest bearing liabilities are subject to market forces, in general and in the short run, the Company can exert more control over deposit rates than earning asset rates. However, competitive forces and the need to maintain and grow deposits as a funding source place limitations on the degree of control over deposit rates.

The following table presents a summary of net interest income for 2001, 2000, and 1999. In 2001, the average rate realized on earning assets was 8.25%, a decrease of 40 basis points from the 2000 results of 8.65%, and a 12 basis point reduction from the rate of 8.37% realized in 1999. In 1999, the prime rate was increased 25 basis points three times during the second half of the year. During 2000, the prime rate increased 25 basis points twice in the first quarter, another 50 basis points in the second quarter then was unchanged for the balance of the year. In 2001, the prime rate decreased each quarter sliding 150 basis points during the first quarter, 125 in the second quarter, 75 in the third quarter and 125 in the fourth quarter for a total decline of 475 basis points. At December 31, 2001, slightly over 21% of the loan portfolio was comprised of variable rate instruments. Those loans will reprice monthly or quarterly as rates change. The remaining 79% of the loan portfolio is made up of fixed rate loans that do not reprice until maturity. Of the fixed rate loans, approximately $117 million, or 19.3% of the loan portfolio, mature within the next twelve months and are subject to rate adjustments at maturity.

Summary of Consolidated Net Interest Income

                                                      Year Ended                    Year Ended                  Year Ended
                                                  December 31, 2001             December 31, 2000            December 31, 1999

(In Thousands of Dollars)                   Average              Average  Average             Average  Average               Average
                                            Balance  Interest     Rate    Balance   Interest   Rate    Balance   Interest     Rate
Average Assets
 Interest earning assets:
    Taxable securities                     $ 44,328   $ 2,708     6.11%   $52,590   $ 3,364    6.40%   $60,033   $ 3,651       6.08%
    Tax exempt securities (1)                28,885     1,971     6.82     29,584     2,267    7.66     33,307     2,572       7.72
      Total securities                       73,213     4,679     6.39     82,174     5,631    6.85     93,340     6,223       6.67

    Loans (1) (2)                           603,134    51,749     8.58    551,357    49,237    8.93    462,516    40,467       8.75
    Federal funds sold                       11,601       354     3.05      3,290       209    6.35      4,190       208       4.96
    Interest bearing deposits                   535        16     2.99        496        26    5.24        999        55       5.50
      Total earning assets                  688,483    56,798     8.25    637,317    55,103    8.65    561,045    46,953       8.37

  Nonaccrual loans                            1,177                         1,844                        2,034
  Less allowance for loan loss              (10,230)                       (9,754)                      (9,213)
  Cash and due from banks                    19,812                        20,160                       18,877
  Other non earning assets                   38,439                        37,623                       34,700
      Total assets                         $737,681                      $687,190                     $607,443

Average Liabilities
  Interest bearing liabilities:
    Demand                                 $145,260   $ 4,121     2.84%  $131,998   $ 4,409    3.34%  $143,828   $ 4,662       3.24%
    Savings                                  70,515     1,164     1.65     70,461     1,668    2.37     72,412     1,776       2.45
    Time                                    252,938    13,521     5.35    231,367    13,044    5.64    204,417    10,485       5.13
      Total deposits                        468,713    18,806     4.01    433,826    19,121    4.41    420,657    16,923       4.02
    Federal funds purchased and
      repurchase agreements                  31,509     1,151     3.65     41,901     2,288    5.46     29,343     1,426       4.86
    Notes payable                            80,175     4,636     5.78     63,692     4,118    6.47     17,777       934       5.25
      Total interest bearing liabilities    580,397    24,593     4.24    539,419    25,527    4.73    467,777    19,283       4.12

  Demand deposits                            78,271                        76,368                       70,711
      Total funds                           658,668                       615,787                      538,488

  Other non interest bearing liabilities     10,912                         8,728                        8,203
      Total liabilities                     669,580                       624,515                      546,691

  Average shareholders' equity               68,101                        62,675                       60,752
       Total  liabilities and
       shareholders' equity                $737,681                      $687,190                     $607,443

  Net interest income (1)                             $32,205                       $29,577                      $27,670

  Rate spread (1)                                                 4.01%                        3.92%                           4.25%

  Net interest margin (percent of
    average earning assets)  (1)                                  4.68%                        4.64%                           4.93%
(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 35% for 2001, 34% for 2000 and 1999.
(2)	Interest income includes amortization of loan fees of $1,942,000, $1,302,000, and $1,312,000, respectively. Interest on nonaccrual loans is not included.

As rates decline, maturing securities could not be replaced with comparable securities bearing higher yields than available a year ago, although yields would not necessarily be lower than the yields on maturing securities. Much of the current investment portfolio was purchased in rate environments similar to the current rate conditions. Although management expects to lose some yield when replacing securities, they do not believe that the decrease will equate to the basis point decline seen in the prime rate.

The average rate paid on interest bearing liabilities was 4.24% in 2001 compared to 4.73% and 4.12% in 2000 and 1999. As the prime rate decreased in 2001, deposit rates also decreased but not as fast nor to the extent of the changes in the prime rate primarily do to contractual rates of some time deposits and the lower level of deposit rates compared to loan rates.

The Company has funded a portion of its loan growth with borrowings from the Federal Home Loan Bank. Although average outstanding balances of notes payable increased over $16 million in 2001, year end balances show a decrease of $8 million when comparing 2001 to 2000. While these borrowings are an economical method of funding loans when increased core deposits are not available, the cost is typically higher than the Company's core deposit costs. The average rate of Federal Home Loan Bank funding decreased 90 basis points in 2001 to 5.74% when compared to 2000 rates of 6.37%.

The 2001 rate spread of 4.01% is 9 basis points higher than 2000 results of 3.92% and a 24 basis points reduction from 4.25% in 1999. Tax equivalent net interest income increased $2.6 million in 2001 as total average earning assets grew $50 million. The net interest margin of 4.68% for 2001 was 4 basis points more than the 2000 results. Increases in both net interest margin and rate spread are the result of rates on average earning assets decreasing 40 basis points while the average cost of interest bearing liabilities decreased 49 basis points. Average earning assets represented 93% of total average assets in both 2001 and 2000.

Provision for Loan Losses

The provision for loan losses was $1,467,000 in 2001 compared to $736,000 in 2000 and $514,000 in 1999. The increase in the provision for loan losses in 2001 reflects the growth in the commercial loan portfolio and increasing trends to some degree in net charge offs and nonperforming loans, although net charge offs and nonperforming loans remained at very low levels. At December 31, 2001, the allowance for loan losses as a percent of total loans was 1.84% compared to 1.64% and 1.84% at December 31, 2000, and December 31, 1999, respectively. Net charged off loans totaled $286,000 in 2001 compared to $196,000 in 2000 and $245,000 in 1999. During 2001, $394,000 of recoveries were realized helping to keep net charge offs at their low levels. Recoveries in 2000 were $629,000 and in 1999 were $554,000. Net charged off loans as a percent of average loans were .05% in 2001 compared to .03% in 2000 and .05% in 1999. Total nonperforming loans were .44% of ending loans at December 31, 2001, compared to .37% and .67% at the two previous year ends. Management maintains the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth, composition of the portfolio, and delinquencies and other relevant factors. During 2001, management developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing these factors more consistently across its five banking subsidiaries. The development of the analysis process, the consideration of exposures to industries potentially most affected by current risks in the economic and political environment, and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank and resulted in the increased provision expense.

Noninterest Income

After a moderate increase of $62,000 from 1999 to 2000, total noninterest income increased $4,021,000 in 2001. Service charges on deposit accounts increased $281,000 or 16.5%, from 2000 to 2001. Firstbank - St Johns, a de novo bank that began operations in June of 2000 but was in full operation for all of 2001, accounted for $40,000 of the increase. Gain on sale of mortgage loans increased by $2,261,000, or over 485%, as the declining interest rates of 2001 fueled mortgage refinance activity. When a mortgage is refinanced or pre-paid, previously capitalized mortgage servicing rights are written off. The gain on sale was somewhat offset by a decline in mortgage servicing income of $410,000 that resulted from the write off of previously capitalized mortgage servicing rights. Trust fees declined $41,000, or 5.5%, in 2001 compared to the $3,000 decline seen in 2000. During the first quarter of 2002, Firstbank - Alma, the subsidiary that has operated a Trust Department, reached agreement with a larger, unrelated company to assume operations of the Trust Department. This arrangement will allow Firstbank - Alma to continue to participate, at a reduced level, in the trust income, but at a more profitable rate. Courier and cash delivery services income increased 3.1% to $463,000 in 2001, after having increased 41% in 2000. This income is primarily from the operations of the 1st Armored subsidiary of Firstbank - West Branch and does not include income from servicing Firstbank affiliates. Real estate appraisal services contributed $789,000 to noninterest income in 2001, up from $276,000 in 2000 and zero in 1999. Commissions on real estate sales resulted in $635,000 noninterest income in 2001, the first year for this business. Title insurance fees produced $593,000 in noninterest income compared to $181,000 in 2000 and zero in 1999.

Other noninterest income posted gains of $325,000, or 19.4%, during 2001. New companies which were operational for all of 2001 but for only a portion of 2000 (Firstbank - St Johns; Gladwin Land, Inc.; and new subsidiaries of Firstbank - West Branch), contributed over $97,000 to the increase in other noninterest income. In addition to the new entities, other noninterest income was strengthened by an increase of $100,000 in income from brokerage operations. Also impacting other noninterest income was the recognition of $113,000 market gains and dividends on the investments underlying the balances in the deferred compensation accounts, which amount is offset by an equivalent noninterest expense and has no impact on total net income.

Noninterest Expense

Salary and employee benefits expenses increased $2,006,000, or 17.7%, during 2001. Over $763,000 of the increase was due to the new entities mentioned earlier. Excluding the impact of the new entities, employee benefit expense increased $565,000 as the Company experienced additional costs in providing health insurance to its employees. The remaining increase is the result of normal salary increments, merit raises, and normal staff growth. The Company employed 347 full time equivalent employees at the end of 2001, 24 more than at the same time in 2000.

Expenses for occupancy and equipment increased $418,000, or 12.5% from the 2000 level. The new entities amounted to $125,000 of the increase. The remaining increase was due to depreciation expense on new and remodeled facilities, upgrades to the computer mainframe and establishment of image storage and retrieval capabilities, and the purchase of new personal computers and communication network upgrades throughout the Company which were required by new operating technologies.

Amortization of intangible assets increased $41,000, or 5.5%, as the entities purchased during 2000 showed goodwill expense for the entire 2001 year.

Michigan single business tax decreased $328,000, or 51%, during 2001 which resulted from a decrease in income subject to the Michigan single business tax at the bank level.

Outside professional services expense increased to $1,121,000 in 2001 from $541,000 in 2000. Audit and legal fees increased, in part due to work involved in the establishment of the mortgage subsidiaries of the banks. Title search fees and costs paid to independent contractors in the title, appraisal, and real estate sales operations also contributed significantly to the increase in outside professional services expense.

The $210,000 increase in advertising and promotion expense was largely driven by promotional expenses associated with the large increase in mortgage refinance activity.

Other noninterest expense increased $1,777,000, or 39.5%. Increased operations of the new entities amounted to $719,000 of the increase. An additional $687,000 was the result of non-recurring charges which were recognized in the first quarter of 2001, and discussed in previous disclosures.

Federal Income Tax

The Company's effective tax rates were 33%, 31% and 31% for 2001, 2000, and 1999. The principal difference between the effective tax rates and the statutory tax rate of 35% is the Company's investment in securities and loans which provide income exempt from federal income tax.

FINANCIAL CONDITION

Total assets at December 31, 2001, were $752 million, exceeding the December 31, 2000 assets of $733 million by $19 million, or 2.5%. Short term investments increased by $16 million as the Company experienced heavy mortgage re-financing which reduced mortgage portfolio balances, slower commercial and consumer loan demand, and increased deposit growth. Loans held for sale on the secondary market increased over 450% at December 31, 2001 when compared to the balance at December 31, 2000 as a result of increased re-finance activity. Total portfolio loans, net of allowance for loan loss, showed very little change from the December 31, 2000 balance, decreasing just 0.10%, although commercial and commercial real estate loans increased $13.4 million, or over 5%. Decreases of $4.5 million, or 1.7% in residential mortgages and $8.4 million, or 11.2%, in consumer loans offset the growth in commercial loans.

The following table provides information on the changes in loan balances and mortgages serviced for others during 2001:

                                                              (In Thousands of Dollars)
                                               2001             2000           Change            % Change
      Loans Held for Sale                    $  5,722          $  1,018        $ 4,704            462.1%
      Commercial                              299,412           279,060         20,352              7.3%
      Real Estate Mortgages                   228,349           238,899        (10,550)            (4.4%)
      Consumer                                 72,593            81,790         (9,197)           (11.2%)
        Total                                $606,076          $600,767        $ 5,309              0.9%

      Mortgages serviced for others          $296,900          $238,800        $58,100             24.3%

Total securities declined $4.5 million or 6% as maturing and called securities were not re-committed to the market under existing rate conditions.

Premises and equipment increased $1,942,000 after recognized depreciation of $1,469,000. Several projects contributed to this increase. During 2001, one affiliate bank built a new branch office and another affiliate bank finished extensive remodeling on a support facility. In addition, in December 2001, the Company purchased a new central mainframe computer and software to support operating upgrades from its operating system vendor and to establish image storage and retrieval capabilities. Management believes the new systems will facilitate increased efficiency and improved service quality capabilities.

Total deposits increased at the end of 2001 to $561 million, an increase of $24 million, or 4.5%. Demand deposit accounts increased a total of $30.5 million with interest demand balances increasing $24 million, or 17.8% and noninterest accounts increasing $6 million, or 8%. Passbook and statement savings accounts increased $4.5 million, or 6.6%. These deposit increases were partially offset by a decrease of $11 million, or 4.4% in time deposits. Securities sold under agreements to repurchase decreased by $6 million.

Federal Home Loan Bank advances and notes payable decreased by $8 million at December 31, 2001, as compared to December 31, 2000. The increase in deposits, the decrease in the security portfolio, and the slower loan growth have allowed repayment of some Federal Home Loan Bank borrowings. Overnight borrowings decreased $16 million from year end 2000 to 2001. Note J of the Notes to Consolidated Financial Statements has a more complete discussion of borrowings.

Asset Quality

Management continues to follow a conservative course in the recognition of problem loans. In most cases, when a loan reaches 90 days past due, all income earned but not collected is deducted from current income. Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against (reduction of) the allowance for loan losses. In 2001, net charged off loans were $286,000 compared to $196,000 in 2000. Net charged off loans as a percentage of average loans were .05% and .04% in 2001 and 2000.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due, and any loans where the terms have been renegotiated. Total nonperforming loans were $2.6 million and $2.2 million at December 31, 2001 and 2000. The investment in impaired loans was $5.1 million at December 31, 2001, compared to $5.8 million at December 31, 2000. Please refer to Note F of the Notes to Consolidated Financial Statements for more information on impaired loans. Total nonaccrual loans were $520,000 at December 31, 2001, compared to $1.7 million at the end of 2000.

The allowance for loan losses increased $1,181,000 or 12% during 2001. The allowance for loan losses represents 1.84% of outstanding loans at the end of 2001 as compared to 1.64% at December 31, 2000. Management maintains the allowance at a level which they believe adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Management focuses on early identification of problem credits through ongoing review by management, loan personnel and an outside loan review specialist.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers needing to meet their credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. The net interest margin was 4.68% in 2001 compared to 4.64% in 2000. Loan yields were 8.58% in 2001 compared to 8.93% in 2000. Deposit costs decreased 40 basis points from 4.41% in 2000 to 4.01% in 2001. Notes payable increased as a funding source, with average balances of $80,175,000 in 2001 compared to $63,692,000 in 2000. In 2001, the average cost of funds on notes payable was 5.78%, compared to 4.01% on deposits.

A decrease in deposit rates affects most rates currently paid and, therefore, has an immediate positive impact on net interest margin. With the exception of variable rate loans, a decrease in loan rates does not affect the yield until a new loan is made. When rates decrease dramatically, fixed rate loan customers will take new lower rate loans to replace present higher rate loans. The prime rate decreased every month in 2001 dropping from an average rate of 9.05% in January to an average rate of 4.84% in December. Uncertainty in the markets led to increasing deposits levels, which helped to increase margins in 2001.

The principal sources of liquidity for the Company are maturing securities, federal funds purchased or sold, loan payments by borrowers, investment securities, loans held for sale, deposit or deposit equivalent growth, and Federal Home Loan Bank advances. Securities maturing within one year at December 31, 2001, were $14.0 million compared to $18.0 million at December 31, 2000.

The following table shows the interest sensitivity gaps for five different intervals as of December 31, 2001:

                                                                     Maturity or repricing frequency
                                                            (Dollars in millions)
                                                    2 days          4 mos.       13 mos.
                                                    through        through       through
                                     1 day          3 mos.         12 mos.       5 yrs.        5+ yrs.
Interest earning assets:
Loans                                $122.2       $  83.3         $  83.0        $287.2        $30.3
Securities                              1.7           1.6            10.7          28.2         25.1
Other earning assets                   18.6           4.7             0.0           0.0          0.0
     Total                            142.5          89.6            93.7         315.4         55.4

Interest bearing liabilities:
Deposits                              234.2          66.3            95.7          56.2         22.0
Other bearing liabilities               2.7          32.1             1.7          37.6         33.8
     Total                            236.9          98.4            97.4          93.8         55.8

Interest sensitivity gap              (94.4)         (8.8)           (3.7)        221.6         (0.4)

Cumulative gap                        (94.4)       (103.2)         (106.9)        114.7        114.3

For the one day interval, maturities of interest bearing liabilities exceed those of interest earning assets by $94.4 million. Included in the one day maturity classification are $233.8 million savings and checking accounts which are contractually available to the Company's customers immediately, but in practice, function as core deposits with considerably longer maturities. The pattern of interest sensitive liability maturities exceeding interest sensitive assets changes through the five year time frame resulting in a cumulative effect of $114.7 million through five years. For the time period greater than five years, the positive trend reverses slightly so that interest sensitive assets exceed interest sensitive liabilities by $114.3 million.

Showing a negative gap through the twelve month period in a declining rate environment, as the company experienced in 2001, does not necessarily result in a corresponding increase in net interest income. In practice, some of the gain of lowering deposit costs is mitigated by rate decreases on variable rate loans, and by fixed rate loan customers ability to use new lower rate loans to prepay existing higher rate loans.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. Throughout 2001, the results of these measurement techniques were within the Company's policy guidelines. The Company continued to rely on Federal Home Loan Bank borrowings in 2001 and does not believe that there has been a material change in the nature of the Company's primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company, or in how those exposures were managed in 2001 as compared to 2000. As of the date of this annual report, the Company does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000. They show expected maturity date values for loans and securities which were calculated without adjusting the instruments' contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. The Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following tables. Fair value is computed as the present value of expected cash flows at rates in effect at the date indicated.

December 31, 2001                                                                              (In Thousands of Dollars)
                                              Fair Value
                                                 2002      2003      2004       2005       2006     Thereafter   Total    12/31/01
Rate sensitive assets:
  Fixed interest rate loans                   $116,576    $82,986   $89,036    $49,990    $56,735     $73,657  $468,980   $470,220
    Average interest rate                        7.83%      8.49%     8.17%      8.46%      8.30%       8.41%
  Variable interest rate loans                  57,832     11,507    13,622     13,470     20,785      19,880   137,096    137,457
    Average interest rate                        5.39%      5.61%     5.80%      5.42%      5.69%       5.65%
  Fixed interest rate securities                14,045     10,575     8,630      5,819      3,145      24,981    67,195     67,195
    Average interest rate                        2.61%      3.67%     4.63%      5.51%      5.74%       6.85%
  Variable interest rate securities                                                                       150       150        150
    Average interest rate                                                                               7.61%
  Other interest bearing assets                18,627                                                   4,633    23,260     23,260
    Average interest rate                       1.49%
Rate sensitive liabilities:
  Savings & interest bearing checking         232,790                                                           232,790    232,790
    Average interest rate                       1.50%
  Time deposits                               185,312      31,989    12,995      6,741      4,554          22   241,613    243,747
    Average interest rate                       4.02%       4.81%     5.11%      5.94%      4.93%       6.01%
  Fixed interest rate borrowings                6,200       4,000     1,500     11,121          0      48,794    71,615     72,097
    Average interest rate                       4.99%       5.15%     5.15%      4.19%                  5.69%
  Variable interest rate borrowings                         4,000                                                 4,000      4,027
    Average interest rate                                   1.99%
  Repurchase Agreements                        32,223                                                            32,223     32,223
    Average interest rate                       1.62%

December 31, 2000                                                                             (In Thousands of Dollars)
                                             Fair Value
                                                2001       2002      2003       2004      2005  Thereafter   Total    12/31/00
Rate sensitive assets:
  Fixed interest rate loans                  $120,718    $83,055   $96,225    $62,427   $56,460   $72,315  $491,200   $489,710
    Average interest rate                       8.19%      8.46%     8.35%      8.06%     8.28%     8.32%
  Variable interest rate loans                 53,178      7,642    10,645      7,503    17,166    13,433   109,567    109,836
    Average interest rate                       9.87%     10.31%    10.13%     10.29%     9.74%     9.51%
  Fixed interest rate securities               14,385     10,909     6,784      8,371     4,628    30,880    75,957     75,957
    Average interest rate                       6.31%      5.99%     7.29%      6.64%     6.76%     5.76%
  Variable interest rate securities                                                                   218       218        218
    Average interest rate                                                                           7.51%
  Other interest bearing assets                 2,380                                                         2,380      2,380
    Average interest rate                       5.08%
Rate sensitive liabilities:
  Savings & interest bearing checking         204,108                                                       204,108    204,108
    Average interest rate                       2.94%
  Time deposits                               203,394     28,218    11,130      5,212     4,028      839    252,821    254,987
    Average interest rate                       5.96%      6.09%     5.90%      5.65%     6.45%    5.91%
  Fixed interest rate borrowings               31,850      1,500     7,000          0    11,304   48,948    100,602     96,174
    Average interest rate                       7.10%      6.85%     6.04%         0%     5.70%    5.55%
  Variable interest rate borrowings               (0)                                                            (0)         0
    Average interest rate                          0%
  Repurchase Agreements                        21,657                                                        21,657     19,194
    Average interest rate                       4.05%

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

As of December 31, 2001, the Company’s total capital to risk weighted assets exceeded the minimum requirement for capital adequacy purposes of 8% by 4.41%, or $25 million, Tier 1 capital to risk weighted assets exceeded the minimum of 4% by 7.18%, or $40 million, and Tier 1 capital to average assets exceeded the minimum of 4% by 4.35%, or $33 million. For a more complete discussion of capital requirements, please refer to Note R of the Notes to Consolidated Financial Statements.

The Federal Deposit Insurance Corporation insures specified customer deposits and assesses premium rates based on defined criteria. Insurance assessment rates may vary from bank to bank based on the factors that measure the perceived risk of a financial institution. One condition for maintaining the lowest risk assessment, and therefore the lowest insurance rate, is the maintenance of capital at the "well capitalized" level. Each of the Company’s affiliate banks has exceeded the regulatory criteria for a "well capitalized" financial institution, and is paying the lowest assessment rate assigned by the FDIC.

A certain level of capital growth is desirable to maintain a good ratio of equity to total assets. The compound annual growth rate for total average assets for the past five years was 14.6%. The compound annual growth rate for average equity over the same period was 17.3%.

Management has determined one way of maintaining capital adequacy is to maintain a reasonable rate of internal capital growth. The percentage return on average equity times the percentage of earnings retained after dividends equals the internal growth percentage. The following table illustrates this relationship:

                                                 2001            2000            1999

        Return on Equity                        13.40%          13.63%          13.23%
             multiplied by
        Percentage of Earnings Retained         62.50%          63.27%          64.22%
             equals
        Internal Capital Growth                  8.38%           8.63%           8.49%

The Company has retained between 63% and 64% of its earnings from 1999 to 2001. To maintain sufficient capital, management has determined that the rate of internal capital growth should exceed 5% and keep pace with asset growth over time. To achieve the goal of acceptable internal capital growth, management intends to continue its efforts to increase the Company's return on average equity while maintaining a reasonable cash dividend.

As an additional enhancement to capital growth, the Company offers a dividend reinvestment program. The Firstbank Corporation Dividend Reinvestment Plan was first offered in 1988. At December 31, 1988, 123 owners holding 209,856 shares participated in the Plan. By the end of 2001, 1,260 owners holding 1,842,236 shares were participating in the Plan.

The Company is not aware of any recommendations by regulatory authorities at December 31, 2001, which are likely to have a material effect on Firstbank Corporation's liquidity, capital resources or operations.

FORWARD LOOKING STATEMENTS

This annual report including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Company's Annual Report to Shareholders contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," "should," variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of the Company to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

COMMON STOCK DATA

Firstbank Corporation Common Stock was held by 1,692 shareholders of record as of December 31, 2001. Total shareholders number approximately 2,200 including those whose shares are held in nominee name through brokerage firms. The Company's shares are listed on the NASDAQ National Market under the symbol FBMI and are traded by several brokers. The range of bid prices for shares of common stock for each quarterly period during the past two years is as follows:

                                   Low and High Bid Quotations
                                  2001                    2000
First Quarter                $14.05 - $18.21         $17.46 - $18.37
Second Quarter               $15.24 - $18.10         $17.69 - $18.03
Third Quarter                $17.14 - $23.33         $17.91 - $18.48
Fourth Quarter               $16.95 - $19.11         $18.10 - $19.28

The prices quoted above were obtained from the Bloomberg System through the Company’s market makers. The over the counter market quotations reflect interdealer prices without retail mark up, mark down, or commission, and may not necessarily represent actual transactions. Prices have been adjusted to reflect stock dividends.

The following table summarizes cash dividends paid per share (adjusted for stock dividends) of common stock during 2001 and 2000.

                                 2001         2000
First Quarter                    .1691        .1542
Second Quarter                   .1691        .1542
Third Quarter                    .1691        .1542
Fourth Quarter                   .1691        .1542
                                 .6764        .6168

The Company’s principal sources of funds to pay cash dividends are the earnings of and dividends paid by the subsidiary banks. Under current regulations, the subsidiary banks are restricted in their ability to transfer funds in the form of cash dividends, loans and advances to the Company (See Note P of the Notes to Consolidated Financial Statements). As of January 1, 2002, approximately $20.7 million of the subsidiaries’ retained earnings were available for transfer in the form of dividends to the Company without prior regulatory approval. In addition, the subsidiaries’ 2002 earnings will be available for distributions as dividends to the Company.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan

We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                           Crowe, Chizek and Company LLP

February 1, 2002
Grand Rapids, Michigan

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except for share data)

                                                                                 December 31
                                                                         2001                     2000
ASSETS
Cash and due from banks                                                $ 27,187                $ 25,716
Short term investments                                                   18,627                   2,380
                                 Total cash and cash equivalents         45,814                  28,096
Securities available for sale                                            67,345                  71,843
Federal Home Loan Bank stock                                              4,633                   4,332
Loans held for sale                                                       5,722                   1,018
Loans, net of allowance for loan losses
   of $11,038 in 2001 and $9,857 in 2000                                589,316                 589,892
Premises and equipment, net                                              17,624                  15,682
Intangibles                                                               8,443                   8,974
Accrued interest receivable and other assets                             13,093                  13,430
                                                  TOTAL ASSETS         $751,990                $733,267
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand accounts                                 $ 86,736                $ 80,295
   Interest bearing accounts:
     Demand                                                             159,572                 135,467
     Savings                                                             73,218                  68,641
     Time                                                               241,613                 252,821
                                                 Total deposits         561,139                 537,224
Securities sold under agreements to
   repurchase and overnight borrowings                                   32,223                  38,307
Federal Home Loan Bank advances                                          72,747                  77,068
Notes payable                                                             2,868                   6,884
Accrued interest payable and other liabilities                           10,587                   9,580
                                              Total liabilities         679,564                 669,063
SHAREHOLDERS'  EQUITY
Preferred stock; no par value,
   300,000 shares authorized, none issued
Common stock, no par value; 10,000,000 shares authorized;
   5,119,153 and 4,767,877 shares issued and outstanding
   in 2001 and 2000                                                      63,100                  56,550
Retained earnings                                                         8,260                   7,286
Accumulated other comprehensive income                                    1,066                     368
                                    Total shareholders' equity           72,426                  64,204

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $751,990                $733,267

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of Dollars, except for per share data)

                                                                           Year Ended December 31
                                                                     2001            2000        1999

 Interest income:
   Loans, including fees                                            $51,639        $49,237       $40,451
   Securities:
     Taxable                                                          2,708          3,364         3,651
     Exempt from federal income tax                                   1,281          1,496         1,697
   Short term investments                                               370            235           263
                                      Total interest income          55,998         54,332        46,062

 Interest expense:
   Deposits                                                          18,806         19,121        16,923
   Notes payable                                                      4,636          4,118           934
   Other                                                              1,151          2,288         1,426
                                     Total interest expense          24,593         25,527        19,283
                                        Net interest income          31,405         28,805        26,779
 Provision for loan losses                                            1,467            736           514
                                   Net interest income after
                                  provision for loan losses          29,938         28,069        26,265
 Noninterest income:
   Service charges on deposit accounts                                1,986          1,705         1,577
   Gain on sale of mortgage loans                                     2,727            466           883
   Mortgage servicing, net of amortization                             (108)           302           202
   Trust fees                                                           338            378           381
   Gain (loss) on sale of securities                                     28             (2)           (1)
   Courier and cash delivery services                                   463            449           318
   Real estate appraisal services                                       789            276             0
    Commissions on real estate sales                                    635              0             0
   Title insurance fees                                                 593            181             0
   Other                                                              2,001          1,676         2,009
                                   Total noninterest income           9,452          5,431         5,369
 Noninterest expense:
   Salaries and employee benefits                                    13,350         11,344        10,505
   Occupancy and equipment                                            3,521          3,103         3,037
   Amortization of intangibles                                          785            744           617
   Michigan Single Business tax                                         311            639           565
   Outside professional services                                      1,121            541           390
   Advertising and promotions                                           388            178           138
   Other                                                              6,280          4,503         4,816
                                  Total noninterest expense          25,756         21,052        20,068
                          Income before federal income taxes         13,634         12,448        11,566
 Federal income taxes                                                 4,512          3,905         3,530

                                                 NET INCOME          $9,122         $8,543        $8,036
Other comprehensive income:
   Change in unrealized gain (loss) on
      securities, net of tax and reclassification effects               698          1,032        (1,767)

                                       COMPREHENSIVE INCOME         $ 9,820        $ 9,575       $ 6,269

   Basic earnings per share                                           $1.80          $1.67         $1.54

   Diluted earnings per share                                         $1.78          $1.65         $1.51

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In Thousands, except for share and per share data)

                                                                                 Accumulated
                                                                                    Other
                                                           Common    Retained   Comprehensive
                                                            Stock    Earnings   Income(Loss)   Total

Balances at January 1, 1999                               $52,797     $5,875      $1,103      $59,775
Net income for 1999                                                    8,036                    8,036
Cash dividends-%.55 per share                                         (2,874)                  (2,874)
5% stock dividend-224,526 shares                            4,602     (4,603)                      (1)
Issuance of 50,310 shares of common
  stock through exercise of stock options                     817                                 817
Issuance of 44,246 shares of common stock
  through the dividend reinvestment plan                    1,098                               1,098
Issuance of 19,807 shares of common stock from
  supplemental shareholder investments                        527                                 527
Purchase of 180,150 shares of stock                        (4,793)                             (4,793)
Issuance of 7,770 shares of common stock                      214                                 214
Net change in unrealized appreciation
  (depreciation) on securities available
  for sale, net of tax of  $(912,000)                                             (1,767)      (1,767)
                       BALANCES AT DECEMBER 31, 1999       55,262      6,434        (664)      61,032

Net income for 2000                                                    8,543                    8,543
Cash dividends-$.62 per share                                         (3,138)                  (3,138)
5% stock dividend- 227,504 shares                           4,550     (4,553)                      (3)
Issuance of 14,002 shares of common
  stock through exercise of stock options                     191                                 191
Issuance of 64,008 shares of common stock
  through the dividend reinvestment plan                    1,244                               1,244
Issuance of 15,164 shares of common stock from
  supplemental shareholder investments                        301                                 301
Purchase of 258,319 shares of stock                        (5,227)                             (5,227)
Issuance of 11,753 shares of common stock                     229                                 229
Net change in unrealized appreciation
  on securities available for sale, net of tax
  of $532,000                                                                      1,032        1,032
                       BALANCES AT DECEMBER 31, 2000       56,550      7,286         368       64,204

Net income for 2001                                                    9,122                    9,122
Cash dividends-$.68 per share                                         (3,416)                  (3,416)
5% stock dividend- 243,748 shares                           4,729     (4,732)                      (3)
Issuance of 10,502 shares of common
  stock through exercise of stock options                     135                                 135
Issuance of 70,081 shares of common stock
  through the dividend reinvestment plan                    1,207                               1,207
Issuance of 15,553 shares of common stock from
  supplemental shareholder investments                        283                                 283
Purchase of 1,212 shares of stock                             (24)                                (24)
Issuance of 12,604 shares of common stock                     220                                 220
Net change in unrealized appreciation
  on securities available for sale, net of tax
  of $375,000                                                                        698          698

                       BALANCES AT DECEMBER 31, 2001      $63,100     $8,260      $1,066      $72,426

See notes to consolidated financial statements.

FIRSTBANK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

                                                                              Year Ended December 31
                                                                           2001        2000       1999
OPERATING ACTIVITIES
     Net income                                                          $ 9,122     $ 8,543     $ 8,036
     Adjustments to reconcile net income to net cash from
      operating activities:
       Provision for loan losses                                           1,467         736         514
       Depreciation of premises and equipment                              1,469       1,394       1,342
       Net amortization of security premiums/discounts                       199         161         303
       Loss (gain) on sale of securities                                     (28)          2           1
       Amortization of intangibles                                           785         744         617
       Gain on sale of mortgage loans                                     (2,727)       (466)       (883)
       Proceeds from sales of mortgage loans                             179,344      43,859      57,566
       Loans originated for sale                                        (181,321)    (43,294)    (52,345)
       Deferred federal income tax benefit                                  (699)       (150)       (305)
       (Increase) decrease  in accrued interest receivable
         and other assets                                                    406      (2,102)       (866)
       Increase (decrease) in accrued interest payable and
         other liabilities                                                 1,007       1,478        (379)
                  NET CASH FROM OPERATING ACTIVITIES                       9,024      10,905      13,601
INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                   2,191       5,137       7,018
     Proceeds from maturities of securities available for sale            55,810      38,413      29,481
     Purchases of securities available for sale                          (52,600)    (26,003)    (27,547)
     Purchase of Federal Home Loan Bank stock                               (301)     (2,054)       (491)
     Net increase in portfolio loans                                        (891)    (92,825)    (71,793)
     Net purchases of premises and equipment                              (3,411)     (2,147)     (2,213)
                  NET CASH FROM INVESTING ACTIVITIES                         798     (79,479)    (65,545)
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                  23,915      45,820      (2,649)
     Net increase (decrease) in securities sold under
       agreements to repurchase and overnight borrowings                  (6,084)    (13,512)     25,242
     Retirement of notes payable                                          (5,416)        (14)        (14)
     Proceeds from Federal Home Loan Bank borrowings                      21,250     115,794      31,720
     Proceeds from notes payable                                           1,400       6,700
     Retirement of Federal Home Loan Bank borrowings                     (25,571)    (76,912)     (7,638)
     Cash dividends and cash paid in lieu of fractional
      shares on stock dividend                                            (3,419)     (3,141)     (2,875)
     Purchase of common stock                                                (24)     (5,227)     (4,793)
     Net proceeds from issuance of common stock                            1,845       1,965       2,656
                  NET CASH FROM FINANCING ACTIVITIES                       7,896      71,473      41,649
INCREASE IN CASH AND CASH EQUIVALENTS                                     17,718       2,899     (10,295)
Cash and cash equivalents at beginning of year                            28,096      25,197      35,492
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 45,814    $ 28,096    $ 25,197
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                        $ 25,521    $ 24,805     $19,340
        Income taxes                                                    $  4,211       4,050       4,000

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the "Company") is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. The consolidated assets of the Company of $752 million as of December 31, 2001, primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $297 million and trust assets of $47 million as of December 31, 2001, are not included in the Company’s consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries: Firstbank - Alma; Firstbank (Mt. Pleasant); Firstbank - West Branch; Firstbank - Lakeview; and Firstbank - St. Johns (the "Banks"); 1st Armored, Incorporated; 1st Collections, Incorporated; Gladwin Land Company; 1st Title, Incorporated; and C.A. Hanes Realty, Incorporated; after elimination of intercompany accounts and transactions. These subsidiaries are wholly owned, except C.A. Hanes Realty, which has a 45% minority interest. (See Note B regarding 1st Collections, Incorporated.) During 2001, each of the Corporation’s five banks formed its own Mortgage Company. The operating results of these companies are consolidated into each Bank’s financial statements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Certain Significant Estimates: The primary estimates incorporated into the Company’s financial statements which are susceptible to change in the near term include the allowance for loan losses and the determination and carrying value of certain financial instruments.

Current Vulnerability Due to Certain Concentrations: The Company’s business is concentrated in the mid-central section of the lower peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers’ ability to honor their debts is partially dependent on the local economies. The Company’s service area is primarily dependent on the manufacturing (automotive and other), agricultural and recreational industries. Most commercial and agricultural loans are secured by business assets, including commercial and agricultural real estate and federal farm agency guarantees. Generally, consumer loans are secured by various items of personal property and mortgage loans are secured by residential real estate. The Company’s funding sources include time deposits and other deposit products which bear interest. Periods of rising interest rates result in an increase in the cost of funds to the Company.

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

Securities Available for Sale: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported, net of related income tax effect in accumulated other comprehensive income, a separate component of shareholders’ equity, until realized. Gains and losses on sales are determined using the specific identification method. Premium and discount amortization is recognized in interest income using the level yield method over the period to maturity.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management’s determination of the adequacy of the al-lowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged to expense and reduced by charge offs, net of recoveries.

The valuation of loans is reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or at the fair value of collateral if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses, such increase is reported as provision for loan loss. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction loans, automobile, home equity and second mortgage loans are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates the underlying ability of the borrower’s business activity is not sufficient to generate adequate cash flow to service the business’ cash needs, including the Company’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8, with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful and 8 loss. Loans graded 6, 7 and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment: Premises and equipment are stated on the basis of cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by accelerated methods for income tax purposes, and by the straight line method for financial reporting purposes.

Other Real Estate: Other real estate (included as a component of other assets) includes properties acquired through either a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. These properties are evaluated periodically and are carried at the lower of cost or esti-mated fair value less estimated costs to sell.

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

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes computed, based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock Splits and Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock. Fractional shares are issued or are paid in cash. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. A stock dividend of 5% was paid on December 31, 2001, to shareholders of record as of December 14, 2001. A stock dividend of 5% was paid on December 29, 2000, to shareholders of record as of December 13, 2000. A stock dividend of 5% was paid on December 31, 1999, to shareholders of record as of December 16, 1999.

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

Reclassification: Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

Accounting Changes: Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001, did not have a material effect on the consolidated financial statements.

In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. Adoption of this standard on January 1, 2002, resulted in $3,533,000 of unamortized goodwill ceasing to be amortized into expense. According to the related amortization schedules, this will result in an increase of $261,000 in 2002 income. Current interpretations issued by the Financial Accounting Standards Board (FASB) will require the amortization of the core deposit intangibles and the unidentifiable intangibles resulting from branch acquisitions. However, the Company understands that FASB is reconsidering their interpretation and it is possible that in the future the Company will not be required to amortize the unidentifiable intangibles resulting from branch acquisitions.

Segment Information: While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s banking operations are considered by Management to be aggregated in one reportable operating segment.

NOTE B – ACQUISITIONS/DIVESTURES

On December 31, 2001, the Company’s Firstbank - West Branch subsidiary sold its collection agency, 1st Collections, Incorporated. Operating results of 1st Collections are included in consolidated results until the date of sale. The effect of the operation and sale of 1st Collections was not material to the consolidated financial statements of the Company.

On October 20, 2000, Firstbank Corporation, through its affiliate Firstbank - West Branch, completed the acquisition of the West Branch Real Estate One franchise, which was re-named 1st Realty, Inc. On January 2, 2001, also through its Firstbank - West Branch affiliate, Firstbank Corporation completed the acquisition of C.A. Hanes Real Estate in a transaction that merged C.A. Hanes with 1st Realty, Inc. Firstbank - West Branch maintains a 55% ownership of the new company which does business as C.A. Hanes Realty Inc. This real estate subsidiary complements the prior acquisitions of Gladwin Land Company and 1st Title, Inc., and these subsidiaries provide service to all five banks of Firstbank Corporation and position the banks to provide the full spectrum of services related to real estate transactions. This acquisition did not have a material effect on the Company’s consolidated financial statements.

On April 1, 1999, the Company’s Firstbank - Alma subsidiary sold its insurance agency, Niles Agency, Incorporated, to an unrelated third party. Operating results of the Niles Agency are included in consolidated results until the date of sale. A gain of $59,000 was recognized on the sale of the agency, and is included in other income of the consolidated statements of income and comprehensive income. The effect of the operation and sale of the Niles Agency was not material to the consolidated financial statements of the Company.

NOTE C – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company’s subsidiary banks are required to maintain average reserve balances in the form of cash and noninterest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 2001 and 2000 were $2,867,000 and $2,886,000 respectively. These balances do not earn interest.

NOTE D – SECURITIES

The carrying amounts of securities and their fair values were as follows:

                                             Gross              Gross
                                            Amortized         Unrealized          Unrealized       Fair
                                              Cost               Gains              Losses         Value
Securities available for sale:                                     (In Thousands of Dollars)
 December 31, 2001:
   U.S. Treasury                           $  3,005           $     38           $      0       $  3,043
   U.S. governmental agency                  25,234                597                (23)        25,808
   States and political subdivisions         30,974                956                (98)        31,832
   Collateralized mortgage obligations          171                  1                  0            172
   Corporate                                  6,317                160                  0          6,477
   Equity                                        13                  0                  0             13
                                            $65,714            $ 1,752            $  (121)       $67,345

                                                                 Gross               Gross
                                             Amortized         Unrealized          Unrealized       Fair
                                              Cost               Gains              Losses         Value
Securities available for sale:                                     (In Thousands of Dollars)
December 31, 2000:
   U.S. Treasury                              4,021                 13                 (2)         4,032
   U.S. governmental agency                  21,997                163               (104)        22,056
   States and political subdivisions         34,104                575                (87)        34,592
   Collateralized mortgage obligations        1,004                  0                 (3)         1,001
   Corporate                                 10,121                 15                (13)        10,123
   Equity                                        39                  0                  0             39
                                            $71,286               $766              $(209)       $71,843

Gross realized gains (losses) on sales and calls of securities were:

                                        2001            2000            1999
                                            (In Thousands of Dollars)
Gross realized gains                    $28             $ 21            $ 38
Gross realized losses                     0              (23)            (39)
Net realized gains (losses)            $ 28             $(2)           $(1)

The amortized cost and fair value of securities at December 31, 2001, by stated maturity are shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Securities Available for Sale
                                                               (In Thousands of Dollars)
                                                           Amortized                Fair
                                                             Cost                   Value
Due in one year or less                                     $13,879                $14,045
Due after one year through five years                        27,336                 28,169
Due after five years through ten years                       18,157                 18,638
Due after ten years                                           6,329                  6,480
     Total                                                   65,701                 67,332
Equity securities                                                13                     13
     Total securities                                       $65,714                $67,345

At December 31, 2001, securities with a carrying value approximating $48,830,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

NOTE E – SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $296,900,000 and $238,800,000 at 2001 and 2000.

Activity for capitalized mortgage servicing rights was as follows:

                                                 2001                      2000
                                                 ----                      ----
Servicing rights:                                   (In Thousands of Dollars)
     Beginning of year                          $1,165                    $1,224
     Additions                                   1,318                       251
     Amortized to expense                         (876)                     (310)
                                                ------                    ------
     End of year                                $1,607                    $1,165
                                                ======                    ======

Management has determined that a valuation allowance is not necessary at December 31, 2001 or 2000.

NOTE F - LOANS
Loans at year-end were as follows:

                                                 2001                     2000
                                                   (In Thousands of Dollars)
     Commercial                               $106,148                  $111,703
     Mortgage loans on real estate:
         Residential                           225,053                   234,915
         Commercial                            169,250                   150,234
         Construction                           33,203                    27,853
     Consumer                                   64,151                    72,684
     Credit Card                                 2,630                     2,543
              Subtotal                         600,435                   599,932
     Less:
         Allowance for loan losses              11,038                     9,857
         Net deferred loan costs                    81                       183
     Loans, net                               $589,316                  $589,892
                                              ========                  ========

Activity in the allowance for loan losses for the year was as follows:
                                                     2001                 2000                 1999
                                                                  (In Thousands of Dollars)
     Beginning balance                             $ 9,857                $9,317               $9,048
     Provision for loan losses                       1,467                   736                  514
     Loans charged-off                                (680)                 (825)                (799)
     Recoveries                                        394                   629                  554
     Ending balance                                $11,038                $9,857               $9,317

Impaired loans were as follows:                                            2001                  2000
                                                                           (In Thousands of Dollars)
     Year-end loans with no allocated allowance for loan losses           $2,117                $4,716
     Year-end loans with allocated allowance for loan losses               2,957                 1,062
     Total                                                                $5,074                $5,778
     Amount of the allowance for loan losses allocated                    $  339                $   48

                                                                        2001         2000         1999
                                                                          (In Thousands of Dollars)
     Loans past due over 90 days still on accrual at year end          $2,113      $   462      $  663
     Average of impaired loans during the year                          5,632        5,939       5,133
     Interest income recognized during impairment                         402          488         284
     Cash-basis interest income recognized                                  7           10         112

Approximately $89,732,000 and $71,205,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 2001 and 2000, to secure overnight borrowings.

NOTE G – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:                     2001                  2000
                                                                    (In Thousands of Dollars)
     Land                                                         $ 3,641                $  3,464
     Buildings                                                     14,242                  13,314
     Furniture, fixtures and equipment                             12,405                  10,100
                                                                   30,288                  26,878
     Less:  Accumulated depreciation                              (12,664)                (11,196)
                                                                  $17,624                 $15,682

Rent expense for 2001 was $126,000, for 2000 was $130,000, and for 1999 was $106,000. Rental commitments for the next five years under noncancellable operating leases were as follows, before considering renewal options that generally are present.

                                           2002               $137,000
                                           2003                137,000
                                           2004                133,000
                                           2005                127,000
                                           2006                127,000
                                                   Total      $661,000

NOTE H – FEDERAL INCOME TAXES

Federal income taxes consist of the following:    2001            2000           1999
                                                      (In Thousands of Dollars)
Current expense                                 $5,211          $4,055          $3,835
Deferred benefit                                  (699)           (150)           (305)
  Total                                         $4,512          $3,905          $3,530

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 35% in 2001 and 34% in 2000 and 1999 is as follows:

                                                      2001                   2000                  1999
                                                                   (In Thousands of Dollars)
     Tax at statutory rate                           $4,772                 $4,244                $3,932
     Effect of surtax exemption                           0                     24                    16
     Effect of tax-exempt interest                     (428)                  (463)                 (544)
     Other                                              168                    100                   126
        Federal income taxes                         $4,512                 $3,905                $3,530
     Effective tax rate                                  33%                   31%                   31%

The components of deferred tax assets and liabilities consist of the following at December 31:

                                                               2001                        2000
Deferred tax assets:                                              (In Thousands of Dollars)
   Allowance for loan losses                                  $3,863                      $3,141
   Deferred compensation                                         863                         896
   Other                                                         420                         305
      Total deferred tax assets                                5,146                       4,342
Deferred tax liabilities:
   Fixed assets                                               (1,388)                     (1,386)
   Mortgage servicing rights                                    (562)                       (396)
   Purchase accounting adjustment                               (444)                       (517)
   Unrealized gain on securities available for sale             (573)                       (190)
   Other                                                        (202)                       (192)
      Total deferred tax liabilities                          (3,169)                     (2,681)
Net deferred tax asset                                        $1,977                      $1,661

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 2001 or 2000.

Deferred tax assets at December 31, 2001 and 2000, are included in other assets in the accompanying consolidated balance sheets.

NOTE I – DEPOSITS

Time deposits of $100,000 or more were $59,419,000 and $57,496,000 at year-end 2001 and 2000.

Scheduled maturities of time deposits were as follows:
                     Year                              Amount
                                               (In Thousands of Dollars)
                     2002                              $185,312
                     2003                                31,989
                     2004                                12,995
                     2005                                 6,741
                     2006                                 4,554
                     2007 and after                          22
                     Total                             $241,613

NOTE J - BORROWINGS

Information relating to securities sold under agreements to repurchase follows:<e

At December 31:                                            2001                   2000
                                                            (In Thousands of Dollars)
   Outstanding balance                                    $32,223                $21,657
   Average interest rate                                   1.62%                  4.88%

Daily average for the year:
   Outstanding balance                                    $27,558                $23,649
   Average interest rate                                   3.44%                  4.62%

Maximum outstanding at any month end                      $33,336                $26,374

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

The Company had no overnight borrowings at December 31, 2001 and $16,650,000 in overnight borrowings at December 31, 2000.

The Company established a line of credit agreement with Citizens Bank, Flint, Michigan, on May 24, 2000, at an interest rate of 8.45%, and renewed on March 1, 2001. This agreement allows for a revolving line of credit up to an aggregate principal amount of $20,000,000. The collateral for this agreement consists of all outstanding capital stock of Firstbank - West Branch, Firstbank Alma, and Firstbank (Mt. Pleasant). At December 31, 2001 and 2000, the Company has drawn $2,700,000 and $6,700,000 against the line of credit at an interest rate of 0.80% under prime which was negotiated on March 1, 2001. This borrowing was made primarily to establish the new bank in St. Johns, Michigan, to fund the stock repurchase program, and to meet other cash needs of Firstbank Corporation.

Firstbank – Alma has notes payable with a total balance of $168,000 and $184,000 at December 31, 2001 and 2000. These notes mature on January 1, 2010 and were part of the consideration paid for a subsidiary which has since been sold.

NOTE K – FEDERAL HOME LOAN BANK ADVANCES

Long term borrowings have been secured from the Federal Home Loan Bank to fund the Company’s loan growth. At year-end, advances from the Federal Home Loan Bank were as follows:

                                                                           2001                    2000
     Maturities January 2002 through December 2020 primarily                (In Thousands of Dollars)
          fixed rate at rates from 1.87% to 7.3% averaging 5.43%         $72,747                 $77,068

Each Federal Home Loan Bank advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $162,332,000 and $176,497,000 of first mortgage loans under a blanket lien arrangement at year-end 2001 and 2000.

                     Maturities over the next five years are:              (In Thousands of Dollars)
                                                              2002                 $ 3,500
                                                              2003                   8,000
                                                              2004                   1,500
                                                              2005                  11,122
                                                              2006                       0
                                                    2007 and after                  48,625
                                                                                   $72,747

NOTE L – BENEFIT PLANS

The ESOP is a qualified stock bonus plan, a qualified 401(k) salary deferral plan and a qualified employee stock ownership plan. Both employee and employer contributions may be made to the ESOP. At year-end 2001 and 2000, there were 191,107 and 191,655 ESOP shares outstanding with a market value of $3,660,000 and $3,665,000. The Company’s 2001, 2000, and 1999, matching 401(k) contributions charged to expense were $326,000, $274,000, and $276,000, respectively. The percent of the Company’s matching contributions to the 401(k) is determined annually by the Board of Directors.

The Board of Directors established the Firstbank Corporation Affiliate Deferred Compensation Plan (Plan). Directors of the holding company and each affiliate bank are eligible to participate in the Plan. In addition, key management of the holding company and affiliate banks as designated by the Board of Directors, are eligible to participate. The Plan is a nonqualified plan as defined by the Internal Revenue Code. As such, all contributions are invested at the recommendation of the participant and are assets of the Company. The Company recognizes a corresponding liability to each participant. The Plan allows Directors to defer their director fees and key management to defer a portion of their salaries into the Plan.

NOTE M – STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 ("Plans"), as amended, provide for the grant of 310,266 and 465,256 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 will terminate April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans’ termination dates.

Each option granted under the Plans may be exercised in whole or in part during such period as is specified in the option agreement governing that option. Options are issued with exercise prices equal to the stock’s market value at date of issuance. The length of time available for a nonqualified stock option to be exercised is governed by each option agreement, but has not been more than ten years from the grant date. Incentive stock options may not be exercised after ten years from the grant date. In November, 2001, the Board of Directors changed the ten year vesting schedule to five years with 20% of the options granted vesting each year. The new schedule is retroactive to the 1993 options. To date, the accelerated vesting schedule had no impact on compensation expense or net income as reported. However, the accelerated vesting schedule did impact 2001 pro forma net income and earnings per share, disclosed below, due to an increase in pro forma compensation expense for 2001. The following is a summary of option transactions which occurred during 1999, 2000, and 2001:

                                                           Number        Weighted
                                                          of Shares      Average
Outstanding - January 1, 1999                             451,813         $15.04
Granted                                                    47,810         $19.66
Exercised                                                 (58,157)        $ 9.33
Canceled                                                  (13,564)        $18.95
Outstanding - December 31, 1999                           427,902         $16.20
Granted                                                    57,330         $18.14
Exercised                                                 (15,437)        $ 8.36
Canceled                                                  (22,937)        $17.96
Outstanding - December 31, 2000                           446,858         $16.62
Granted                                                    47,670         $17.25
Exercised                                                 (11,042)        $ 9.30
Canceled                                                  (17,493)        $19.89
Outstanding - December 31, 2001                           465,993         $16.73
Available for grant  - December 31, 2001                  188,420
Available for exercise  - December 31, 2001               325,612         $15.53
Available for exercise  -  December 31, 2000              241,570         $14.86
Available for exercise - December 31, 1999                195,216         $13.53

Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options. Accordingly, the following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted. No compensation cost was actually recognized for stock options in 2001, 2000, or 1999.

                                                            2001              2000                1999
           Net income as reported                       $9,122,000         $8,543,000         $8,036,000
              Pro forma net income                      $8,684,000         $8,424,000         $7,923,000

           Basic earnings per share as reported              $1.80              $1.67              $1.54
              Pro forma basic earnings per share             $1.72              $1.65              $1.52

           Diluted earnings per share as reported            $1.78              $1.65              $1.51
              Pro forma diluted earnings per share           $1.69              $1.62              $1.49

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The fair value of options granted during 2001, 2000, and 1999, is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 4.52%, 5.71%, and 6.28%, expected life of 7 years; expected volatility of stock price of 19.7%, 19.8%, and 36.2%, and expected dividends of 3% per year. The fair value of the options granted in 2001, 2000, and 1999, were $167,000, $254,000, and $235,000, respectively. For options outstanding at December 31, 2001, the range of exercise prices was $7.01 to $26.33 and the weighted average remaining contractual life was 6.3 years.

NOTE N – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2001 were as follows:

                                                           (In Thousands of Dollars)
                     Beginning balance                                 $24,736
                     New loans                                         30,420
                     Effect of changes in related parties              (1,434)
                     Repayments                                       (27,264)
                     Ending balance                                   $26,458

Deposits from principal officers, directors, and their affiliates at year end 2001 and 2000 were $12,511,000 and $10,710,000.

NOTE O – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance-sheet risk were as follows at year end:

                                                      2001                               2000
                                                                 (In Thousands of Dollars)
                                            Fixed Rate    Variable Rate        Fixed Rate    Variable Rate
    Commitments to make loans
       (at market rates)                     $38,883        $11,975              $6,830           $5,057
    Unused lines of credit and
        letters of credit                    $10,910        $50,826             $10,690          $53,652

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.2% to 11.5% and maturities ranging from 15 years to 30 years.

NOTE P - CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 2001.

NOTE Q - DIVIDEND LIMITATION OF SUBSIDIARIES

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the banks can pay to the Company. At December 31, 2001, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was $20,700,000. It is not the intent of management to have dividends paid in amounts which would reduce the capital of the banks to levels below those which are considered prudent by management and in accordance with guidelines of regulatory authorities.

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
                                                               Actual                 Adequacy Purposes        Action Provisions
2001                                                     Amount        Ratio       Amount          Ratio       Amount      Ratio
Total Capital to risk weighted assets
     Consolidated                                        $69,649       12.41%      $44,883         8.00%      $56,104     10.00%
     Firstbank - Alma                                     21,577       12.23%       14,118         8.00%       17,647     10.00%
     Firstbank (Mt. Pleasant)                             14,182       11.82%        9,600         8.00%       12,001     10.00%
     Firstbank - West Branch                              15,339       11.14%       11,020         8.00%       13,775     10.00%
     Firstbank - Lakeview                                 12,239       13.87%        7,060         8.00%        8,826     10.00%
     Firstbank - St. Johns                                 4,032       14.69%        2,195         8.00%        2,744     10.00%

Tier 1 (Core) Capital to risk weighted assets
     Consolidated                                        $62,726       11.18%      $22,441         4.00%      $33,662      6.00%
     Firstbank - Alma                                     19,349       10.96%        7,059         4.00%       10,588      6.00%
     Firstbank (Mt. Pleasant)                             12,674       10.56%        4,800         4.00%        7,200      6.00%
     Firstbank - West Branch                              13,607        9.88%        5,510         4.00%        8,265      6.00%
     Firstbank - Lakeview                                 11,131       12.61%        3,530         4.00%        5,295      6.00%
     Firstbank - St. Johns                                 3,687       13.44%        1,098         4.00%        1,646      6.00%

Tier 1 (Core) Capital to average assets
     Consolidated                                        $62,726        8.35%      $30,063         4.00%      $37,579      5.00%
     Firstbank - Alma                                     19,349        7.69%       10,067         4.00%       12,584      5.00%
     Firstbank (Mt. Pleasant)                             12,674        8.43%        6,012         4.00%        7,515      5.00%
     Firstbank - West Branch                              13,607        7.34%        7,414         4.00%        9,267      5.00%
     Firstbank - Lakeview                                 11,131        9.03%        4,929         4.00%        6,161      5.00%
     Firstbank - St. Johns                                 3,687       10.92%        1,351         4.00%        1,689      5.00%

2000
Total Capital to risk weighted assets
     Consolidated                                        $61,691       11.28%      $43,736         8.00%      $54,669     10.00%
     Firstbank - Alma                                     21,387       12.34%       13,860         8.00%       17,324     10.00%
     Firstbank (Mt. Pleasant)                             14,340       11.10%       10,337         8.00%       12,922     10.00%
     Firstbank - West Branch                              15,361       10.80%       11,383         8.00%       14,229     10.00%
     Firstbank - Lakeview                                 12,158       13.68%        7,112         8.00%        8,890     10.00%
     Firstbank - St. Johns                                 3,940       25.54%        1,234         8.00%        1,542     10.00%

                                                                                                                   To Be Well
                                                                                      Minimum Required         Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                               Actual                 Adequacy Purposes        Action Provisions
2000, cont.                                              Amount        Ratio       Amount          Ratio       Amount      Ratio
Tier 1 (Core) Capital to risk weighted assets
     Consolidated                                        $54,820       10.03%      $21,868         4.00%      $32,802      6.00%
     Firstbank - Alma                                     19,199       11.08%        6,930         4.00%       10,395      6.00%
     Firstbank (Mt. Pleasant)                             12,761        9.88%        5,169         4.00%        7,753      6.00%
     Firstbank - West Branch                              13,570        9.54%        5,692         4.00%        8,538      6.00%
     Firstbank - Lakeview                                 11,043       12.42%        3,556         4.00%        5,334      6.00%
     Firstbank - St. Johns                                 3,773       24.46%          617         4.00%          925      6.00%

Tier 1 (Core) Capital to average assets
     Consolidated                                        $54,820        7.77%      $28,205         4.00%      $35,257      5.00%
     Firstbank - Alma                                     19,199        8.21%        9,359         4.00%       11,698      5.00%
     Firstbank (Mt. Pleasant)                             12,761        8.17%        6,244         4.00%        7,806      5.00%
     Firstbank - West Branch                              13,570        7.24%        7,497         4.00%        9,371      5.00%
     Firstbank - Lakeview                                 11,043        9.00%        4,909         4.00%        6,136      5.00%
     Firstbank - St. Johns                                 3,773       19.08%          791         4.00%          989      5.00%

NOTE S – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

                                                                         2001                                 2000
                                                           Carrying                                Carrying
(In Thousands of Dollars)                                 or Notional            Fair             or Notional          Fair
                                                            Amount               Value              Amount             Value
Financial assets:
     Cash and cash equivalents                           $  45,814           $  45,814           $   28,096          $  28,096
     Securities available for sale                          67,345              67,345               71,843             71,843
     Federal Home Loan Bank stock                            4,633               4,633                4,332              4,332
     Loans held for sale                                     5,722               5,722                1,018              1,018
     Loans, net                                            589,316             590,917              589,892            588,671
     Accrued interest receivable                             3,595               3,595                4,623              4,623
Financial liabilities:
     Deposits                                            $(561,139)          $(563,273)           $(537,224)         $(539,347)
     Securities sold under agreements to repurchase
        and overnight borrowings                            32,223              32,223              (38,307)           (38,307)
     Federal Home Loan Bank advances                       (72,747)            (76,124)             (77,068)           (72,640)
     Notes payable                                          (2,868)             (2,906)              (6,884)            (6,884)
     Accrued interest payable                               (1,319)             (1,319)              (1,977)            (1,977)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off balance sheet items were not material to the consolidated financial statements at December 31, 2001 and 2000

NOTE T – BASIC AND DILUTED EARNINGS PER SHARE

(In Thousands, except per share data)                                   Year Ended December 31
                                                                 2001             2000            1999
Basic earnings per share
     Net income                                                 $9,122           $8,543           $8,036

     Weighted average common shares outstanding                  5,055            5,108            5,207

          Basic earnings per share                              $ 1.80           $ 1.67           $ 1.54
Diluted earnings per share
     Net income                                                 $9,122           $8,543           $8,036

     Weighted average common shares outstanding                  5,055            5,108            5,207

     Add dilutive effects of assumed exercises of options           75               78              128

     Weighted average common and dilutive potential
         common shares outstanding                               5,130            5,186            5,335

         Diluted earnings per share                             $ 1.78           $ 1.65           $ 1.51

Stock options for 257,503, 274,065, and 98,638 shares of common stock were not considered in computing diluted earnings per share for 2001, 2000, and 1999 because they were antidulitive.

NOTE U - FIRSTBANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
(In Thousands of Dollars)

CONDENSED BALANCE SHEETS                                                            December 31
                                                                           2001                    2000
     ASSETS
         Cash and cash equivalents                                       $ 1,108                 $   258
         Securities available for sale                                         0                      26
         Commercial loans                                                  1,300                       0
         Investment in and advances to banking subsidiaries               66,201                  65,381
         Other assets                                                      9,635                   7,948
         Total assets                                                    $78,244                 $73,613

     LIABILITIES AND EQUITY
         Accrued expenses and other liabilities                          $ 3,118                 $ 2,709
         Notes payable                                                     2,700                   6,700
         Shareholders' equity                                             72,426                  64,204
         Total liabilities and shareholders' equity                      $78,244                 $73,613

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31                                                 2001          2000         1999
     Dividends from banking subsidiaries                              $10,302        $6,323       $4,890
     Other income                                                       3,950           137          330
     Other expense                                                     (5,785)       (1,457)      (1,052)
     Income before income tax and  undistributed
        subsidiary income                                               8,467         5,003        4,168
     Income tax benefit                                                   532           342          139
     Equity in undistributed subsidiary income                            123         3,198        3,729
     Net income                                                         9,122         8,543        8,036
     Change in unrealized gain(loss) on securities,
         net of tax and classification effects                            698         1,032       (1,767)
     Comprehensive income                                             $ 9,820        $9,575       $6,269

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31                                                 2001          2000         1999
     Cash flows from operating activities
         Net income                                                    $9,122        $8,543       $8,036
         Adjustments:
              Equity in undistributed subsidiary income                  (122)       (3,198)      (3,729)
              Change in other assets                                   (1,687)           (7)        (507)
              Change in other liabilities                                 409          (218)         315
                  Net cash from operating activities                    7,722         5,120        4,115
     Cash flows from investing activities
              Purchases of securities available for sale                    0            (9)
              Proceeds from sale of securities available for sale          26
              Net increase in commercial loans                         (1,300)
              Payments for investments in subsidiaries                      0        (5,515)          (2)
              Net cash from investing activities                       (1,274)       (5,524)          (2)
     Cash flows from financing activities
         Proceeds from issuance of long-term debt                       1,400         6,700
         Payments of long-term debt                                    (5,400)
         Proceeds from stock issuance                                   1,845         1,965        2,656
         Purchase of common stock                                         (24)       (5,227)      (4,793)
         Dividends paid and cash paid in lieu of
              fractional shares on stock dividend                      (3,419)       (3,141)      (2,874)
              Net cash from financing activities                       (5,598)          297       (5,011)
     Net change in cash and cash equivalents                              850          (107)        (898)
     Beginning cash and cash equivalents                                  258           365        1,263
     Ending cash and cash equivalents                                  $1,108        $  258     $    365

NOTE V – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows (In Thousands of Dollars):

                                                            2001           2000            1999
Unrealized holding gains and losses on
   available-for-sale securities                           $1,102         $1,562          $(2,680)
Less reclassification adjustments for
   gains and losses later recognized in income                 28             (2)              (1)
Net unrealized gains and losses                             1,074          1,564           (2,679)
Tax effect                                                   (376)          (532)             912

Other comprehensive income                                 $  698         $1,032          $(1,767)

NOTE W - QUARTERLY FINANCIAL DATA (UNAUDITED)
(In Thousands of Dollars, except per share data)

                                                                     2001
                                          1st          2nd          3rd          4th
                                          Quarter      Quarter      Quarter      Quarter       Year
Interest income                           $14,366      $14,277      $13,876      $13,479       $55,998
Net interest income                         7,312        7,725        7,935        8,433        31,405
Income before federal income taxes          2,342        3,539        3,693        4,060        13,634
Net income                                  1,612        2,418        2,503        2,589         9,122
Basic earnings per share                     0.32         0.48         0.49         0.51          1.80
Diluted earnings per share                   0.32         0.48         0.48         0.50          1.78

                                                                     2000
                                           1st          2nd          3rd          4th
                                          Quarter      Quarter      Quarter      Quarter       Year
Interest income                           $12,554      $13,232      $14,060      $14,486       $54,332
Net interest income                         6,967        7,132        7,292        7,414        28,805
Income before federal income taxes          3,022        3,170        3,109        3,147        12,448
Net income                                  2,110        2,140        2,142        2,151         8,543
Basic earnings per share                     0.41         0.42         0.42         0.43          1.68
Diluted earnings per share                   0.40         0.42         0.41         0.42          1.65

All per share amounts have been adjusted for stock dividends and stock splits.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank - Alma
Attorney, Goggin & Baker

Duane A. Carr
Attorney, Carr & Mullendore, PC

Edward B. Grant, Ph.D., CPA
Chairman, Firstbank (Mt. Pleasant)
General Manager Public Broadcasting, Central Michigan University

Benson S. Munger, Ph.D.
Chairman, Firstbank - St. Johns
Vice President, Data Harbor Inc.

Phillip G. Peasley
Operations Manager, Peasley's Hardware & Carpeting Inc. (Retail)

David D. Roslund, CPA
Administrator, Wilcox Health Care Center (Long-Term Care Facility)
Small Business Investor and Manager

Jeffrey C. Schubert, D.D.S.
Dentist

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)	OFFICERS

Thomas R. Sullivan
President & Chief Executive Officer

Samuel G. Stone
Executive Vice President,
Chief Financial Officer, Secretary & Treasurer

William L. Benear
Vice President

David L. Miller
Vice President

Dale A. Peters
Vice President

James M. Taylor
Vice President

James E. Wheeler, II
Vice President

NON-BANK SUBSIDIARY
Gladwin Land Company

FIRSTBANK CORPORATION 311 Woodworth Avenue P. O. Box 1029 Alma, Michigan 48801 (989) 463-3131	Firstbank Corporation Operations Center 308 Woodworth Avenue Alma, Michigan 48801

FIRSTBANK - ALMA

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank Corporation
Attorney, Goggin & Baker

Bob M. Baker
President and CEO, Gratiot Community Hospital

Martha A. Bamfield, D.D.S.
Dentist, Nester & Bamfield, DDS, PC

Donald W. Crumbaugh
Agriculture

Edward J. DeGroat, CCIM
Commercial Real Estate Operator

Paul C. Lux
Owner, Lux Funeral Homes, Inc.

Phillip G. Peasley
Operations Manager, Peasley's Hardware & Carpeting Inc.

David D. Roslund, CPA
Administrator, Wilcox Health Care Center
Small Business Investor and Manager

Victor V. Rozas, MD
Physician

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Saundra J. Tracy, Ph.D.
President, Alma College

James E. Wheeler, II
President & Chief Executive Officer, Firstbank - Alma
Vice President, Firstbank Corporation

OFFICERS

James E. Wheeler, II
President & Chief Executive Officer

Gregory A. Daniels
Vice President

Marita A. Harkness
Vice President

Gerald E. Kench
Vice President

Timothy M. Lowe
Vice President

Harmony L. Nowlin
Vice President

Joan S. Welke
Vice President

SUBSIDIARY
Firstbank - Alma Mortgage Company

OFFICE LOCATIONS

Alma 7455 N. Alger Rd. (989) 463-3134 230 Woodworth Ave. (989) 463-3137 311 Woodworth Ave. (989) 463-3131	Ashley 114 S. Sterling St. (989) 847-2394 Merrill 125 W. Saginaw St. (989) 643-7253 Riverdale/Vestaburg 9002 W. Howard City-Edmore Rd. (989) 268-5445	Auburn 4710 S. Garfield Rd. (989) 662-4459 St. Charles 102 Pine St. (989) 865-9918	Ithaca 219 E. Center St. (989) 875-4107 St. Louis 135 W. Washington Ave. (989) 681-5758

FIRSTBANK

BOARD OF DIRECTORS

Edward B. Grant, Ph.D., CPA, Chairman
General Manager, Public Broadcasting, Central Michigan University

Ralph M. Berry
Owner, Berry Funeral Home

Kenneth C. Bovee, CPM
Partner, Keystone Property Management, Inc.

Glen D. Blystone, CPA
Blystone & Bailey, CPAs, PC

Sibyl M. Ellis
President, Someplace Special, Inc.

Douglas N. LaBelle
Partner, LaBelle Management

Robert E. List, CPA
Shareholder, Weinlander Fitzhugh
Manager, Clare and Gladwin Offices

William M. McClintic
Attorney, W.M. McClintic, P.C.

Phillip R. Seybert
President, P.S. Equities, Inc.

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Gail F. Torreano
President, SBC Ameritech Michigan

Arlene A. Yost
Secretary and Treasurer, Jay's Sporting Goods, Inc.

OFFICERS

Thomas R. Sullivan
President and Chief Executive Officer

Mark B. Perry
Senior Vice President

Robert L. Wheeler
Senior Vice President

James L. Binder
Vice President

Cheryl Gaudard
Vice President

Douglas J. Ouellette
Vice President

Daniel J. Timmins
Vice President

Roger L. Trudell
Vice President

SUBSIDIARY
Firstbank - Mt. Pleasant Mortgage Company

OFFICE LOCATIONS

Mt. Pleasant 102 S. Main St. (989) 773-2600 4699 E. Pickard St. (989) 773-2335 2013 S. Mission St. (989) 773-3959 1925 E. Remus Rd. (989) 775-8528	Clare 806 N. McEwan Ave. (989) 386-7313	Shepherd 258 W. Wright Ave. (989) 828-6625	Winn 2783 Blanchard Rd. (989) 866-2210

FIRSTBANK - WEST BRANCH

BOARD OF DIRECTORS

Dale A. Peters, Chairman
President and Chief Executive Officer, Firstbank - West Branch
Vice President, Firstbank Corporation

Bryon A. Bernard
CEO, Bernard Building Center

Joseph M. Clark
Owner, Morse Clark Furniture

David W. Fultz
Owner, Fultz Insurance Agency

Robert T. Griffin
Owner and President, Griffin Beverage Company,
Northern Beverage Co., and West Branch Tank & Trailer

Charles A. Hanes
C.A. Hanes, Inc.

Christine R. Juarez
Attorney, Juarez & Juarez, PLLC

Norman J. Miller
Owner, Miller Farms, and Miller Dairy Equipment and Feed

Jeffrey C. Schubert, D.D.S.
Dentist

Camila J. Steckling, CPA
Weinlander-Fitzhugh, P.C.
Certified Public Accountants & Consultants

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Mark D. Weber, MD
Orthopaedic Surgeon

OFFICERS

Dale A. Peters
President and Chief Executive Officer

Daniel H. Grenier
Executive Vice President

Michael F. Ehinger
Vice President

Danny J. Gallagher
Vice President

Eileen S. McGregor
Vice President

W. John Powell
Vice President

Larry M. Schneider
Vice President

Mark D. Wait
Vice President

Marie A. Wilkins
Vice President

SUBSIDIARIES
1st Armored, Incorporated
1st Title, Incorporated
C.A. Hanes Realty Inc.
Firstbank - West Branch Mortgage Company

OFFICE LOCATIONS

West Branch 502 W. Houghton Ave. (989) 345-7900 601 W. Houghton Ave. (989) 345-7900 2087 S. M-76 (989) 345-5050 2375 M-30 (989) 345-6210	Fairview 1979 Miller Rd. (989) 848-2243 Rose City 505 S. Bennett St. (989) 685-3909	Hale 3281 M-65 (989) 728-7566 St. Helen 2040 N. St. Helen Rd. (989) 389-1311	Higgins Lake 4522 W. Higgins Lake Dr. (989) 821-9231

FIRSTBANK - LAKEVIEW

BOARD OF DIRECTORS

Gerald L. Nielsen, Chairman
Owner, Nielsen's TV & Appliances

William L. Benear
President and Chief Executive Officer, Firstbank - Lakeview
Vice President, Firstbank Corporation

Duane A. Carr
Attorney, Carr & Mullendore

V. Dean Floria
Sheridan Township Supervisor

Chalmer Gale Hixson
Owner, Country Corner Supermarket
Owner, A Flair for Hair
Owner, Harry Chalmers, Inc.
Owner, Powderhorn Ranch

Kenneth A. Rader
Owner, Ken Rader Farms

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

OFFICERS William L. Benear President and Chief Executive Officer Kim D. vonKronenberger Vice President SUBSIDIARY Firstbank - Lakeview Mortgage Company

OFFICE LOCATIONS

Lakeview 506 Lincoln Ave. (989) 352-7271 9531 N Greenville Rd. (989) 352-8180	Canadian Lakes 10049 Buchanan Rd. Stanwood, MI (231) 972-4200	Howard City 20020 Howard City/Edmore Rd. (231) 937-4383 Remus 201 W Wheatland Ave. (989) 967-3602	Morley 101 E 4th St. (231) 856-7652

FIRSTBANK - ST. JOHNS

BOARD OF DIRECTORS

Benson S. Munger, Ph.D., Chairman
Vice President, Data Harbor, Inc.

Ann M. Flermoen, D.D.S.
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
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

James M. Taylor
President & Chief Executive Officer, Firstbank - St. Johns
Vice President, Firstbank Corporation

Robert E. Thompson
Consultant

OFFICERS James M. Taylor President and Chief Executive Officer Craig A. Bishop Vice President SUBSIDIARY Firstbank - St. Johns Mortgage Company

OFFICE LOCATIONS

St. Johns 201 N. Clinton Ave. (989) 227-8383

BUSINESS OF THE COMPANY

Firstbank Corporation (the "Company") is a bank holding company. As of December 31, 2001, the Company’s subsidiaries are Firstbank - Alma; Firstbank (Mt. Pleasant); Firstbank - West Branch; Firstbank - Lakeview; Firstbank - St. Johns; 1st Armored, Incorporated; Gladwin Land Company; 1st Title, Incorporated; and C.A. Hanes Realty. As of December 31, 2001, the Company and its subsidiaries employed 347 people on a full-time equivalent basis.

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

The banks obtain most of their deposits and loans from residents and businesses in Bay, Clare, Gratiot, Iosco, Isabella, Mecosta, Midland, Montcalm, Ogemaw, Oscoda, Roscommon, Saginaw and parts of Clinton County. Firstbank - Alma has its main office and one branch in Alma, Michigan, and one branch located in each of the following areas: Ashley, Auburn, Ithaca, Merrill, Pine River Township (near Alma), St. Charles, St. Louis, and Vestaburg, Michigan. Firstbank (Mt. Pleasant) has its main office in Mt. Pleasant, Michigan, two branches located in Union Township (near Mt. Pleasant), and one branch located in each of the following areas: Clare, Mt. Pleasant, Shepherd, and Winn, Michigan. Firstbank - West Branch has its main office in West Branch, Michigan, and one branch located in each of the following areas: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township (near West Branch), Michigan. Firstbank -Lakeview has its main office and one branch in Lakeview, Michigan, and one branch located in each of the following areas: Canadian Lakes, Howard City, Morley, and Remus. The banks have no material foreign assets or income.

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for approximately 79% of total revenues in 2001, 82% in 2000, and 78%in 1999. Interest on securities accounted for approximately 6% of total revenues in 2001, 8% in 2000, and 10% in 1999. No other single source of revenue accounted for 8% of the Company’s total revenues in any of the last 3 years.

CORPORATE INFORMATION

Annual Meeting:
The annual meeting of shareholders will be held on Monday, April 22, 2002, 4:30 p.m., Heritage Center, Alma College, Alma, Michigan

Independent Auditors:
Crowe, Chizek & Company LLP
Grand Rapids, Michigan

General Counsel:
Varnum Riddering Schmidt & Howlett LLP
Grand Rapids, Michigan

Stock Information:
Organizations making a market in
Firstbank Corporation Common Stock include:
Fahnestock & Co., Inc.
Howe, Barnes Investments, Inc.
Keefe, Bruyette & Woods, Inc.
McDonald Investments
Morgan Stanley
RBC Dain Rauscher, Inc.
Stifel, Nicolaus & Company, Inc.

For research information and/or investment
recommendations, contact:
Fahnestock & Co., Inc.
(800) 863-5434
Stifel, Nicolaus & Company, Inc.
(314) 342-2000

Registrar and Transfer Company is
Firstbank Corporation's Transfer Agent.
You may contact the Investor Relations
Department at: (800) 368-5948

EXHIBIT 21

FIRSTBANK CORPORATION SUBSIDIARIES

NAME	STATE OF INCORPORATION	OWNERSHIP

Firstbank - Alma	Michigan	100%
Firstbank	Michigan	100%
Firstbank - West Branch	Michigan	100%
Firstbank - Lakeview	Michigan	100%
Firstbank - St. Johns	Michigan	100%
Gladwin Land Company	Michigan	100%
1st Armored, Inc.	Michigan	100% by Firstbank - West Branch
1st Title, Inc.	Michigan	100% by Firstbank - West Branch
C.A. Hanes Realty, Inc.	Michigan	55% by Firstbank - West Branch
Firstbank - Alma Mortgage Company	Michigan	100% by Firstbank - Alma
Firstbank Mortgage Company	Michigan	100% by Firstbank
Firstbank - West Branch Mortgage Company	Michigan	100% by Firstbank - West Branch
Firstbank - Lakeview Mortgage Company	Michigan	100% by Firstbank - Lakeview
Firstbank - St. Johns Mortgage Company	Michigan	100% by Firstbank - St. Johns

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

          We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-60190, 333-95427, 333-89771 and 333-53957) and Form S-3 (File No. 333-15131 and ) of our report dated February 1, 2002, on the 2001 Consolidated Financial Statements of Firstbank Corporation, which report is included in the 2001 Annual Report on Form 10-K of Firstbank Corporation.

CROWE, CHIZEK AND COMPANY LLP
Grand Rapids, Michigan March 12, 2002

EXHIBIT 99
Firstbank Corporation 401(k) Plan
Performance Table*

                                                 VALUE             VALUE             VALUE             VALUE             VALUE
                                                 AS OF             AS OF             AS OF             AS OF             AS OF
FUND                                          12/31/1997        12/31/1998        12/31/1999        12/31/2000        12/31/2001
Firstbank Corporation Common                   44.203%           26.495%           -31.288%          5.37%             9.45%
Stock                                          $1,442.03         $1,824.10         $1,253.37         $1,320.68         $1,445.48

Federated Money Market for                     5.22%             5.11%             4.64%             5.33%             4.16%
U.S. Treasury Obligations                      $1,052.20         $1,105.97         $1,157.28         $1,218.96         $1,269.67

Federated Capital Preservation                 5.86%             5.64%             5.57%             5.97%             5.08%
Fund                                           $1,058.60         $1,118.31         $1,180.59         $1,251.07         $1,314.62

Vanguard Fixed Income                          9.44%             8.60%             -.70%             10.72%            8.20%
Total Bond Fund                                $1,094.40         $1,188.52         $1,180.20         $1,306.72         $1,413.87

Vanguard Fixed Income                          13.79%            9.20%             -6.23%            11.08%            9.63%
Long Term Corporate Bond Fund                  $1,137.90         $1,242.59         $1,165.17         $1,294.27         $1,418.91

Federated Stock                                34.42%            17.26%            6.08%             2.82%             0.89%
                                               $1,344.20         $1,576.21         $1,672.04         $1,719.19         $1,734.49

Vanguard Index 500 Fund                        33.21%            28.60%            21.07%            -9.06%            -12.02%
                                               $1,332.10         $1,713.08         $2,074.03         $1,886.12         $1,659.41

American Century 20th Century                  23.13%            34.55%            41.46%            -19.63%           14.61%
Ultra                                          $1,231.30         $1,656.71         $2,343.59         $1,883.54         $1,608.35

Warburg Pincus                                 21.27%            5.82%             41.81%            -10.56%           -24.81%
Emerging Growth Fund                           $1,212.70         $1,283.28         $1,819.82         $1,627.65         $1,223.83

T. Rowe Price International                    2.70%             16.14%            34.60%            -16.57%           -21.97%
Stock Fund                                     $1,027.00         $1,192.76         $1,605.45         $1,339.43         $1,045.16

Vanguard International Growth                  4.12%             16.93%            26.30%            -8.57%            -19.12%
Fund                                           $1,041.20         $1,217.48         $1,537.67         $1,405.89         $1,137.08

Fidelity Overseas Fund                         10.92%            12.84%            42.89%            -18.44%           -20.22%
                                               $1,109.20         $1,251.62         $1,788.44         $1,458.65         $1,163.71

American Century 20th Century                  17.48%            17.86%            88.54%            -14.29%           -21.77%
International Discovery Fund                   $1,174.80         $1,384.62         $2,610.56         $2,237.51         $1,750.40

*All assume an initial investment on 12/31/96 of $1,000.00