Form 10-Q
period 2002-03-31
FIRSTBANK CORP
filed 2002-05-15
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to _______.

Commission file number: 0-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2633910 (I.R.S. Employer Identification Number)

311 Woodworth Avenue, Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)

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

      Common stock . . . 5,155,925 shares outstanding as of April 30, 2002.

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
-------- -----------------

Item 6.       Exhibits and Reports on Form 8-K                                                   page 14

SIGNATURES                                                                                       page 15
----------

Item 1.  Financial Statements (UNAUDITED)

                                              FIRSTBANK CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                                (Dollars in thousands)
                                                                                       March 31,  December 31,
                                                                                         2002           2001
                                                                                         ----           ----
      ASSETS
      Cash and due from banks                                                         $19,786         27,187
      Short term investments                                                           28,743         18,627
                                                                                       ------         ------
                                                                                --------------   ------------
                              Total cash and cash equivalents                          48,529         45,814

      Securities available for sale                                                    66,460         67,345
      Federal Home Loan Bank Stock                                                      4,633          4,633
      Loans
       Loans held for sale                                                              2,942          5,722
       Portfolio loans
         Commercial                                                                   304,364        299,412
         Real estate mortgage                                                         211,062        228,349
         Consumer                                                                      71,002         72,593
                                                                                       ------         ------
                                                                                --------------   ------------
                                 Total loans                                          586,428        600,354
       Less allowance for loan losses                                                (11,107)       (11,038)
                                                                                     --------       --------
                                       Net loans                                      575,321        589,316
      Premises and equipment, net                                                      17,618         17,624
      Acquisition goodwill                                                              5,105          5,161
      Other intangibles                                                                 3,208          3,282
      Other assets                                                                     13,583         13,093
                                                                                       ------         ------
                                                                                --------------   ------------
                                    TOTAL ASSETS                                     $737,399       $751,990

      LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
      Deposits:
       Noninterest bearing accounts                                                    79,471         86,736
       Interest bearing accounts:
         Demand                                                                       166,474        159,572
         Savings                                                                       76,482         73,218
         Time                                                                         232,036        241,613
                                                                                      -------        -------
                                                                                --------------   ------------
                                  Total deposits                                      554,463        561,139
      Securities sold under agreements to
         repurchase and overnight borrowings                                           28,812         32,223
      Notes payable                                                                    69,389         75,615
      Accrued interest and other liabilities                                           10,368         10,587
                                                                                       ------         ------
                                                                                --------------   ------------
                               Total liabilities                                      663,032        679,564

      SHAREHOLDERS' EQUITY
      Preferred stock; no par value, 300,000 shares authorized, none issued
      Common stock; 10,000,000 shares authorized, 5,141,370 shares
        shares issued and outstanding (5,119,153 in December 2001)                     63,536         63,100
      Retained earnings                                                                10,004          8,260
      Accumulated other comprehensive income                                              827          1,066
                                                                                          ---          -----
                                                                                --------------   ------------
                      Total shareholders' equity                                       74,367         72,426
                                                                                --------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $737,399       $751,990
                                                                                ==============   ============

See notes to consolidated financial statements.

                                                    FIRSTBANK CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                   MARCH 31, 2002 and 2001
                                        (Dollars in thousands except per share data)
                                                                                                       Three months
                                                                                                   ended March  31,
                                                                                                2002           2001
           Interest income:
            Interest and fees on loans                                                       $11,631        $13,223
            Securities
              Taxable                                                                            607            712
              Exempt from federal income tax                                                     300            335
            Short term investments                                                               131             96
                                                                                                 ---             --
                                                                                      ---------------   ------------
                                           Total interest income                              12,669         14,366

           Interest expense:
            Deposits                                                                           3,263          5,320
            Notes payable and other                                                            1,113          1,734
                                                                                               -----          -----
                                         Total interest expense                                4,376          7,054
                                             Net interest income                               8,293          7,312
           Provision  for  loan  losses                                                          372            203
                                                                                                 ---            ---
                                                                                      ---------------   ------------
                                   Net  interest  income after
                                      provision for loan losses                                7,921          7,109
           Noninterest income:
            Gain  on  sale   of mortgage   loans                                               1,002            335
            Service charges on deposit accounts                                                  543            424
            Trust fees                                                                            71             89
            Gain (loss) on sale of securities                                                    (7)             25
            Mortgage servicing, net of amortization                                             (60)             41
            Other                                                                              1,030            961
                                                                                               -----            ---
                                                                                      ---------------   ------------
                                                          Total  noninterest   income          2,579          1,875
           Noninterest expense:
            Salaries   and   employee   benefits                                               3,546          3,254
            Occupancy                                                                            935            889
            Amortization of Intangibles                                                          130            200
            FDIC Insurance premium                                                                24             25
            Michigan Single Business Tax                                                          24            132
            Other                                                                              1,844          2,142
                                                                                               -----          -----
                                                                                      ---------------   ------------
                               Total    noninterest    expense                                 6,503          6,642
           Income before  federal income taxes                                                 3,997          2,342
           Federal   income    taxes                                                           1,330            730
                                                                                               -----            ---
                                                                                      ---------------   ------------
                                                                         NET   INCOME         $2,667         $1,612
                                                                                      ===============   ============

                           Comprehensive Income                                               $2,428         $2,040
                                                                                      ===============   ============

                            Basic earnings per share                                           $0.52          $0.32
                                                                                               =====          =====
                                                                                      ===============   ============

                            Diluted earnings per share                                         $0.51          $0.32
                                                                                               =====          =====
                                                                                      ===============   ============

                                              Dividends per share                              $0.18          $0.16
                                                                                               =====          =====
                                                                                      ===============   ============

See notes to consolidated financial statements.

                                          FIRSTBANK CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED
                                         MARCH 31, 2002 AND 2001
                                          (Dollars in thousands)

                                                                                       Three months ended March 31,
                                                                                           2002              2001
                                                                                           ----              ----
  OPERATING ACTIVITIES
      Net income                                                                         $2,667            $1,612
      Adjustments to reconcile net income to net cash provided
         by operating activities
         Provision for loan losses                                                          372               203
         Depreciation of premises and equipment                                             405               307
         Net amortization of security premiums/discounts                                     74                33
         Loss (gain) on sale of securities                                                    7               (25)
         Amortization of goodwill and other intangibles                                     130               200
         Gain on sale of mortgage loans                                                  (1,002)             (335)
         Proceeds from sales of mortgage loans                                           69,109            22,710
         Loans originated for sale                                                      (65,327)          (22,069)
         Increase in accrued interest receivable
            and other assets                                                               (362)             (526)
         Increase (decrease) in accrued interest payable and other liabilities             (219)            1,472
                                                                                   -------------    --------------
                                        NET CASH PROVIDED BY OPERATING  ACTIVITIES        5,854             3,582

  INVESTING ACTIVITIES
      Proceeds from sale of securities available for sale                                   993             2,163
      Proceeds from maturities of securities available for sale                          15,863             6,716
      Purchases of securities available for sale                                        (16,419)           (3,833)
      Net decrease (increase) in portfolio loans                                         13,623            (6,835)
      Net purchases of premises and equipment                                              (399)             (439)
                                                                                   -------------    --------------
                                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      13,661            (2,228)

  FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                 (6,676)           10,547
     Decrease in securities sold under agreements
      to repurchase and other short term borrowings                                      (3,411)          (14,051)
     (Decrease) Increase of note payable                                                 (6,226)            1,284
     Cash proceeds from issuance of common stock                                            448               409
     Purchase of common stock                                                               (12)              (30)
     Cash dividends                                                                        (923)             (811)
                                                                                   -------------    --------------
                                           NET CASH USED IN  FINANCING  ACTIVITIES      (16,800)           (2,652)

                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,715            (1,298)
  Cash and cash equivalents at beginning of period                                       45,814            28,096
                                                                                   -------------    --------------
                                    CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD      $48,529           $26,798
                                                                                   =============    ==============

  Supplemental Disclosure
      Interest Paid                                                                      $4,288            $6,894
      Income Taxes Paid                                                                  $1,725                $0
      Non-cash transaction: purchased goodwill                                                               $254

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - SECURITIES

Individual securities held in the security portfolio are classified as securities available for sale. Securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternate investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders’ equity until realized.

NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Banks’ normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $109,323,000 and $108,696,000 at March 31, 2002, and December 31, 2001, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                            March 31,                 December 31,
(Dollars in thousands)                                        2002                        2001
----------------------                                    -----------                -----------
     Nonperforming loans:
         Nonaccrual loans                                     $1,058                     $   501
         Loans 90 days or more past due                          660                       2,089
         Renegotiated loans                                       53                          53
                                                              ------                      ------
              Total nonperforming loans                       $1,771                      $2,643
                                                               =====                       =====
     Property from defaulted loans                            $  389                      $  516
                                                               ======                     ======
     Nonperforming loans as a percent of total loans*         .30%                          .44%
     Nonperforming loans + ORE as a percent of total
       loans* + ORE                                           .37%                          .53%
     Nonperforming assets as a percent of total assets        .29%                          .42%

Analysis of the Allowance for Loan Losses
-----------------------------------------                        Three Months Ended
                                                              March 31,         March 31,
(Dollars in thousands)                                          2002              2001
----------------------                                       ----------        ----------
Balance at beginning of period                                $ 11,038         $   9,857
Charge-offs                                                       (400)              (99)
Recoveries                                                          97                83
                                                              --------         ---------
     Net (charge-offs) recoveries                                 (303)              (16)
     Additions from the provision for loan losses                  372               203
     Balance at end of period                                $  11,107         $  10,044
                                                             =========         =========
Average total loans* outstanding during the period             589,433           600,222
Allowance for loan loss as a percent of total loans*             1.89%             1.66%
Allowance for loan loss as a percent of nonperforming loans       627%              421%
Net Chargeoffs^ as a percent of average loans*                    .21%              .01%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E - RECLASSIFICATION

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE F - BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)                                 Three months ended March 31,
                                                                                     2002               2001
                                                                                     ----               ----
Earnings per share
         Net Income                                                                $2,667             $1,612
         Weighted average common shares outstanding                                 5,121              5,009
                                                                                    -----              -----
                  Basic earnings per share                                        $  0.52            $  0.32
                                                                                   ======             ======
Earnings per share assuming dilution
         Net Income                                                                $2,667             $1,612
         Weighted average common shares outstanding                                 5,121              5,009
         Add dilutive effect of assumed exercises of options                          113                 67
                                                                                   ------            -------
         Weighted average common and dilutive potential
                  common shares outstanding                                         5,234              5,076
                                                                                    -----              -----
                  Diluted earnings per share                                      $  0.51            $  0.32
                                                                                   ======             ======

Stock options for 86,604 and 92,144 shares of common stock were not considered in computing diluted earnings per share for 2002 and 2001 because they were antidilutive.

NOTE G - GOODWILL AMORTIZATION

Adoption of a new accounting standard on January 1, 2002, resulted in $3,533,000 of unamortized goodwill ceasing to be amortized into expense. According to the related amortization schedules, this will result in an increase of $261,000 in 2002 income. The following table adjusts 2001 net income and earnings per share as reported to reflect these items as if the new standard had been adopted in 2001, and compares those adjusted results to actual 2002 results.

(Dollars in thousands except for per share data)                                  Three months ended March 31,
                                                                                    2002                2001
                                                                                    ----                ----
Net Income as Reported                                                            $2,667              $1,612
Adjustment for Change in Goodwill Accounting, net of tax                                                  42
                                                                                --------             -------
Adjusted net income                                                               $2,667              $1,654
                                                                                   =====               =====
         As Reported:
                  Basic earnings per share                                         $0.52               $0.32
                  Diluted earnings per share                                       $0.51               $0.32
         As Adjusted:
                  Basic earnings per share                                         $0.52               $0.33
                  Diluted earnings per share                                       $0.51               $0.33

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

Financial Condition

Total assets showed little change during the first three months of 2002 decreasing 1.9%, or $14.6 million, when compared to December 31, 2001. Cash and cash equivalents increased $2.7 million, or 5.9% while securities available for sale and loans held for sale declined $880,000, or 1.2%, and $2.8 million, or 48.5%, respectively.

Total loans decreased $13.9 million, or 2.3%, during the first quarter of 2002. The commercial loan portfolio grew nearly $5 million, but this growth was offset by decreases in both mortgage and consumer loans of $17.3 million and $1.6 million, respectively. The decline in mortgage loans was largely attributable to re-finance activity, where re-financed portfolio loans were sold into the secondary market (with servicing retained by Firstbank).

Net charge-offs of loans increased to $303,000 in the first quarter of 2002 compared to $16,000 in the first quarter of 2001. The ratio of net charge-offs of loans (annualized) to average loans increased to 0.21% in the first quarter of 2002 compared to 0.01% in the first quarter of 2001. The provision for loan losses in the first quarter of 2002, at $372,000, exceeded net charge-offs by $69,000, and resulted in an increase in the allowance for loan loss of $69,000, or 0.6%, during the first three months of 2002. At March 31, 2002, the allowance as a percent of outstanding loans was 1.89% compared to 1.84% at year end 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further below.

Total deposits declined $6.7 million, or 1.2%, from December 31, 2001 to March 31, 2002. Increases of $6.9 million, or 4.3%, in interest bearing demand deposits and of $3.2 million, or 4.5%, in savings deposits were offset by decreases of $7.2 million, or 8.4%, in non-interest bearing account balances and $9.6 million, or 3.9%, in time deposits. For the three month period ended March 31, 2002, securities sold under agreements to repurchase and overnight borrowings decreased by $3.4 million, or 10.6%. Notes payable also decreased by $6.2 million, or 8.2%, from the end of December 2001, to the end of March 2002, as it was not necessary to renew all maturing notes. The reduced deposits and other funding sources were commensurate with the weak demand for funds from lending activities.

Total shareholder’s equity increased $1.9 million, or 2.7%, during the first three months of 2002. Net income of $2,667,000 and stock issuances of $448,000 increased shareholders’ equity, while stock repurchases of $12,000, dividends of $923,000, and net unrealized depreciation on securities available for sale of $239,000 decreased shareholders’ equity. Book value was $14.48 per share at March 31, 2002, up from $14.15 at December 31, 2001.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

                                                                                 Total
                                                                    Tier 1     Risk-based
(Dollars in thousands)                               Leverage      Capital      Capital
---------------------------                          --------      -------      -------
Capital balances at March 31, 2002                   $71,872        $65,057      $65,057
Required Regulatory Capital                          $30,324        $22,299      $44,598
Capital in excess of regulatory minimums             $41,548        $42,758      $20,459

Capital ratios at March 31, 2002                      8.58%          11.67%       12.89%
Regulatory capital ratios -- "well capitalized"       5.00%           6.00%       10.00%
         definition
Regulatory capital ratios -- minimum requirement      4.00%           4.00%        8.00%

Results of Operations

For the first quarter of 2002, net income was $2,667,000, basic earnings per share were $0.52 and diluted earnings per share were $0.51, compared to $1,612,000, $0.32, and $0.32 for the first quarter of 2001. Net income for 2001 was reduced by a $446,000 one-time charge (net of tax of $230,000) taken in the first quarter of 2001 and discussed in previous disclosures. Basic earnings per share and diluted earnings per share were each reduced by $0.09 in the 2001 first quarter due to the one-time charge.

Net income for 2002 was increased as the result of new accounting guidance issued in 2001 which changed the accounting for goodwill and intangible assets with indefinite lives. Adoption of this standard as required on January 1, 2002, resulted in $3,533,000 of unamortized goodwill ceasing to be amortized into expense and resulted in a $45,500 reduction of expense, net of tax, for the first quarter of 2002. Applying the new standard to the first quarter of 2001 would result in adjusted net income of $1,654,000 with basic earnings per share increased by $0.01 to $0.33 and diluted earnings per share increased by $0.01 to $0.33.

Average earning assets increased $23 million, or 3.4%, from the first quarter of 2001 to the same period of 2002. The yield on earning assets decreased 125 basis points to 7.40% for the quarter ended March 31, 2002 compared to 8.65% for the quarter ended March 31, 2001. The cost of funding related liabilities decreased 167 basis points when comparing the three month periods ended March 31, from 4.20% of earning assets in 2001 to 2.53% in 2002.

Since the decrease in the cost of funds relative to earning assets was greater than the decrease in yield on earning assets, the net interest margin increased 42 basis points from 4.45% in 2001 to 4.87% in 2002. Net interest income increased $981,000, or 13.4%, in the first three months of 2002 compared to the same period in 2001.

The provision for loan losses increased $169,000 to $372,000 for the first quarter of 2002 compared to $203,000 in the first quarter of 2001. Net charge-offs of loans increased $287,000 as detailed above in the discussion under “Financial Condition.” Also, during 2001, management developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance more consistently across its five banking subsidiaries. The process applies risk factors for historical charge-off and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect our banks’ portfolios. The developments in the analysis process since the first quarter of 2001, the consideration of exposures to industries potentially most affected by current risks in the economic and political environment, and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Maintaining these appropriate levels while experiencing greater net charge-offs required increased provision expense for the first quarter of 2002 compared to the year earlier level. (See discussion under “Financial Condition” for additional comments on the level of allowance for loan losses.)

Total non-interest income increased $704,000, or 37.5% when the first three months of 2002 are compared to the same period in 2001. Strong mortgage refinance activity continued into the first quarter of 2002 and resulted in an increase of $667,000, or 199%, in gain on sale of mortgage loans when the first quarter of 2002 is compared to the first quarter of 2001. Service fees on deposit accounts for the three month period ended March 31, 2002 posted an increase of $119,000 or 28.1%, over the March 31, 2001 figure. Improved rates of collection of fees at affiliate banks contributed to the increase. Other non-interest income increased by $69,000, or 7.2%, for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Certain other categories of non-interest income declined, most notably mortgage servicing income, which declined from a positive $41,000 in the first three months of 2001 to a negative $60,000 in the first three months of 2001. The decline was due to the impact of refinances and other pre-payments, which require mortgage servicing rights to be written down or written off against mortgage servicing income. Excluding these write-downs and write-offs, mortgage servicing income grew 15% to $203,000 in the first three months of 2002 compared to $176,000 in the first three months of 2001. The write-downs and write-offs of mortgage servicing rights, totaling $263,000 in the first quarter of 2002, were small in comparison to the gain on sale of mortgages which amounted to $1,002,000.

Total non-interest expense decreased by $139,000, or 2.1%, when comparing the three month periods ended March 31, 2002 and 2001. Amortization of intangibles decreased $70,000, or 35.0%, $65,000 of which was related to the accounting change discussed above. Michigan single business tax expense declined by $108,000, or 81.8%, as the company continued to benefit from the reorganization of the mortgage business of each of the five banks into the more efficient and competitive structure of a mortgage company subsidiary. Miscellaneous non-interest expense decreased by $298,000, or 13.9%. Excluding the one-time charge posted in the first quarter of 2001, miscellaneous expense increased $389,000. Of this figure, $167,000 was from the write-off of contractually obligated processing fees for the trust department of one of the banks, as those trust assets are being assumed by another, unrelated, financial institution under terms which should benefit Firstbank Corporation. Salaries and employee benefits increased by $292,000, or 9.0%, when the quarter ended March 31, 2002 is compared to the same period in 2001. Yearly merit raises account for $147,000 of the salary increase. The remaining increase includes increases of $91,000 in year-end employee bonus expense accruals over the 2001 first quarter figure, and $53,000 in additional costs of employee benefits, primarily heath insurance, experienced throughout the Company. Occupancy and equipment costs increased $46,000, or 5.2%, as a result of increased depreciation costs on additional premises and equipment investments made throughout 2001.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on page 8 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 9 through 10 in the registrant’s annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2001.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 12 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K None

14

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)

Date: May 15, 2002	\s\ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2002	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)