Form 10-Q
period 2002-06-30
FIRSTBANK CORP
filed 2002-08-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

or

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

        Common stock . . . 5,175,957 shares outstanding as of July 31, 2002.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Item 2. Item 3.	Financial Statements (UNAUDITED) Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures about Market Risk	3 11 16
PART II. OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Securities Holders Other Information Exhibits and Reports on Form 8-K	17 17 17 17 17 17
SIGNATURES EXHIBITS		18 19

Item 1. Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)

                                                                                  June 30,  December 31,
                                                                                   2002           2001
                                                                                   ----           ----
      ASSETS
      Cash and due from banks                                                   $24,942        $27,187
      Short term investments                                                     11,906         18,627
                                                                          --------------   ------------
                              Total cash and cash equivalents                    36,848         45,814
      Securities available for sale                                              67,007         67,345
      Federal Home Loan Bank Stock                                                4,746          4,633
      Loans
       Loans held for sale                                                        1,930          5,722
       Portfolio loans
         Commercial                                                             312,187        299,412
         Real estate mortgage                                                   210,794        228,349
         Consumer                                                                74,738         72,593
                                                                          --------------   ------------
                              Total loans                                      597,719        600,354
       Less allowance for loan losses                                          (11,279)       (11,038)
                                                                          --------------   ------------
                                       Net loans                                586,440        589,316
      Premises and equipment, net                                                17,463         17,624
      Acquisition goodwill                                                        5,049          5,161
      Other intangibles                                                           3,133          3,282
      Accrued interest receivable and other                                      13,676         13,093
     assets
                                                                          --------------   ------------
                              TOTAL ASSETS                                     $736,292       $751,990
      LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
      Deposits:
       Noninterest bearing accounts                                              86,033         86,736
       Interest bearing accounts:
         Demand                                                                 171,774        159,572
         Savings                                                                 79,004         73,218
         Time                                                                   216,661        241,613
                                                                          --------------   ------------
                              Total deposits                                    553,472        561,139
      Securities sold under agreements to
         repurchase and overnight borrowings                                     28,692         32,223
      Notes payable                                                              66,119         75,615
      Accrued interest and other liabilities                                     10,591         10,587
                                                                          --------------   ------------
                              Total liabilities                                 658,874        679,564
      SHAREHOLDERS' EQUITY
      Preferred stock; no par value, 300,000 shares authorized, none issued
      Common stock; 10,000,000 shares authorized, 5,182,468 shares
        shares issued and outstanding (5,119,153 in December 2001)               64,341         63,100
      Retained earnings                                                          11,781          8,260
      Accumulated other comprehensive income                                      1,296          1,066
                                                                          --------------   ------------
                              Total shareholders' equity                         77,418         72,426
                                                                          --------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $736,292       $751,990
                                                                          ==============   ============

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2002 and 2001
(Dollars in thousands except per share data)
UNAUDITED

                                                                                           Three months
                                                                                         ended June 30,
                                                                                    2002           2001
      Interest income:
       Interest and fees on loans                                                $11,373        $13,230
       Securities
         Taxable                                                                     586            675
         Exempt from federal income tax                                              291            325
       Short term investments                                                         78             47
                                                                          ---------------   ------------
                          Total interest income                                   12,328         14,277

      Interest expense:
       Deposits                                                                    3,029          5,069
       Notes payable and other                                                     1,019          1,483
                                                                          ---------------   ------------
                          Total interest expense                                   4,048          6,552
                            Net interest income                                    8,280          7,725
      Provision  for  loan  losses                                                   223            228
                                                                          ---------------   ------------
                            Net interest  income after
                              provision for loan losses                            8,057          7,497
      Noninterest income:
       Gain  on  sale   of mortgage   loans                                          580            622
       Service charges on deposit accounts                                           585            494
       Trust fees                                                                     35             83
       Gain on sale of securities                                                     16              0
       Mortgage servicing, net of amortization                                     (102)           (39)
       Other                                                                         957          1,023
                                                                          ---------------   ------------
                                                  Total noninterest income         2,071          2,183
      Noninterest expense:
       Salaries   and   employee   benefits                                        3,279          3,320
       Occupancy                                                                     849            768
       Amortization of intangibles                                                   131            194
       FDIC Insurance premium                                                         25             27
       Michigan Single Business Tax                                                   37            124
       Other                                                                       1,717          1,708
                                                                          ---------------   ------------
                          Total noninterest expense                                6,038          6,141
      Income before  federal income taxes                                          4,090          3,539
      Federal   income    taxes                                                    1,333          1,121
                                                                          ---------------   ------------
                                                               NET  INCOME        $2,757         $2,418
                                                                          ===============   ============

                       Comprehensive Income                                       $3,226         $2,437
                                                                          ===============   ============

                       Basic earnings per share                                    $0.53          $0.48
                                                                          ===============   ============

                       Diluted earnings per share                                  $0.52          $0.47
                                                                          ===============   ============

                                   Dividends per share                             $0.19          $0.17
                                                                          ===============   ============

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2002 and 2001
(Dollars in thousands except per share data)
UNAUDITED

                                                                                             Six months
                                                                                         ended June 30,
                                                                                    2002           2001
      Interest income:
       Interest and fees on loans                                                $23,004        $26,453
       Securities
         Taxable                                                                   1,193          1,387
         Exempt from federal income tax                                              591            660
       Short term investments                                                        209            143
                                                                          ---------------   ------------
                          Total interest income                                   24,997         28,643

      Interest expense:
       Deposits                                                                    6,292         10,389
       Notes payable and other                                                     2,132          3,217
                                                                          ---------------   ------------
                          Total interest expense                                   8,424         13,606
                            Net interest income                                   16,573         15,037
      Provision  for  loan  losses                                                   595            431
                                                                          ---------------   ------------
                            Net  interest  income after
                              provision for loan losses                           15,978         14,606
      Noninterest income:
       Gain  on  sale   of mortgage   loans                                        1,582            957
       Service charges on deposit accounts                                         1,128            918
       Trust fees                                                                    106            172
       Gain on sale of securities                                                      9             25
       Mortgage servicing, net of amortization                                     (162)              2
       Other                                                                       1,987          1,984
                                                                          ---------------   ------------
                                               Total  noninterest   income         4,650          4,058
      Noninterest expense:
       Salaries and employee benefits                                              6,825          6,574
       Occupancy                                                                   1,784          1,657
       Amortization of intangibles                                                   261            394
       FDIC Insurance premium                                                         49             52
       Michigan Single Business Tax                                                   61            256
       Other                                                                       3,561          3,850
                                                                          ---------------   ------------
                          Total noninterest expense                               12,541         12,783
      Income before  federal income taxes                                          8,087          5,881
      Federal   income    taxes                                                    2,663          1,851
                                                                          ---------------   ------------
                                                               NET  INCOME        $5,424         $4,030
                                                                          ===============   ============

                       Comprehensive Income                                       $5,654         $4,477
                                                                          ===============   ============

                       Basic earnings per share                                    $1.06          $0.80
                                                                          ===============   ============

                       Diluted earnings per share                                  $1.03          $0.79
                                                                          ===============   ============

                                   Dividends per share                             $0.37          $0.33
                                                                          ===============   ============

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001
(Dollars in thousands)
UNAUDITED

                                                                                                        Six months ended June 30,
                                                                                                         2002                2001
                                                                                                         ----                ----
      OPERATING ACTIVITIES
          Net income                                                                                   $5,424              $4,030
          Adjustments to reconcile net income to net cash provided by operating activities
             Provision for loan losses                                                                    595                 431
             Depreciation of premises and equipment                                                       819                 685
             Net amortization of security premiums/discounts                                              187                  84
             Gain on sale of securities                                                                   (9)                (25)
             Amortization of goodwill and other intangibles                                               261                 394
             Gain on sale of mortgage loans                                                           (1,582)               (957)
             Proceeds from sales of mortgage loans                                                     92,226              67,882
             Loans originated for sale                                                               (86,852)            (68,418)
             Increase in accrued interest receivable and other assets                                   (706)               (510)
             Increase in accrued interest payable and other liabilities                                     4               1,644
                                                                                                 -------------      --------------
                                                      NET CASH PROVIDED BY OPERATING  ACTIVITIES       10,367               5,240

      INVESTING ACTIVITIES
          Proceeds from sale of securities available for sale                                           1,009               2,163
          Proceeds from maturities of securities available for sale                                    24,955              14,715
          Purchases of securities available for sale                                                 (25,451)            (11,159)
          Purchases of Federal Home Loan Bank stock                                                     (113)               (300)
          Net decrease (increase) in portfolio loans                                                    2,281               (140)
          Net purchases of premises and equipment                                                       (658)               (856)
                                                                                                 -------------      --------------
                                                      NET CASH PROVIDED BY  INVESTING ACTIVITIES        2,023               4,423

      FINANCING ACTIVITIES
         Net (decrease) increase in deposits                                                          (7,667)               9,768
         Decrease in securities sold under agreements
          to repurchase and other short term borrowings                                               (3,531)            (13,249)
         Decrease of note payable                                                                     (9,496)             (6,698)
         Cash proceeds from issuance of common stock                                                    1,253                 971
         Purchase of common stock                                                                        (12)                (40)
         Cash dividends                                                                               (1,903)             (1,675)
                                                                                                 -------------      --------------
                                                         NET CASH USED IN  FINANCING  ACTIVITIES     (21,356)            (10,923)

                                                          DECREASE  IN CASH AND CASH EQUIVALENTS      (8,966)             (1,260)
      Cash and cash equivalents at beginning of period                                                 45,814              28,096
                                                                                                 -------------      --------------
                                                  CASH  AND CASH  EQUIVALENTS  AT END OF  PERIOD      $36,848             $26,836
                                                                                                 =============      ==============

      Supplemental Disclosure
          Interest Paid                                                                                $8,733             $13,014
          Income Taxes Paid                                                                            $3,263              $1,190
          Non-cash transaction: purchased goodwill                                                                           $254

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
UNAUDITED

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries, Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its majority holding in C.A. Hanes Realty, Inc.), Firstbank - Lakeview, Firstbank - St. Johns (collectively the “Banks”) and Gladwin Land Company. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $116,443,000 and $108,696,000 at June 30, 2002, and December 31, 2001, respectively.

NOTE D - NONPERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

                                                                            June 30,       December 31,
(Dollars in thousands)                                                        2002             2001
----------------------                                                     ----------     --------------
     Nonperforming loans:
         Nonaccrual loans                                                       $   922      $   501
         Loans 90 days or more past due                                             484        2,089
         Renegotiated loans                                                          53           53
                                                                                 ------      -------
              Total nonperforming loans                                          $1,459       $2,643
     Property from defaulted loans                                              $   500      $   516
     Nonperforming loans as a percent of total loans*                              .24%         .44%
     Nonperforming loans + ORE as a percent of total loans* + ORE                  .33%         .53%
     Nonperforming assets as a percent of total assets                             .27%         .42%

Analysis of the Allowance for Loan Losses
-----------------------------------------               Three Months Ended           Six Months Ended
                                                       June 30,     June 30,       June 30,    June 30,
(Dollars in thousands)                                   2002         2001           2002        2001
----------------------                                 --------     --------       --------    --------
Balance at beginning of period                          $11,107      $10,044        $11,038     $ 9,857
Charge-offs                                                (97)        (181)           (498)       (280)
Recoveries                                                   46           73            144         156
                                                        -------      -------        -------     -------
     Net (charge-offs) recoveries                          (51)        (108)          (354)       (124)
     Additions from the provision
         for loan losses                                    223          228            595         431
                                                        -------      -------        -------     -------
     Balance at end of period                           $11,279      $10,164        $11,279     $10,164
                                                        =======      =======        =======     =======
Average total loans* outstanding
     during the period                                  590,624      604,608        590,028     602,415
Allowance for loan losses as a
     percent of total loans*                              1.89%        1.69%          1.89%       1.69%
Allowance for loan losses as a percent
     of nonperforming loans                                773%         578%           773%        578%
Net Chargeoffs^ as a percent of
     average loans*                                       0.03%        0.07%          0.12%       0.04%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E - RECLASSIFICATION

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE F - BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)                     Three months ended           Six months ended
                                                                           June 30,                    June 30,
                                                                       2002       2001             2002       2001
                                                                       ----       ----             ----       ----
Earnings per share
         Net Income                                                  $2,757     $2,418           $5,424     $4,030
         Weighted average common shares outstanding                   5,160      5,039            5,141      5,024
                                                                      -----      -----            -----      -----
                  Basic earnings per share                          $  0.53    $  0.48          $  1.06   $   0.80
                                                                     ======     ======           ======    =======
Earnings per share assuming dilution
         Net Income                                                  $2,757     $2,418           $5,424     $4,030
         Weighted average common shares outstanding                   5,160      5,039            5,141      5,024
         Add dilutive effect of assumed exercises of options            126         69              117         69
                                                                     ------    -------           ------    -------
         Weighted average common and dilutive potential
                  common shares outstanding                           5,286      5,108            5,258      5,093
                                                                      -----      -----            -----      -----
                  Diluted earnings per share                        $  0.52    $  0.47          $  1.03   $   0.79
                                                                     ======     ======           ======    =======

Stock options for 83,323 and 267,153 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods of 2002 and 2001 because they were antidilutive.

NOTE G - GOODWILL AMORTIZATION

Adoption of a new accounting standard on January 1, 2002, recognized $3,533,000 of unamortized goodwill that will cease to be amortized into expense. According to the related amortization schedules, this will result in an increase of $261,000 in 2002 income. The following table reconciles 2001 net income and earnings per share as reported to adjusted income and earnings per share for the same period as if the new standard had been adopted in 2001, and compares those adjusted results to actual 2002 results.

(Dollars in thousands except for per share data)             Three months                 Six months
                                                             ended June 30,              ended June 30,
                                                           2002          2001           2002        2001
                                                           ----          ----           ----        ----
Net Income as Reported                                   $2,757        $2,418         $5,424      $4,030
Add Discontinued Goodwill Expense, net of tax                              42                         84
                                                          -----         -----          -----       -----
Adjusted net income                                      $2,757        $2,460         $5,424      $4,114
                                                          =====         =====          =====       =====
         As Reported:
                  Basic earnings per share                $0.53         $0.48          $1.06       $0.80
                  Diluted earnings per share              $0.52         $0.47          $1.03       $0.79
         As Adjusted:
                  Basic earnings per share                $0.53         $0.49          $1.06       $0.82
                  Diluted earnings per share              $0.52         $0.48          $1.03       $0.81

Intangible assets subject to amortization are as follows:

                                                                             Gross          Accumulated
                                                                             Amount         Amortization
                                                                             ------         ------------
Goodwill premium resulting from branch acquisitions                            $2,410             $1,146
Core deposit premium resulting from branch acquisitions                         5,147              2,014
Goodwill premium from purchase of brokerage customer list                         393                141
                                                                               ------             ------
                                                                               $7,950             $3,301

Amortization expense for the first six months of 2002 was $260. Estimated amortization expense for each of the next five fiscal years is:

         2002            $521
         2003            $521
         2004            $521
         2005            $520
         2006            $506

Intangible assets not subject to amortization, because they have indefinite lives are as follows:

                                                                             Gross          Accumulated
                                                                             Amount         Amortization
                                                                             ------         ------------
1987 purchase of branch offices from Comerica Bank                             $  525             $  454
1997 purchase of Firstbank - Lakeview                                           3,617                843
2000 purchase of Gladwin Land, Inc.                                               342                 29
2001 purchase of 55% ownership in CA Hanes Real Estate                            404                 29
                                                                               ------             ------
                                                                               $4,888             $1,355

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

Financial Condition

Total assets decreased slightly during the first six months of 2002 declining $15.7 million, or 2.1%, when compared to December 31, 2001. Cash and cash equivalents decreased $8.9 million, or 19.6%. Federal Home Loan Bank Stock increased $113,000, or 2.4%, while securities available for sale and loans held for sale declined $338,000, or 0.5% and $3.8 million, or 66.3%, respectively.

Although total loans decreased $2.6 million, or 0.4%, during the first half of 2002, the commercial loan portfolio grew by $12.8 million, or 4.3%, and the consumer loan portfolio by $2.1 million, or 2.9%. Growth in both the commercial and consumer portfolios was offset by a decrease in mortgage loans of $17.5 million, or 7.7%. The decline in mortgage loans was largely attributable to re-finance activity, where re-financed portfolio loans were sold into the secondary market (with servicing retained by the Corporation).

Net charge-offs of loans increased to $354,000 for the first six months of 2002 compared to $124,000 for the same period in 2001. The ratio of net charge-offs of loans (annualized) to average loans increased to 0.12% in the first half of 2002 compared to 0.04% in the first half of 2001. The provision for loan losses in the first half of 2002, at $595,000, exceeded net charge-offs by $241,000, and resulted in an increase in the allowance for loan loss of $241,000, or 2.2% during the first six months of 2002. At June 30, 2002, the allowance as a percent of outstanding loans was 1.89% compared to 1.84% at year end 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further under “Results of Operations.”

Total deposits declined $7.7 million, or 1.4%, from December 31, 2001 to June 30, 2002. Increases of $12.2 million, or 7.6%, in interest bearing demand deposits and of $5.8 million, or 7.9%, in savings deposits were offset by decreases of $25.0 million, or 10.3%, in time deposits and of $703,000, or 0.8% in non-interest bearing account balances. For the six month period ended June 30, 2002, securities sold under agreements to repurchase and overnight borrowings decreased by $3.5 million, or 10.9%. Notes payable also decreased by $9.5 million, or 12.5%, from the end of December 2001, to the end of June 2002, as it was not necessary to renew all maturing notes. The reduced deposits and other funding sources were commensurate with the weak demand for funds from lending activities.

Total shareholders’ equity increased nearly $5 million, or 6.9%, during the first six months of 2002. Net income of $5,424,000, stock issuances of $1,253,000, and net unrealized appreciation on securities available for sale of $230,000 increased shareholders’ equity, while stock repurchases of $12,000 and cash dividends of $1,903,000 decreased shareholders’ equity. Book value was $14.94 per share at June 30, 2002, up from $14.15 at December 31, 2001. On July 23, 2002, the board of directors authorized the repurchase of up to $10 million of the company’s common stock. The shares will be repurchased from time to time in keeping with the company’s capital needs, including retention of adequate capital to support growth opportunities, and the Corporation’s desire to maintain a “well capitalized” regulatory capital rating.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

         Total
                                                                                 Tier 1     Risk-based
(Dollars in thousands)                                             Leverage      Capital      Capital
---------------------------                                        --------      -------      -------
Capital balances at June 30, 2002                                   $67,781      $67,781      $74,731
Required Regulatory Capital                                         $29,444      $22,688      $45,377
Capital in excess of regulatory minimums                            $38,337      $45,093      $29,354

Capital ratios at June 30, 2002                                      9.21%        11.95%       13.18%
Regulatory capital ratios -- "well capitalized"
         definition                                                  5.00%         6.00%       10.00%
Regulatory capital ratios -- minimum requirement                     4.00%         4.00%        8.00%

Results of Operations
For the second quarter of 2002, net income was $2,757,000, basic earnings per share were $0.53, and diluted earnings per share were $0.52 compared to $2,418,000, $0.48, and $0.47 for the second quarter of 2001. Net income for the first half of 2002 was $5,424,000 with basic earnings per share of $1.06 and diluted earnings per share of $1.03, compared to $4,030,000, $0.80, and $0.79 for the first six months of 2001. Net income for 2001 was reduced by a $446,000 one-time charge (net of tax of $230,000) taken in the first quarter of 2001 and discussed in previous disclosures. Basic earnings per share and diluted earnings per share were each reduced by $0.09 in the first half of 2001 due to the one-time charge.

Net income for 2002 was increased as the result of new accounting guidance issued in 2001 which changed the accounting for goodwill and other intangible assets with indefinite lives. Adoption of this standard as required on January 1, 2002, resulted in $3,533,000 of unamortized goodwill ceasing to be amortized into expense and resulted in a $84,000 reduction of expense, net of tax, for the first half of 2002. Applying the new standard to the first six months of 2001 would result in adjusted net income of $4,114,000 with basic earnings per share increased by $0.02 to $0.82 and diluted earnings per share also increased by $0.02 to $0.81.

Average earning assets increased $1.7 million, or 0.25%, from the first half of 2001 to the same period of 2002. The yield on earning assets decreased 122 basis points to 7.36% at June 30, 2002 compared to 8.58% at June 30, 2001. The cost of funding related liabilities decreased 157 basis points when comparing the six month periods ended June 30, from 4.02% of earning assets in 2001 to 2.45% in 2002.

Since the decrease in the cost of funds relative to earning assets was greater than the decrease in yield on earning assets, the net interest margin increased 35 basis point from 4.56% in 2001 to 4.91% in 2002. Net interest income increased $1.5 million, or 10.2%, in the first six months of 2002 compared to the same period in 2001.

The provision for loan losses increased $164,000 to $595,000 for the first half of 2002 compared to $431,000 in the first half of 2001. Net charge-offs of loans increased $230,000 as detailed above in the discussion under “Financial Condition.” Also, during 2001, management developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance more consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect our banks’ portfolios. The developments in the analysis process since the first quarter of 2001, the consideration of exposures to industries potentially most affected by current risks in the economic and political environment, and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Maintaining these appropriate levels while experiencing greater net charge-offs required increased provision expense for the first half of 2002 compared to the year earlier level. (See discussion under “Financial Condition” for additional comments on the level of allowance for loan losses.)

Total non-interest income increased $592,000, or 14.6%, during the six month period ended June 30, 2002 when compared to the same period in 2001. Strong mortgage refinance activity has continued into the first half of 2002 and resulted in an increase of $625,000, or 65.3%, in gain on sale of mortgage loans when the first half of 2002 is compared to the first half of 2001. Service fees on deposit accounts for the six month period ended June 30, 2002 posted an increase of $210,000, or 22.9%, over the June 30, 2001 figure. Improved management of fee waivers contributed to the increase. Certain other categories of non-interest income declined, most notably mortgage servicing income, which declined from a positive $2,000 in the first six months of 2001 to a negative $162,000 in the first six months of 2002. The decline was due to the impact of refinances and other pre-payments, which require mortgage servicing rights to be written down or written off against mortgage servicing income. The write-downs and write-offs of mortgage servicing rights in the first half of 2002 totaled $628,000 compared to $342,000 for the first half of 2001. Trust fees declined $66,000, or 38.4%, at June 30, 2002 compared to June 30,2001. As previously disclosed, one bank’s trust department has been assumed by another, unrelated, financial institution.

Total non-interest expense decreased $242,000, or 1.9%, when comparing the six month periods ended June 30, 2002 and 2001. Amortization of intangibles decreased $133,000, or 33.8%, $130,000 of which was related to the accounting change discussed above. Michigan Single Business tax declined by $195,000, or 76.1%, as the company continued to benefit from the reorganization of the mortgage business of each of the five banks into the more efficient and competitive structure of a mortgage company subsidiary. Miscellaneous non interest expense declined by $289,000, or 7.5%. Excluding the one-time charge posted in the first quarter of 2001, miscellaneous expense increased $398,000. Of this figure, $167,000 represents the write-off of contractually obligated processing fees for the trust department of one of the banks and $42,000 represents the cost of upgrading personal computer software to a standard format throughout the Corporation. Salaries and employee benefits increased by $251,000, or 3.8% over the June 30, 2001 figure. Yearly merit raises and evenly accrued year-end bonus payments account for an increase of approximately $420,000 over the June 30, 2001 figure. The increase in salary costs was off-set by a decrease in employee benefits of $168,000. During the second quarter of 2001, increased accruals for employee health coverage were established. Federal Income Tax expense increased by $812,000, or 43.9%, in response to the increased income posted and also as a result of adopting a 35% corporate tax rate. This rate was adopted at year-end 2001 for all of 2001 but was not in place at June 30, 2001.

Analysis of the second quarter of 2002 compared to the second quarter of 2001 provides similar observations as comparisons of the year to date periods.

Total non-interest income showed a small decrease of $112,000, or 5.1%, during the second quarter of 2002 when compared to the same period in 2001. Service charges on deposit accounts posted a $91,000, or 18.4%, increase over the 2001 figure due to improved management of fee collections and fee waivers. The second quarter of 2002 also showed a $16,000 gain from the sale of securities. Certain other categories of non-interest income declined when the second quarter of 2002 is compared to the second quarter of 2001. The largest decrease was seen in mortgage servicing income which decreased from a negative $39,000 in the second quarter of 2001 to a negative $102,000 in the second quarter of 2002 due to the active mortgage refinance market. Trust fees declined $48,000, or 57.8%, when compared to the second quarter of 2001, as the trust contracts of one bank were assumed by another, unrelated, financial institution during the second quarter of 2002. Gains on sale of mortgage loans also declined decreasing $42,000, or 6.8% when the three month period ended June 30, 2002 is compared to the same period in 2001. Other non-interest income declined $66,000, or 6.4% during the same period.

During the second quarter of 2002 non-interest expense decreased $103,000, or 1.7% compared to the second quarter of 2001. Salaries and employee benefit expense showed a decline of $41,000, or 1.2%, which was due to the additional employee health insurance expenses posted during the second quarter of 2001. Amortization expense for intangible assets declined $63,000, or 32.4%, as the result of new accounting guidelines discussed previously. Michigan Single Business tax decreased by $87,000, or 70.1%, as the result of reorganizing each of the five banks mortgage business into a mortgage company subsidiary. These decreases were off-set by increases in certain other categories of non-interest expense, the largest of which was seen in occupancy and equipment costs which rose $81,000, or 10.6% in the second quarter of 2002 compared to the same period in 2001. Most of the increase was the result of depreciation costs associated with facilities and equipment put in place during the last half of 2001. Other non-interest expense increased $9,000, or 0.5%.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on the preceding page of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

PART II - OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4.	Legal Proceedings. - None Changes in Securities and Use of Proceeds. - None Defaults Upon Senior Securities. - None Submission of Matters to a Vote of Securities Holders.
The annual meeting of shareholders of the Corporation was held on April 22, 2002. The shareholders of the Corporation voted on the following matters at the meeting:
Election of three directors with terms expiring in 2005.
Director Nominee: Edward B. Grant Philip G. Peasley Benson S. Munger	For 3,536,871 3,525,024 3,537,421	Withhold 36,369 48,216 35,819
Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
		99.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K - None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)
Date: August 12, 2002	\s\ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2002	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: August 12, 2002

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 99-2

I, Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: August 12, 2002

/s/ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer