Form 10-Q
period 2002-09-30
FIRSTBANK CORP
filed 2002-11-14
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

or

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

        Common stock . . . 5,122,468 shares outstanding as of October 31, 2002.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Item 2. Item 3. Item 4.	Financial Statements (UNAUDITED)

Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Quantitative and Qualitative Disclosures about Market Risk.

	Control and Procedures	page 3 page 11 page 17 page 18
(a) Evaluation of Disclosure Controls and Procedures. (b) Changes in Internal Controls.
PART II. OTHER INFORMATION
Item 5. Item 6.	Other Information Exhibits and Reports on Form 8-K	page 19 page 19
SIGNATURES CERTIFICATIONS EXHIBITS		Page 20 Page 21 Page 23

Item 1:   Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars in thousands)
UNAUDITED

                                                                                      Setpember 30,    December 31,
                                                                                          2002             2001
                                                                                          ----             ----
ASSETS
Cash and due from banks                                                                 $24,249          $27,187
Short term investments                                                                   23,268           18,627
                                                                                        -------          -------
                                        Total Cash and Cash Equivalents                  47,517           45,814

Securities available for sale                                                            73,199           67,345
Federal Home Loan Bank stock                                                              4,746            4,633
Loans
     Loans held for sale                                                                  7,787            5,722
     Portfolio loans
          Commercial                                                                    318,939          299,412
          Real estate mortgage                                                          210,564          228,349
          Consumer                                                                       76,031           72,593
                                                                                        -------          -------
                                        Total Loans                                     605,534          600,354

     Less allowance for loan losses                                                    (11,480)         (11,038)
                                                                                       --------         --------
                                        Net Loans                                       594,054          589,316

Premises and equipment, net                                                              17,445           17,624
Acquisition goodwill                                                                      4,993            5,161
Other intangibles                                                                         3,059            3,282
Accrued interest receivable and other assets                                             13,660           13,093
                                                                                        -------          -------
TOTAL ASSETS                                                                           $766,460         $751,990
                                                                                        =======          =======

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
     Deposits:
          Noninterest bearing accounts                                                  $91,569          $86,736
          Interest bearing accounts:
               Demand                                                                   181,276          159,572
               Savings                                                                   80,443           73,218
               Time                                                                     219,526          241,613
                                                                                        -------          -------
                                        Total Deposits                                  572,814          561,139

Securities sold under agreements to repurchase and overnight borrowings                  34,083           32,223
Notes payable                                                                            69,608           75,615
Accrued interest and other liabilities                                                   11,204           10,587
                                                                                        -------          -------
                                        Total liabilities                               687,709          679,564
SHAREHOLDER'S EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common stock; 10,000,000 shares authorized, 5,141,478 shares                             63,226           63,100
                               issued and outstanding (5,119,153 in December)
Retained earnings                                                                        13,880            8,260
Accumulated other comprehensive income                                                    1,645            1,066
                                                                                        -------          -------
                                        Total Shareholder's Equity                       78,751           72,426
                                                                                        -------          -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                             $766,460         $751,990
                                                                                        =======          =======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands except per share data)
UNAUDITED

                                                                                     Nine Months Ended September 30,
                                                                                          2002            2001
                                                                                          ----            ----
Interest Income:
     Interest and fees on loans                                                         $34,593          $39,215
     Securities
          Taxable                                                                         1,771            2,058
          Exempt from Federal Income Tax                                                    873              975
     Short term investments                                                                 298              271
                                                                                        -------          -------
                                        Total Interest Income                            37,535           42,519
Interest Expense:
     Deposits                                                                             9,242           14,997
     Notes payable and other                                                              3,192            4,550
                                                                                        -------          -------

                                        Total Interest Expense                           12,434           19,547
                                                                                        -------          -------

Net Interest Income                                                                      25,101           22,972
     Provision for loan losses                                                            (817)            (801)
                                                                                        -------          -------
     Net Interest Income after Provision for Loan Losses                                 24,284           22,171
Noninterest Income:
     Gain on sale of mortgage loans                                                       2,818            1,484
     Service charges on deposit accounts                                                  1,781            1,433
     Trust fees                                                                             108              251
     Gain on sale of securities                                                               9               25
     Mortgage servicing, net of amortization                                              (386)               18
     Other                                                                                3,253            3,167
                                                                                        -------          -------
                                        Total Noninterest Income                          7,583            6,378
Noninterest Expense:
     Salaries and employee benefits                                                      10,465            9,834
     Occupancy and equipment                                                              2,687            2,611
     Amortization of intangibles                                                            391              590
     FDIC insurance premium                                                                  72               77
     Michigan single business tax                                                           106              291
     Other                                                                                5,439            5,572
                                                                                        -------          -------
                                        Total Noninterest Expense                        19,160           18,975

Income before federal income taxes                                                       12,707            9,574
Federal income taxes                                                                    (4,203)          (3,041)
                                                                                        -------          -------

NET INCOME                                                                              $ 8,504          $ 6,533
                                                                                         ======           ======

     Comprehensive Income                                                               $ 9,083          $ 7,669
                                                                                         ======           ======

     Basic Earnings Per Share                                                             $1.65            $1.30
                                                                                           ====             ====

     Diluted Earnings Per Share                                                           $1.61            $1.28
                                                                                           ====             ====

     Dividends Per Share                                                                  $0.56            $0.50
                                                                                           ====             ====

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands except per share data)
UNAUDITED

                                                                                     Three Months Ended September 30,
                                                                                          2002            2001
                                                                                          ----            ----
Interest Income:
     Interest and fees on loans                                                        $11,589           $12,762
     Securities:
          Taxable                                                                          578               671
          Exempt from federal income tax                                                   282               315
     Short term investments                                                                 89               128
                                                                                         -----             -----
                                        Total Interest Income                           12,538            13,876

Interest Expense:
     Deposits                                                                            2,950             4,608
     Notes payable and other                                                             1,060             1,333
                                                                                         -----             -----
                                        Total Interest Expense                           4,010             5,941

Net Interest Income                                                                      8,528             7,935
     Provision for loan losses                                                           (222)             (370)
                                                                                         -----             -----
                                        Net Interest Income after Provision for          8,306             7,565
                                                                   Loan Losses
Noninterest Income:
     Gain on sale of mortgage loans                                                      1,236               527
     Service charges on deposit accounts                                                   653               515
     Trust fees                                                                              2                79
     Gain on sale of securities                                                              0                 0
     Mortgage servicing, net of amortization                                             (224)                16
     Other                                                                               1,266             1,183
                                                                                         -----             -----
                                        Total Noninterest Income                         2,933             2,320
Noninterest expense:
     Salaries and employee benefits                                                      3,640             3,260
     Occupancy and equipment                                                               903               954
     Amortization of intangibles                                                           130               207
     FDIC insurance premium                                                                 23                25
     Michigan single business tax                                                           45                35
     Other                                                                               1,878             1,711
                                                                                         -----             -----
                                        Total Noninterest Expense                        6,619             6,192
Income before federal taxes                                                              4,620             3,693
Federal income taxes                                                                   (1,540)           (1,190)
                                                                                       -------           -------
NET INCOME                                                                              $3,080            $2,503
                                                                                         =====             =====

     Comprehensive Income                                                               $3,429            $3,172
                                                                                         =====             =====

     Basic Earnings Per Share                                                            $0.60             $0.49
                                                                                          ====              ====

     Diluted Earnings Per Share                                                          $0.58             $0.48
                                                                                          ====              ====

     Dividends Per Share                                                                 $0.19             $0.17
                                                                                          ====              ====

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
UNAUDITED

                                                                                        Nine Months Ended September 30,
                                                                                            2002              2001
                                                                                            ----              ----
 OPERATING ACTIVITIES
     Net income                                                                             $8,504            $6,533
     Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                              817               801
        Depreciation of premises and equipment                                               1,193             1,057
        Net amortization of security premiums/discounts                                        291               150
        Gain on sale of securities                                                             (9)              (25)
        Amortization of goodwill and other intangibles                                         391               590
        Gain on sale of mortgage loans                                                     (2,818)           (1,484)
        Proceeds from sales of mortgage loans                                              156,064           102,353
        Loans originated for sale                                                        (155,311)         (101,020)
        Increase in accrued interest receivable and other assets                             (876)           (1,149)
        Increase in accrued interest payable and other liabilities                             617             1,526
                                                                                            ------            ------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                      8,863             9,332

 INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                                     1,009             2,163
     Proceeds from maturities of securities available for sale                              34,749            47,315
     Purchases of securities available for sale                                           (41,006)          (48,363)
     Purchases of Federal Loan Bank stock                                                    (113)             (300)
     Net increase in portfolio loans                                                       (5,555)             (559)
     Net purchases of premises and equipment                                               (1,014)           (2,328)
                                                                                           -------           -------
              NET CASH USED IN INVESTING ACTIVITIES                                       (11,930)           (2,072)

 FINANCING ACTIVITIES
    Net increase in deposits                                                                11,675            18,560
    Increase (decrease) in securities sold under agreements to                               1,860           (6,974)
                                     repurchase and other short term borrowings
    Decrease of note payable                                                               (6,007)           (8,109)
    Cash proceeds from issuance of common stock                                              1,858             1,457
    Purchase of common stock                                                               (1,732)              (50)
    Cash dividends                                                                         (2,884)           (2,545)
                                                                                           -------           -------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            4,770             2,339

DECREASE  IN CASH AND CASH EQUIVALENTS                                                       1,703             9,599
    Cash and cash equivalents at beginning of period                                        45,814            28,096
                                                                                            ------            ------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $47,517           $37,695
                                                                                            ======            ======

 Supplemental Disclosure
     Interest Paid                                                                         $11,733           $19,183
     Income Taxes Paid                                                                      $4,683            $2,640
     Non-cash transaction: purchased goodwill                                                   $0              $254

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
UNAUDITED

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank - Lakeview, Firstbank - St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE C - LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. The commitments have credit risk essentially the same as that involved in extending loans to customers, and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $134,839,000 and $108,696,000 at September 30, 2002, and December 31, 2001, respectively.

NOTE D - NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)                                                                 Setpember 30,         December 31,
                                                                                           2002                  2001
                                                                                           ----                  ----
Nonperforming loans:
     Nonaccrual loans                                                                     $844                  $501
     Loans 90 days or more past due                                                      2,877                 2,089
     Renegotiated loans                                                                     53                    53
                                                                                         -----                 -----
          Total nonperforming loans                                                     $3,744                $2,643

Property from defaulted loans                                                             $624                  $516

Nonperforming loans as a percent of total loans*                                         0.62%                 0.44%
Nonperforming loans + ORE as a percent of total loans* + ORE                             0.73%                 0.53%
Nonperforming assets as a percent of total assets                                        0.57%                 0.42%

Analysis of the Allowance for Loan Losses
-----------------------------------------                             Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
(Dollars in thousands)                                                 2002         2001          2002         2001
                                                                       ----         ----          ----         ----

Balance at beginning of period                                       $11,279       $10,164      $11,038      $ 9,857
Charge-offs                                                            (158)         (189)        (656)        (469)
Recoveries                                                               137           136          281          292
                                                                      ------        ------       ------       ------
     Net (charge-offs) recoveries                                       (21)          (53)        (375)        (177)
     Additions from the provision for loan losses                        222           370          817          801
                                                                      ------        ------       ------       ------
     Balance at end of period                                        $11,480       $10,481      $11,480      $10,481
                                                                      ======        ======       ======       ======

NOTE E - RECLASSIFICATION

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE F - BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)                           Three Months Ended       Nine Months Ended
                                                                             September 30,            September 30,
                                                                            2002       2001          2002       2001
                                                                            ----       ----          ----       ----
Earnings per share
    Net income                                                             $3,080     $2,503       $8,504     $6,533
    Weighted average common shares outstanding                              5,168      5,073        5,150      5,041

    Basic earnings per share                                               $ 0.60     $ 0.49       $ 1.65     $ 1.30
                                                                             ====       ====         ====       ====

Earnings per share assuming dilution
    Net income                                                              3,080      2,503        8,504      6,533

    Weighted average common shares outstanding                              5,168      5,073        5,150      5,041
    Add dilutive effect of assumed exercises of options                       129        100          117         76
                                                                            -----      -----        -----      -----
    Weighted average common and dilutive potential                          5,297      5,173        5,267      5,117
                                     common shares outstanding

    Diluted earnings per share                                              $0.58      $0.48        $1.61      $1.28
                                                                             ====       ====         ====       ====

Stock options for 81,804 and 259,846 shares of common stock were not considered in computing diluted earnings per share for the nine month periods of 2002 and 2001 because they were antidilutive. 81,804 shares in 2002 and 87,455 shares in 2001 were antidilutive for the three month period.

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

(Dollars in thousands except for per share data)                           Three months ended      Nine months ended
                                                                              September 30,          September 30,
                                                                            2002        2001        2002        2001
                                                                            ----        ----        ----        ----
Net income as reported                                                    $3,080      $2,503      $8,504      $6,533
Add discontinued goodwill expense, net of tax                                             43                     127
                                                                                       -----                   -----
Adjusted net income                                                       $3,080      $2,546      $8,504      $6,660
                                                                           =====       =====       =====       =====

                  Basic earnings per share as reported                     $0.60       $0.49       $1.65       $1.30

                  Diluted earnings per share as reported                   $0.58       $0.48       $1.61       $1.28

                  Adjusted basic earnings per share                        $0.60       $0.50       $1.65       $1.32

                  Adjusted diluted earnings per share                      $0.58       $0.49       $1.61       $1.30

Intangible assets subject to amortization are as follows:

                                                                                        Gross             Accumulated
                                                                                        Amount            Amortization
                                                                                        ------            ------------
Goodwill premium resulting from branch acquisitions                                     $2,410              $1,187
Core deposit premium resulting from branch acquisition                                   5,147               2,088
Goodwill premium from purchase of brokerage customer list                                  393                 156
                                                                                         ------              -----
                                                                                        $7,950              $3,431

Amortization expense for the first nine months of 2002 was $391. Estimated amortization expense for the next five years is:

                  2002             $521
                  2003             $521
                  2004             $521
                  2005             $520
                  2006             $506

Intangible assets not subject to amortization, because they have indefinite lives are as follows:

                                                                                           Gross             Accumulated
                                                                                           Amount            Amortization
                                                                                           ------            ------------

1987 Purchase from Comerica Bank                                                           $ 525               $ 454
1997 Purchase of Firstbank - Lakeview                                                      3,617                 843
2000 Purchase of Gladwin Land, Inc.                                                          342                  29
2001 Purchase of 55% Ownership in CA Hanes Real Estate                                       404                  29
                                                                                           -----               -----
                                                                                          $4,888              $1,355

Impairment testing revealed that no impairment provision was required at September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation ("Corporation") and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc. and its majority holding in C.A. Hanes Realty, Inc.), Firstbank - Lakeview, Firstbank - St. Johns (collectively the "Banks") and Gladwin Land Company, Inc.

Financial Condition

Total assets increased by nearly $14.5 million during the first nine months of 2002. Cash and cash equivalents increased $1.7 million, or 3.7%. Investment in Federal Home Loan Bank stock increased $113,000, or 2.4%. Securities available for sale and loans held for sale increased $5.9 million, or 8.7% and $2.1 million, or 36.1%, respectively. As the prior report, dated June 30, 2002, showed a decrease in total assets of $15.7 million from December 31, 2001, total growth during the third quarter of 2002 amounted to nearly $30.2 million.

Although loan growth totaled, $5.1 million, or just under 1%, during the first nine months of 2002, the commercial loan portfolio grew by $19.5 million, or 6.5%, and the consumer loan portfolio by $3.4 million, or 4.7%. Growth in both the commercial and consumer portfolios was offset by a decrease in mortgage loans of $17.8 million, or 7.8%. The decline in mortgage loans was largely attributable to re-finance activity, where portfolio loans were re-financed and then sold into the secondary market with servicing retained by the Corporation.

Net charge-offs of loans increased to $375,000 for the first nine months of 2002 compared to $177,000 for the same period in 2001. Most of the net charge-offs were recognized in the first half of the year, with net charge-offs totaling only $21,000 in the third quarter. The ratio of net charge-offs of loans (annualized) to average loans increased to 0.08% in the first nine months of 2002 compared to 0.04% during the same period of 2001. The provision for loan losses for the first nine months of 2002, at $817,000, exceeded net charge-offs by $442,000, and resulted in an increase in the allowance for loan loss of $442,000, or 4% during the first nine months of 2002. At September 30, 2002, the allowance as a percent of outstanding loans was 1.90% compared to 1.84% at year end 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further under “Results of Operations.”

Total deposits increased $11.7 million, or 2.1%, from December 31, 2001 to September 30, 2002. Increases of $4.8 million, or 5.6%, in demand deposits, of $21.7 million, or 13.6%, in interest bearing demand deposits, and of $7.2 million, or 9.8% in savings deposits were offset by a decrease in time deposits which amounted to $22.1 million, or 9.1%. For the nine month period ended September 30, 2002, securities sold under agreements to repurchase and overnight borrowings increased by $1.9 million, or 5.8%. Notes payable decreased by $6.0 million, or 7.9%, as it was not necessary to renew all maturing notes. The increased deposits helped fund the increased demand for lending activities.

Total shareholders’ equity increased $6.3 million, or 8.7% during the first nine months of 2002. Net income of $8,504,000, stock issuances of $1,858,000, and net unrealized appreciation on securities available for sale of $579,000 increased shareholders’ equity, while stock repurchases of $1,732,000 and cash dividends of $2,884,000 decreased shareholders’ equity. Share issuance was related primarily to dividend reinvestment and stock option exercises. The per share book value of the Corporation’s common stock was $15.32 at September 30, 2002, up from $14.15 at December 31, 2001. As previously reported, on July 23, 2002 the board of directors authorized the repurchase of up to $10 million of the Corporation’s common stock. The shares are being purchased in keeping with the Corporation’s capital needs, including retention of adequate capital to support growth opportunities, and the Corporation’s desire to maintain a “well capitalized” regulatory capital rating. As of September 30, 2002, 71,710 shares had been repurchased under the program.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in thousands)                                                                        Tier 1       Total Risk-
                                                                              Leverage        Capital     Base Capital
                                                                              --------        -------     ------------
Capital Balances at September 30, 2002                                        $69,155         $69,155        $76,194
Required Regulatory Capital                                                   $30,643         $22,962        $45,924
Capital in Excess of Regulatory Minimums                                      $38,512         $46,193        $30,270

Capital Ratios at September 30, 2002                                            9.03%          12.05%         13.27%
Regulatory Capital Ratios - "Well Capitalized" Definition                       5.00%           6.00%         10.00%
Regulatory Capital Ratios - Minimum Requirement                                 4.00%           4.00%          8.00%

Results of Operations

Net income for the first nine months of 2002 was $8,504,000 with basic earnings per share of $1.65, and diluted earnings per share of $1.61, compared to $6,533,000, $1.30, and $1.28 for the same period in 2001. Net income for 2001 was reduced by a $446,000 one-time charge (net of tax of $230,000) taken in the first quarter of 2001 and discussed in previous disclosures. Basic earnings per share and diluted earnings per share were each reduced by $0.07 in the first nine months of 2001 due to the one-time charge.

Net income for 2002 was increased as the result of new accounting guidance issued in 2001 which changed the accounting for goodwill and other intangible assets with indefinite lives. Adoption of this standard as required on January 1, 2002, resulted in $3,533,000 of unamortized goodwill ceasing to be amortized into expense and resulted in a $127,000 reduction of expense, net of tax of $69,000, for the nine month period. Applying the new standard to the first nine months of 2001 would result in adjusted net income of $6,660,000 with basic earnings per share increased by $0.02 to $1.32 and diluted earnings per share also increased by $0.02 to $1.30. Adjusted net income for the three month period ended September 30, 2001 would be $2,546,000 with basic earnings per share and diluted earnings per share each increased by $0.01.

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” This Statement provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. SFAS No. 147 is effective October 1, 2002, and supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Corporation’s consolidated financial position or results of operations.

Average earning assets increased $7.3 million, or 1.1%, in the twelve month period from September 30, 2001 to September 30, 2002. The yield on earning assets decreased 110 basis points to 7.31% at September 30, 2002 compared to 8.41% at September 30, 2001. The cost of funding related liabilities decreased 143 basis points when comparing the nine month periods ended September 30, from 3.82% in 2001 to 2.39% in 2002.

Since the decrease in the cost of funds relative to earning assets was greater than the decrease in yield on earning assets, the net interest margin increased 32 basis points during the first nine months from 4.60% in 2001 to 4.92% in 2002. Net interest income increased $2.1 million, or 9.3%, in the first nine months of 2002 compared to the same period in 2001.

During 2001, management developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses more consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect our banks portfolios. The developments in the analysis process since the first quarter of 2001, the consideration of exposures to industries potentially most affected by current risks in the economic and political environment, and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. For the first nine months of 2002 the provision for loan losses increased by $16,000 to $817,000 compared to $801,000 for the same period in 2001. Net charge offs have increased by $198,000 when compared to the low level which occurred in the same period of 2001, and management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income for the nine month period ended September 30, 2002 increased $1.2 million, or 18.9%, compared to September 30, 2001 figures. Strong mortgage refinance activity has continued throughout 2002 and has resulted in an increase of $1.3 million, or nearly 90%, in gain on the sale of mortgage loans when the first nine months of 2002 are compared to the same period in 2001. The very large gains seen in 2002 are the result of customer reaction to the current favorable rate environment and management does not expect these gains to be repeated in a rising rate environment. Service fees on deposit accounts for the nine month period ended September 30, 2002 posted an increase of $348,000, or 24.3%, over the 2001 figure for the comparable period. Improved management of fee waivers and growth in deposit accounts contributed to the increase. Miscellaneous other income also increased by $86,000, or 2.7%.

This increase was primarily the result of increases in income among the non-bank subsidiaries (primarily at Gladwin Land Company, Inc., 1st Title, Inc. and CA Hanes Realty, Inc.) that provide support services for mortgage loan processing. Certain other categories of non-interest income declined, most notably mortgage servicing income, which declined from a positive $18,000 in the first nine months of 2001 to a negative $386,000 in the first nine months of 2002. The decline was due to the impact of refinances and other pre-payments, which require mortgage servicing rights to be written down or written off against mortgage servicing income. As previously disclosed, one bank’s trust department has been assumed by another, unrelated, financial institution resulting in a $143,000, or 57.0% reduction in trust fees. While the terms of this transaction provide that Firstbank will receive a portion of trust fees in future years, the amounts are not specifically determinable and will not be recorded as income until the amounts become known. The amounts are expected to be significantly less than the trust income recorded in 2001, the last full year of operation of the trust department by Firstbank.

Total non-interest expense increased $185,000, or less than 1%, when comparing the nine month periods ended September 30, 2002 and 2001. Amortization of intangibles decreased $199,000, or 33.7%, $196,000 of which was related to the accounting change discussed above. Michigan Single Business tax declined by $185,000, or 63.5%, as the Corporation continued to benefit from the reorganization of the mortgage business of each of the five banks into the more efficient and competitive structure of a mortgage company subsidiary. Miscellaneous non-interest expense declined by $133,000, or 2.4%. Excluding the one-time charge posted in the first quarter of 2001, miscellaneous expense increased $554,000 when the nine-month results of 2002 are compared to the same period in 2001. Of this figure, $167,000 represents the write-off of contractually obligated processing fees for the trust department of one of the banks and $42,000 represents the cost of upgrading personal computer software to a standard format throughout the Corporation. Additional expense of $134,000 in commissions and sub-contract fees at Gladwin Land Company, Inc. and C.A. Hanes, Realty, Inc. resulted from increased mortgage loan activity.

Salary and benefit expense increased $631,000, or 6.4%, in the first nine months of 2002 compared to the first nine months of 2001. Yearly merit raises and the adoption of an adjusted method of accruing year-end bonuses to provide a more even level of expense throughout the year account for an increase of approximately $901,000 over the September 30, 2001 figure. The increase in salary costs was off-set by a decrease in employee benefits of $270,000. During the second quarter of 2001, increased accruals for employee health coverage were established and made retroactive for all of 2001. Federal Income Tax expense increased by $1.2 million, or 38.2%, as a result of increased income and also of adopting a 35% corporate tax rate.

Analysis of the third quarter of 2002 compared to the third quarter of 2001 provides observations which are similar to the comparisons of the year to date periods. Net income for the three month period was $3,080,000, basic earnings per share were $0.60, and diluted earnings per share were $0.58 compared to $2,503,000, $0.49, and $0.48 for the third quarter of 2001. The three month yield on earning assets declined 89 basis points from 8.09% in 2001 to 7.20% in 2002. For the same periods, the cost of funding related liabilities decreased 116 basis points from 3.43% in 2001 to 2.26% in 2002. As a result, net interest margin for the three month period increased from 4.67% in 2001 to 4.94% in 2002. The provision for loan losses decreased $148,000, or 40% when the third quarter of 2002 is compared to the same period of 2001 as a result of new loan loss analysis procedures adopted in late 2001 and discussed previously.

Total non-interest income for the third quarter of 2002 showed an increase of $613,000, or 26.4%, over the third quarter of 2001. By far the largest increase was in the gain realized on the sale of mortgage loans which was $709,000, or 134.5% greater than the gain in the third quarter of 2001. Service charges on deposit accounts posted a $138,000, or 26.8%, increase over the 2001 figure due to improved management of fee collections and fee waivers. Other miscellaneous non-interest income showed an $83,000, or 7.0% gain over the 2001 figure due for the most part to increased activity at 1st Title, Inc., Gladwin Land Company, Inc. and C.A. Hanes Realty, Inc. Certain other categories of non-interest income declined when the third quarter of 2002 is compared to the third quarter of 2001. Most notable of the decreases was seen in mortgage loan servicing which decreased from a positive $16,000 in the third quarter of 2001 to a negative $224,000 due to the active mortgage refinance market and the accounting methods for mortgage servicing rights discussed above. Trust fees declined $77,000, or 97.5%, when compared to the third quarter of 2001, for the reasons explained above.

During the third quarter of 2002 total non-interest expense increased $427,000, or 6.9%, compared to the third quarter of 2001. Salaries and employee benefits increased $380,000, or 11.7%. Of this figure normal yearly salary increments and changes to the year-end bonus accrual timing, discussed previously, amount to $247,000. Salary expense was also increased by the additional over-time hours required by mortgage processing demands. Michigan single business tax increased $10,000, or 28.6%, in response to the increased income figures and the change in tax rate. Other miscellaneous expense increased by $167,000, or 9.8% in the third quarter of 2002 compared to the third quarter of 2001. Much of the increase is the result of the accelerated mortgage re-financing seen in the third quarter of 2002 which resulted in additional payments to contracted services during the period. These increases were off-set by decreases in certain other categories of non-interest expense. Amortization expense for intangible assets declined $77,000, or 37.2%, as the result of new accounting guidelines discussed previously. Expenses of occupancy and equipment decreased by $51,000, or 5.3%, when the third quarter of 2002 is compared to the same period of 2001. Although depreciation costs have increased in 2002 due to additional facilities and equipment, the third quarter of 2001 saw an adjustment to accruals for property tax and the purchase of new personal computers and communication network upgrades required by new operating technologies. For the third quarter of 2002, Federal Income Tax increased by $350,000 over the 2001 figure both as a result of increased income and the change in tax rate previously discussed.

During the third quarter, the Corporation’s initiative to establish a presence in Cadillac, Michigan, continued with the application for a branch office. Expenses related to this initiative have not had a material impact on reported expenses or earnings.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 16 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 11, 2002, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of November 11, 2002 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.

b)	Changes in Internal Controls

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 5.   Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report, except for certain miscellaneous services that meet the de minimus exception under current regulations.

Item 6. (a)	Exhibits and Reports on Form 8-K Exhibits:
Exhibit	Description
99.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K dated July 23, 2002 reporting a cash dividend declaration and the registrant's stock repurchase program.

Report on Form 8-K dated July 18, 2002, announcing the registrant's second quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)
Date: November 13, 2002	/s/ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer Principal Executive Officer)
Date: November 13, 2002	/s/ Samuel G. Stone Thomas R. Sullivan Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, of Firstbank Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

I, Samuel G. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, of Firstbank Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Samuel G. Stone Samuel G. Stone Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for thequarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: November 13, 2002

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 99-2

I, Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: November 13, 2002

/s/ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer