Form 10-K
period 2002-12-31
FIRSTBANK CORP
filed 2003-03-28
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from_______________ to ______________

Commission File Number: 0-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification No.) 48801 (Zip Code)

Registrant's telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).     Yes X      No

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of June 30, 2002: $120,908,572.

Indicate the number of shares outstanding in each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 1, 2003: 5,377,346 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2002 are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 28, 2003 are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

        This annual report on Form 10-K including, without limitation, management’s discussion and analysis of financial condition and results of operations and other sections of the Corporation’s Annual Report to Shareholders, which are incorporated by reference in this report, contains forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate”, “believe”, “determine”, “estimate”, “expect”, “forecast”, “intend”, “is likely”, “plan”, “project”, “opinion”, variations of such terms, and similar expressions are intended to identify such forward looking statements. The presentations and discussions of the provision and allowance for loan losses and determinations as to the need for other allowances presented or incorporated by reference in this report are inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition of traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure; errors or miscalculations; changes in accounting principles, policies and guidelines; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events, or otherwise.

Copies of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Corporation’s website (www.firstbank-corp.com) as soon as reasonably practicable after the Corporation electronically files the material with, or furnishes it to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

PART 1

ITEM 1.      Business.

        Firstbank Corporation (the “Corporation”) is a bank holding company. The Corporation owns all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns, and Gladwin Land Company, Inc. (a real estate appraisal company).

        The Corporation’s business is concentrated in a single industry segment – commercial banking. Each subsidiary bank of the Corporation is a full-service, community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits, and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Trust services are offered to customers through CB Wealth Management in the Firstbank – Alma main office.

        The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 74% of total revenue in 2002, 78% in 2001, and 82% in 2000. Non-interest revenue accounted for approximately 20% of total revenue in 2002, 15% in 2001, and 9% in 2000. Interest on securities accounted for approximately 5% of total revenue in 2002, 6% in 2001, and 8% in 2000. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent. Beginning in 2001, each of the subsidiary banks established mortgage company subsidiaries. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

        Firstbank – Alma is a Michigan state chartered bank. It and its predecessors have operated continuously in Alma, Michigan since 1880. Its main office and one branch are located in Alma. Firstbank – Alma also has one full service branch located in each of the following communities near Alma: Ashley, Auburn, Ithaca, Merrill, Pine River Township, St. Charles, St. Louis, and Vestaburg. Firstbank – Alma Mortgage Company, a subsidiary of the bank, was established in 2001.

        Firstbank (Mount Pleasant) is a Michigan state chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank (Mount Pleasant) also has two full service branches in Union Township and one full service branch located in each of the following communities near Mount Pleasant: Clare, Shepherd, Cadillac and Winn. Firstbank (Mount Pleasant) Mortgage Company, a subsidiary of the bank, was established in 2001.

        Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township. Firstbank – West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Title, Incorporated (a title insurance company), Firstbank — West Branch Mortgage Company (a subsidiary of the bank, established in 2001), and a 55% interest in C.A. Hanes Realty, Incorporated.

        Firstbank – Lakeview is a Michigan state chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, Michigan. Firstbank – Lakeview also has full service branches located in each of the following communities; Howard City, Morley, Remus, and Canadian Lakes (Morton Township). Firstbank – Lakeview Mortgage Company, a subsidiary of the bank, was established in 2001.

        Firstbank – St. Johns is a Michigan state chartered bank which was established in 2000. Its main office and one branch are located in St. Johns, Michigan. Firstbank – St. Johns Mortgage Company, a subsidiary of the bank, was established in 2001.

        The following table shows comparative information concerning the Corporation’s subsidiary banks at December 31, 2002:

                      Firstbank -        Firstbank       Firstbank -       Firstbank -      Firstbank -
                         Alma          (Mt Pleasant)     West Branch        Lakeview         St. Johns
                         ----          -------------     -----------        --------         ---------
                                                  (In Thousands of Dollars)

Assets                 $260,365           $162,075         $189,633         $123,354          $42,242
Deposits                175,461            127,575          153,129           88,062           36,739
Loans                   175,553            131,574          165,394          103,457           33,790

        As of December 31, 2002 the Corporation and its subsidiaries employed 356 persons on a full-time equivalent basis.

        Banking in the Corporation’s market areas and in the State of Michigan is highly competitive. In addition to competition from other commercial banks, banks face significant competition from non-bank financial institutions. Savings and loan associations are able to compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are also significant factors in the consumer loan market. Insurance companies, investment firms, and retailers are significant competitors for investment products. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations, and debt securities of the federal government, state governments, and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans, and fees charged for services) and service (the convenience and quality of services rendered to customers).

        The Corporation’s subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in four geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella and Clare counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; and Firstbank – St. Johns primarily in Clinton County.

        Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – Lakeview, and Firstbank – St. Johns are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

        Laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for the Corporation to acquire control of any additional banks or branches. The business activities of the Corporation and its subsidiaries are limited to banking and to other activities which are determined, by the Federal Reserve Board, to be closely related to banking. Transactions among the Corporation and its subsidiary banks are significantly restricted. In addition, bank regulations govern the ability of the subsidiary banks to pay dividends or make other distributions to the Corporation.

        In addition to laws that affect businesses in general, banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to the Expedited Funds Availability Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Community Development and Regulatory Improvement Act, the Financial Institutions Reform, the Recovery and Enforcement Act, the FDIC Improvement Act of 1991 (the “FDIC Improvement Act”), the U.S.A. Patriot Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws.

        The Corporation’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore, subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

        The enactment of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930‘s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provided a new regulatory framework for regulation through the “financial holding company”, which will have, as its umbrella regulator, the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company a bank holding company must file an election to become a financial holding company and each of its banks must be “well capitalized” and “well managed”. In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance, for insured depository institutions and their financial holding companies, necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Corporation and its subsidiary banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

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

        Under applicable laws, regulations, and policies, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Any insured depository institution owned by the Corporation may be assessed for losses incurred by the Federal Deposit Insurance Corporation (the “FDIC”) in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation.

        The FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish periodic assessment rates on Bank Insurance Fund (“BIF”) member banks so as to maintain the BIF at the designated reserve ration defined in the FDIC Improvement Act. Firstbank – Alma and Firstbank (Mount Pleasant) also hold deposits that are insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. Deposit insurance premiums on those deposits are paid to the SAIF at rates applicable to that fund. The FDIC has implemented a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution will be based on the perceived probability that the insurance funds will incur a loss in respect of that institution.

        Federal law allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law and to establish interstate branch networks through acquisitions of other banks. Michigan and federal law permits both U.S. and non U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriated circumstances and with the approval of the Commissioner: (i) acquisition of Michigan banks by FDIC insured banks, savings banks, or savings and loan associations located in other states’ (ii) sale by a Michigan bank of branches to an FDIC insured bank, savings bank, or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity; (iii) consolidation of Michigan banks and FDIC insured banks, savings banks, or savings and loan associations located in other states having laws permitting such consolidation; (iv) establishment of branches in Michigan by FDIC insured banks located in other states, the District of Columbia, or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction; and (v) establishment by foreign banks of branches located in Michigan.

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

        Failure to meet minimum capital ratio standards could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including restrictions on certain kinds of activities, restrictions on asset growth, limitations on the ability to pay dividends, the issuance of a directive to increase capital, and the termination of deposit insurance premiums at the lowest available rate.

        Each of the Corporation’s subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements.

        The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2002:

                                                                Tier 1         Tier 1          Total
                                                               Leverage        Capital       Risk-Based
                                                                Ratio           Ratio         Capital
                                                                -----           -----         -------

Minimum regulatory requirement                                    4%             4%              8%
Well capitalized regulatory level                                 5%             6%             10%

Firstbank Corporation - Consolidated                            8.80%          11.91%          13.16%
Firstbank - Alma                                                7.40%          11.11%          12.37%
Firstbank  (Mount Pleasant)                                     8.49%          11.04%          12.30%
Firstbank - West Branch                                         8.46%          11.12%          12.38%
Firstbank - Lakeview                                            8.30%          10.30%          11.56%
Firstbank - St. Johns                                           9.44%          12.22%          13.48%

        The following table shows the amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                    Total
                                                                    Tier 1           Tier 1       Risk-Based
                                                                   Leverage         Capital        Capital
                                                                   --------         -------        -------

     Capital Balances at December 31, 2002                           $68,904       $68,904           $76,113
     Required Regulatory Capital                                      31,331        23,139            46,279
                                                                      ------        ------            ------
     Capital in Excess of Regulatory Minimums                        $37,573       $45,765           $29,834
                                                                      ======        ======            ======

        The nature of the business of the Corporation’s subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in, or in lieu of, foreclosures to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of remediation of contamination on or originating from such properties, even though they are wholly innocent of the actions which caused the contamination. Such liabilities can be material and can exceed the value of the contaminated property.

Volume/Rate Analysis(1)

The table below provides an analysis of the changes in interest income and interest expense due to volume and rate:

                                                        2001/2002                             2000/2001

                                                Change in Interest Due to:            Change in Interest Due to:
                                                --------------------------            --------------------------

                                             Average      Average       Net        Average      Average       Net
                                             Volume        Rate        Change      Volume        Rate        Change
                                             ------        ----        ------      ------        ----        ------
                                                                     (Dollars in Thousands)

Interest Income:
----------------
Securities
Taxable Securities(2)                       $   194       $ (592)      $ (398)     $ (510)      $ (146)      $ (656)
Tax-exempt Securities                          (243)          23         (220)        (53)        (243)        (296)
                                              -----        -----        -----       -----        -----        -----
Total Securities                                (49)        (569)        (618)       (563)        (389)        (952)

Loans(2)                                       (155)      (5,672)      (5,827)      4,471       (2,339)       2,132
Federal Funds Sold                              246         (230)          16         300         (155)         145
Interest Bearing Deposits                        38          (11)          27           2          (12)         (10)
                                              -----        -----        -----       -----        -----        -----

Total Interest Income on Earning Assets          80       (6,482)      (6,402)      4,210       (2,895)       1,315

Interest Expense:
-----------------
Deposits
Interest Paying Demand                          648       (1,922)      (1,274)        416         (704)        (288)
Savings                                         121         (386)        (265)          1         (505)        (504)
Time                                         (1,375)      (3,888)      (5,263)      1,176         (699)         477
                                              -----        -----        -----       -----        -----        -----
Total Deposits                                 (606)      (6,196)      (6,802)      1,593       (1,908)        (315)

Federal Funds Purchased and Securities
Sold under Agreements to Repurchase             (13)        (716)        (729)       (487)        (650)      (1,137)
Notes Payable                                  (615)        (186)        (801)        986         (468)         518
                                              -----        -----        -----       -----        -----        -----

Total Interest Expense on Liabilities        (1,234)      (7,098)      (8,332)      2,092       (3,026)        (934)
                                              -----        -----        -----       -----        -----        -----

Net Interest Income                          $1,314       $  616       $1,930      $2,118       $  131       $2,249
                                              =====        =====        =====       =====        =====        =====
(1)	Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
(2)	Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 35%.

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

                                                                                  December 31
                                                                                  -----------
                                                                2002                  2001                  2000
                                                                ----                  ----                  ----
                                                                             (Dollars in Thousands)
        Taxable
        -------
        US Treasury                                                                  $ 3,043                $ 4,032
        US Government Agencies                                 $29,153                25,684                 22,056
        States and Political Subdivisions                        5,602                 6,352                  5,616
        Mortgage Backed Securities                                                       172                  1,001
        Corporate and Other                                      5,099                 6,490                 10,162
                                                                ------                ------                 ------

        Total Taxable                                           39,854                41,741                 42,867

        Tax-Exempt
        ----------
        States and Political Subdivisions                       23,597                25,604                 28,976
                                                                ------                ------                 ------
        Total                                                  $63,451               $67,345                $71,843
                                                                ======                ======                 ======

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2002, the amounts and weighted average yields of such investment securities (1):

                                                                         Carrying             Average
                                                                           Value              Yield(2)
                                                                           -----              --------
                                                                           (In Thousands of Dollars)
        U.S. Agencies:
        One Year or Less                                                 $  8,983                1.60%
        Over One Through Five Years                                        17,112                3.07
        Over Five Through Ten Years                                         2,161                5.17
        Over Ten Years                                                        897                5.25
                                                                          -------
        Total                                                            $ 29,153                2.84%

        State and Political Subdivisions:
        One Year or Less                                                 $  2,486                2.59%
        Over One Through Five Years                                        11,336                3.42
        Over Five Through Ten Years                                        12,237                6.01
        Over Ten Years                                                      3,140                7.74
                                                                          -------
        Total                                                            $ 29,199                4.90%

        Corporate and Other:
        One Year or Less                                                 $  5,099                4.14%
        Over One Through Five Years                                             0
                                                                          -------
        Total                                                            $  5,099                4.14%

        TOTAL                                                            $ 63,451                3.91%
                                                                          =======
(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31 for the years ended:

                                                      2002          2001          2000         1999          1998
                                                      ----          ----          ----         ----          ----
                                                                       (In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural                        $  97,951      $106,148     $111,557     $  97,327    $  87,700
Real Estate Mortgages                                392,950       394,303      386,135       315,210      263,849
Real Estate Construction                              47,103        33,203       22,836        20,775       13,205
Consumer                                              63,417        66,781       79,221        73,809       70,819

Total                                               $601,421      $600,435     $599,749      $507,121     $435,573
                                                     =======       =======      =======       =======      =======

        The following table shows the maturity of commercial and agricultural, and real estate construction loans outstanding at December 31, 2002. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

                                                      One Year         One Year to         After
                                                       or Less         Five Years       Five Years           Total
                                                       -------         ----------       ----------           -----
                                                                         (In Thousands of Dollars)

Commercial and Agricultural                            $41,367          $47,140          $ 9,444          $ 97,951
Real Estate Construction                                33,069           13,249              785            47,103
                                                        ------           ------           ------           -------

Total                                                  $74,436          $60,389          $10,229          $145,054
                                                        ======           ======           ======           =======

Commercial, Agricultural, and Real Estate
Construction
Loans Due after One Year:
With Pre-determined Rate                                                $43,330          $ 5,279           $48,609
With Adjustable Rates                                                    17,059            4,950            22,009
                                                                         ------           ------            ------

Total                                                                   $60,389          $10,229           $70,618
                                                                         ======           ======            ======

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings, and past-due loans at December 31 for the years ended:

                                                  2002          2001           2000          1999          1998
                                                  ----          ----           ----          ----          ----
                                                                    (In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural                      $  215        $  197         $  834        $  701        $  584
Real Estate Mortgages                               355           286            876         1,454           186
Consumer                                             60            18              5            10            20
                                                  -----         -----          -----         -----         -----
Total                                               630           501          1,715         2,165           790

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural                       2,821         1,437            351           561           359
Real Estate Mortgages                               290           619             91            74           241
Consumer                                             19            33             20            28            21
                                                  -----         -----          -----         -----         -----
Total                                             3,130         2,089            462           663           621

Renegotiated Loans:
Commercial and Agricultural                          53            53             53            55            86
Real Estate Mortgages                                 0             0              0             0             0
                                                  -----         -----          -----         -----         -----
Total                                                53            53             53            55            86

Total Nonperforming Loans                         3,813         2,643          2,230         2,883         1,497

Property from Defaulted Loans                       578           516            513           511           527
                                                  -----         -----          -----         -----         -----

Total Nonperforming Assets                       $4,391        $3,159         $2,743        $3,394        $2,024

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans, and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2002, was $38,255. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $34,023 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2002 the Corporation had $46,988,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2002 there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in the consolidated balance sheets of the Corporation contained in the Corporation’s Annual Report to shareholders for the year ended December 31, 2002.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31 for the years ended:

                                                                  2002         2001          2000          1999          1998
                                                                  ----         ----          ----          ----          ----
                                                                                   (In Thousands of Dollars)

Balance at Beginning of Period                                  $11,038       $ 9,857        $ 9,317     $ 9,048       $ 8,114
Charge-Offs:
Commercial and Agricultural                                         285            65            369         240            71
Real Estate Mortgages                                               242           147             25          67            60
Consumer                                                            508           468            431         492           581
                                                                 ------        ------         ------      ------        ------
Total Charge-Offs                                                 1,035           680            825         799           712
Recoveries:
Commercial and Agricultural                                          98            77            355         234            97
Real Estate Mortgages                                                64            41              2          20            47
Consumer                                                            201           276            272         300           325
                                                                 ------        ------         ------      ------        ------
Total Recoveries                                                    363           394            629         554           469
                                                                 ------        ------         ------      ------        ------
Net Charge-Offs                                                     672           286            196         245           243
                                                                 ------        ------         ------      ------        ------
Additions to Allowance for Loan Losses                            1,170         1,467            736         514         1,177
                                                                 ------        ------         ------      ------        ------
Balance at End of Period                                        $11,536       $11,038        $ 9,857     $ 9,317       $ 9,048
                                                                 ======        ======         ======      ======        ======

Net Charge-Offs as a Percent of Average Loans                      .11%          .05%           .03%        .05%          .06%

        The allowance for loan losses is based on management’s evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31 for the years ended:

                                2002                 2001                 2000                 1999                 1998
                                ----                 ----                 ----                 ----                 ----

                                      % of                 % of                 % of                 % of                 % of
                         Allowance    loans   Allowance    loans   Allowance    loans   Allowance    loans   Allowance    loans
                            for        to        for        to        for        to        for        to        for        to
                           loan       total     loan       total     loan       total     loan       total     loan       total
                          losses      loans    losses      loans    losses      loans    losses      loans    losses      loans

Commercial and
Agricultural             $ 8,527       54%    $ 6,678       50%    $ 5,749       44%    $ 5,344       45%    $ 4,758       44%
Real Estate
Mortgages                  1,493       34%        972       38%        769       43%        539       40%        476       40%
Consumer                   1,220       12%      1,625       12%      1,600       13%      1,521       15%      1,690       16%
Unallocated*                 296                1,763                1,739                1,913                2,124
                          ------               ------               ------               ------               ------

Total                    $11,536      100%    $11,038      100%    $ 9,857      100%    $ 9,317      100%    $ 9,048      100%
                          ======      ====     ======      ====     ======      ====     ======      ====     ======      ====

*Beginning in 2001 and continuing throughout 2002, management has developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied more consistently across the five banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits. One result of this methodology has been the reduction in the amount of allowance that is considered unallocated to specific loan categories.

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31 are as follows:

                                                            2002                      2001                      2000
                                                            ----                      ----                      ----
                                                   Amount          Rate      Amount           Rate     Amount           Rate
                                                   ------          ----      ------           ----     ------           ----
                                                                           (In Thousands of Dollars)
Average Balance:
Non-interest-bearing Demand Deposits               $ 88,151                  $ 78,271                  $ 76,368
Interest-bearing Demand Deposits                    171,376       1.66%       145,260        2.84%      131,998        3.34%
Other Savings Deposits                               78,512       1.15%        70,515        1.65%       70,461        2.37%
Other Time Deposits                                 224,932       3.67%       252,938        5.35%      231,367        5.64%
                                                    -------                   -------                   -------
Total Average Deposits                             $562,971       2.13%      $546,984        3.44%     $510,194        3.75%
                                                    =======                   =======                   =======

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2002 was as follows (In Thousands of Dollars):

         Three Months or Less                                     $14,606
         Over Three Through Six Months                              9,356
         Over Six Through Twelve Months                             2,329
         Over Twelve Months                                        23,184
                                                                   ------

         Total                                                    $49,475
                                                                   ======

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

                                                                         2002              2001            2000
                                                                         ----              ----            ----
         Financial Ratios:
         Return on Average Total Assets                                  1.58%            1.24%            1.24%
         Return on Average Equity                                       15.50%           13.40%           13.63%
         Average Equity to Average Total Assets                         10.17%            9.23%            9.12%
         Dividend Payout Ratio                                          32.61%           37.50%           36.73%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note K to the consolidated financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which consist of the following:

                                                                              2002           2001           2000
                                                                              ----           ----           ----

       Amounts Outstanding at the End of the Year                            $30,358         $32,223       $21,657

       Weighted Average Interest Rate at the End of the Year                    .93%           1.62%         4.88%

       Longest Maturity                                                      1/01/03         2/21/02       5/18/02

       Maximum Amount Outstanding at any Month End During Year               $37,194         $33,336       $26,374

       Approximate Average Amounts Outstanding During the Year               $30,743         $27,558       $23,649

       Approximate Weighted Average Interest Rate for the Year                 1.33%           3.44%         4.62%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2.      Properties

        The offices of the Corporation and the main office of Firstbank - Alma are located at 311 Woodworth Avenue, Alma, Michigan. Firstbank - Alma occupies approximately 24,000 square feet of this building which is owned by the Bank. The Corporation's Operations Center is housed in a 14,800 square foot building located at 308 Woodworth Avenue, Alma, Michigan and owned by Firstbank - Alma. The main office of Firstbank (Mount Pleasant) is located at 102 South Main, Mount Pleasant, Michigan. The 5,600 square foot facility is leased. This lease will expire in 2006, however, Firstbank (Mt. Pleasant) has an option to extend the term for an additional five years. The main office of Firstbank - West Branch is located at 502 West Houghton Avenue, West Branch, Michigan in an approximately 3,600 square foot building owned by the Bank. The executive offices of Firstbank - West Branch and a full service branch are located at 601 West Houghton Avenue, West Branch, Michigan in a 10,000 square foot building owned by the Bank. The main office of Firstbank - Lakeview is located at 506 South Lincoln Avenue, Lakeview, Michigan in an approximately 16,000 square foot building owned by the Bank. The main office of Firstbank - St. Johns is located at 201 North Clinton, St. Johns, Michigan in a 3,400 square foot building owned by the Bank. The subsidiary banks operate a total of 35 branch facilities, all but three of which are owned and most of which are full service facilities ranging in size from 1,200 to 3,200 square feet used for banking purposes. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses.

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

        William L. Benear (age 56) became president & CEO of Firstbank - Lakeview in January 2000. He was also appointed a Vice President of the Corporation in January 2000. Prior to becoming Lakeview's President & CEO, Mr. Benear had been Executive Vice President of Firstbank - Lakeview since 1994.

        David L. Miller (age 37) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank - Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Dale A. Peters (age 60) has been a Vice President of the Corporation and President, CEO, and a director of Firstbank - West Branch since 1987. He has served as Chairman of the Board of Firstbank - West Branch since 1988.

        Samuel G. Stone (age 57) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000, to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President - Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President - Director of Corporate Planning, and Vice President - Trust Investments.

        Thomas R. Sullivan (age 52) was appointed President & CEO of the Corporation in January 2000. He has also served as President, CEO, and Director of Firstbank (Mt. Pleasant) since 1991. Mr. Sullivan had been Executive Vice President of the Corporation since 1996 and served as Vice President of the Corporation from 1991 to 1996.

        James M. Taylor (age 61) was appointed as the President & CEO of Firstbank - St. Johns in March 2000, and a Vice President of the Corporation in June 2000. Prior to these appointments, Mr. Taylor had been Senior Vice President at Firstbank (Mount Pleasant) since 1989.

        James E. Wheeler, II (age 43) was appointed President & CEO of Firstbank - Alma in January 2000. He has also served as a Vice President of the Corporation since 1989. Mr. Wheeler had been Executive Vice President of Firstbank - Alma since 1999, and from 1989 to 1999 Mr. Wheeler served as Senior Vice President and Chief Loan Officer of Firstbank - Alma.

PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.

        The information under the caption "Common Stock Data" on page 12 in the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference.

ITEM 6.      Selected Financial Data.

        The information under the heading "Financial Highlights" on page 2 in the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference.

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 12 in the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings "Liquidity and Interest Rate Sensitivity" on pages 8 and 9 and "Quantitative and Qualitative Disclosure About Market Risk" on pages 9 and 10 in the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference.

ITEM 8.      Financial Statements and Supplementary Data.

        The report of independent auditors and the consolidated financial statements on pages 13 through 17 and the quarterly results of operations on page 33 in the registrant's annual report to shareholders for the year ended December 31, 2002, are here incorporated by reference.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

        The information under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 2003, is here incorporated by reference.

ITEM 11.    Executive Compensation.

        Information contained under the captions "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 2003, is here incorporated by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners Management.

        The information under the caption "Voting Securities" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held April 28, 2003, is here incorporated by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2002:

                                       EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                              equity compensation
                                  Number of securities to         Weighted-average             plans (excluding
                                  be issued upon exercise         exercise price of         securities reflected in
                                  of outstanding options         outstanding options              column (1)
                                  ----------------------         -------------------              ----------
        Plan Category                       (1)                          (2)                          (3)
        -------------                       ---                          ---                          ---

Equity compensation
plans approved by
security holders                          481,364                      $16.89                       163,066

Equity compensation
plans not approved by
security holders                                0                           0                             0
                                          -------                       -----                       -------

Total                                     481,364                      $16.89                       163,066
                                          =======                       =====                       =======

        These equity compensation plans are more fully described in Note N to the Consolidated Financial Statements.

ITEM 13.    Certain Relationships and Related Transactions.

        The information under the caption “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 28, 2003, is here incorporated by reference.

ITEM 14.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

        The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls.

        There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2002, in Item 8:

Statement or Report	Page Number in Annual Report
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income and Comprehensive
         Income for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Changes in Shareholders' Equity for
         the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements	13 14 15 16 17 18-33

        The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 2002.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)	Reports on Form 8-K. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 24, 2003.

FIRSTBANK CORPORATION
/s/ Thomas R. Sullivan Thomas R. Sullivan President & Chief Executive Officer (Principal Executive Officer)
/s/ Samuel G. Stone Samuel G. Stone Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated. Each director of the Registrant, whose signature appears below, hereby appoints Thomas R. Sullivan and Samuel G. Stone and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature	Date
/s/ Duane A. Carr Duane A. Carr	March 24, 2003
/s/ William E. Goggin William E. Goggin	March 24, 2003
/s/ Edward B. Grant Edward B. Grant	March 24, 2003
/s/ Benson S. Munger Benson S. Munger	March 24, 2003
/s/ Phillip G. Peasley Phillip G. Peasley	March 24, 2003
/s/ David D. Roslund David D. Roslund	March 24, 2003
/s/ Jeffery C. Schubert Jeffery C. Schubert	March 24, 2003
/s/ Thomas R. Sullivan Thomas R. Sullivan	March 24, 2003

CERTIFICATIONS

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this annual report on Form 10-K of Firstbank Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

I, Samuel G. Stone, certify that:

1.	I have reviewed this annual report on Form 10-K of Firstbank Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer

Number	Exhibit

3(a)	Articles of Incorporation. Previously filed as an exhibit to registrant's Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders on April 28, 1997. Here incorporated by reference.

10(f)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant's Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(g)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant's report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

13	2002 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing). This report was delivered to the registrant's shareholders as an appendix to the registrant's proxy statement dated March 28, 2003, relating to the April 28, 2003, annual meeting of shareholders, which was delivered to the registrant's shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

21	Subsidiaries of Registrant.

23	Consent of Crowe, Chizek and Company LLP. - Independent Public Accountants.

24	Powers of Attorney. Contained on the signature page of this report.

99.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

EXHIBIT 13
Rule 14a-3
Annual Report

PRESIDENT'S MESSAGE

TO OUR SHAREHOLDERS:

The theme for this year’s Annual Report to Shareholders is Where People Make the Difference. In 2002, our people really did make the difference. And that difference resulted in record breaking financial performance, substantial improvement in shareholder value, and continued focus on maintaining a high level of asset quality. Without the dedication, professionalism, and hard work of our people we would not have achieved these outstanding results.

Net income in 2002 exceeded $11.8 million which was a 23% increase over the operating earnings achieved in 2001, and 29% ahead of the net income posted last year. Return on shareholders’ equity improved to 15.5%. The record low interest rates resulted in a new wave of mortgage refinancing which helped to improve income. The softening economy did slow balance sheet growth and cause higher credit losses, but our continued focus on credit quality combined with strong loan loss reserves, positions us well when compared to peer banking companies.

We continue to see benefits from our efforts to improve the visibility and market valuation of our shares. Three investment banking firms are now providing market research and recommendations on our stock. The number of companies trading our shares has increased dramatically, as reflected on the last page of this report. The average trading volume currently exceeds 7,000 shares per day, and our share price now reflects a valuation in line with our peer banks. Enhancing the value of our stock remains a priority of Firstbank senior management.

Our success in 2002 is the result of our commitment to insuring that “Every person who walks through our door, including shareholders, customers, and employees, will benefit either personally or financially.” This commitment makes us unique in a world where business is becoming more impersonal. Our decentralized management approach supports a growing network of affiliate banks all with separate charters, local boards of directors, and strong management teams led by local CEOs. At Firstbank, the community bank’s power and autonomy stay at home, enabling our people to do whatever is necessary to deliver exceptional service.

While we are continuing to diversify the company, the banks are the primary source of earnings and the senior officers of the banks provide the leadership, guidance, and motivation which are critical to achieving high levels of success. These executives’ connections to their local communities, and constant attention to customer service, provide our company with a competitive advantage. We strive to instill this community-minded spirit in every Firstbank staff member, because it really is our people that make the difference.

Thank you for your investment in Firstbank Corporation. We appreciate the support and encouragement of our shareholders, and always welcome your comments or suggestions.

Respectfully submitted,

Thomas R. Sullivan
President & Chief Executive Officer
Firstbank Corporation

FINANCIAL HIGHLIGHTS
Firstbank Corporation

(In Thousands of Dollars, Except per Share Data)
For the year:                                                       2002            2001           2000           1999           1998
   Interest income                                                 $49,248         $55,510        $54,224        $46,062        $44,484
   Net interest income                                              32,987          30,917         28,697         26,779         25,131
   Provision for loan losses                                         1,170           1,467            736            514          1,177
   Non-interest income                                              12,133           9,940          5,539          5,369          5,868
   Non-interest expense                                             26,237          25,756         21,052         20,068         19,402
   Net income                                                       11,826           9,122          8,543          8,036          7,303

At year end:
   Total assets                                                    767,520         751,990        733,267        650,552        603,014
   Total earning assets                                            709,857         696,681        679,322        598,915        555,254
   Loans                                                           611,058         606,076        600,767        508,238        441,028
   Deposits                                                        576,909         561,139        537,224        491,404        494,053
   Other borrowings                                                 98,942         107,838        122,259         90,203         40,894
   Shareholders' equity                                             80,181          72,426         64,204         61,032         59,775

Average balances:
   Total assets                                                    750,476         737,681        687,190        607,443        560,938
   Total earning assets                                            690,452         679,558        637,317        561,045        516,455
   Loans                                                           602,243         604,439        553,201        464,550        414,316
   Deposits                                                        562,971         546,984        510,194        491,368        467,615
   Other borrowings                                                 99,939         107,733        105,593         47,120         29,065
   Shareholders' equity                                             76,356          68,101         62,675         60,752         56,258

Per share: (1)
   Basic earnings                                                   $ 2.19          $ 1.72         $ 1.59         $ 1.47         $ 1.33
   Diluted earnings                                                 $ 2.14          $ 1.69         $ 1.57         $ 1.44         $ 1.28
   Cash dividends                                                   $ 0.71          $ 0.64         $ 0.59         $ 0.52         $ 0.46
   Shareholders' equity                                             $14.94          $13.47         $12.21         $11.79         $10.86

Financial ratios:
   Return on average assets                                          1.58%           1.24%          1.24%          1.32%          1.30%
   Return on average equity                                         15.50%          13.40%         13.63%         13.23%         12.98%
   Average equity to average assets                                 10.17%           9.23%          9.12%         10.00%         10.03%
   Dividend payout ratio                                            32.61%          37.50%         36.73%         35.76%         34.16%

Firstbank – St. Johns results are included from June 16, 2000, the date of inception. Gladwin Land Company, Inc. results are included from May 8, 2000, the date of acquisition.

(1) All per share amounts are adjusted for stock dividends and stock split.

The Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder without charge upon written request. Requests should be addressed to: Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P. O. Box 1029, Alma, Michigan 48801-6029.

MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section of the annual report is to provide a narrative discussion about Firstbank Corporation’s financial condition and results of operations. Please refer to the consolidated financial statements and the selected financial data presented in this report in addition to the following discussion and analysis.

RESULTS OF OPERATIONS

Highlights

Firstbank Corporation (“the Company”) posted record net earnings for the eleventh consecutive year. Net income of $11,826,000 exceeds 2001 results of $9,122,000 by more than 29%. For the past five years net income has increased at an annual compound growth rate of 16.3%. These results reflect continued strength of core banking activities as well as increased activity in mortgage refinances and resulting secondary market sales.

Management believes that standard performance indicators help evaluate our performance. We posted a return on average assets of 1.58%, 1.24%, and 1.24% for 2002, 2001, and 2000 respectively. Total average assets increased $13 million in 2002, $50 million in 2001, and $80 million in 2000. Diluted earnings per share were $2.14, $1.69, and $1.57 for the same time periods. The Company repurchased 122,710 shares of its common stock in 2002, 1,212 shares in 2001, and 258,319 shares in 2000. In 2000, and again in 2002, the Board of Directors authorized share repurchase programs that helped maintain capital at the appropriate level and allowed for growth in net income to reflect an increasing return on equity. Return on equity was 15.50% in 2002, 13.40% in 2001, and 13.63% in 2000.

Net Interest Income

The core business of the Company is earning interest on loans and securities while paying interest on deposits and borrowings. In successfully managing this business the Company increased its net interest income by $2.1 million for 2002, a 6.7% increase when compared to 2001. The net interest margin increased to 4.80% in 2002 compared to 4.61% in 2001, and 4.62% in 2000. As the volume of sold loans has grown in significance, Firstbank has determined to classify fees on these loans as part of gain on sale of mortgage loans and not as part of interest and fee income. This classification is reflected in all periods discussed in the annual report and shown in the accompanying income statements and has no impact on net income. During 2002 the Company’s average loan to average deposit ratio was 107% compared to 110% in 2001, and 108% in 2000. A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risks. While interest rates on earning assets and interest bearing liabilities are subject to market forces, in general and in the short run, the Company can exert more control over deposit rates than earning asset rates. However, competitive forces and the need to maintain and grow deposits as a funding source place limitations on the degree of control over deposit rates.

The following table presents a summary of net interest income for 2002, 2001, and 2000. In 2002 the average rate realized on earning assets was 7.12%, a decrease of 106 basis points from the 2001 results of 8.18%, and a 151 basis point reduction from the rate of 8.63% realized in 2000. During 2000 the prime rate increased 25 basis points twice in the first quarter, another 50 basis points in the second quarter, then was unchanged for the balance of the year. In 2001 the prime rate decreased each quarter sliding 150 basis points during the first quarter, 125 in the second quarter, 75 in the third quarter, and 125 in the fourth quarter for a total decline of 475 basis points. During 2002 the prime rate held steady for the first three quarters and then decreased 50 basis points in the fourth quarter. As of December 31, 2002, slightly over 31% of the loan portfolio was comprised of variable rate instruments. Except for a relatively small portion of these loans that are affected under current interest rate conditions by interest rate floors or ceilings, these loans will re-price monthly or quarterly as rates change. The remaining 69% of the loan portfolio is made up of fixed rate loans that do not re-price until maturity. Of the fixed rate loans approximately $108 million, or nearly 18%, of the loan portfolio matures within the next twelve months and are subject to rate adjustments at maturity.

Summary of Consolidated Net Interest Income

                                                   Year Ended                         Year Ended                         Year Ended
                                                December 31, 2002                  December 31, 2001                  December 31, 2000
                                                -----------------                  -----------------                  -----------------
                                        Average                Average      Average                Average     Average                Average
                                        Balance   Interest      Rate        Balance   Interest      Rate       Balance   Interest      Rate
                                        -------   --------      ----        -------   --------      ----       -------   --------      ----
Average Assets
   Interest Earning Assets:
      Taxable securities               $ 47,694    $ 2,310       4.84%     $ 44,328    $ 2,708      6.11%     $ 52,590    $ 3,364      6.40%
      Tax exempt securities(1)           25,362      1,751       6.90%       28,885      1,971      6.82%       29,584      2,267      7.66%
                                        -------     ------                  -------     ------                 -------     ------
         Total Securities                73,056      4,061       5.56%       73,213      4,679      6.39%       82,174      5,631      6.85%

      Loans(1) (2)                      601,306     45,434       7.56%      603,134     51,261      8.50%      551,357     49,129      8.91%
      Federal funds sold                 23,668        370       1.56%       11,601        354      3.05%        3,290        209      6.35%
      Interest bearing deposits           2,793         43       1.54%          535         16      2.99%          496         26      5.24%
                                        -------     ------                  -------     ------                 -------     ------
         Total Earning Assets           700,823     49,908       7.12%      688,483     56,310      8.18%      637,317     54,995      8.63%

      Nonaccrual loans                      880                               1,177                              1,844
      Less allowance for loan loss     (11,308)                            (10,230)                            (9,754)
      Cash and due from banks            21,625                              19,812                             20,160
      Other non-earning assets           38,456                              38,439                             37,623
                                        -------                             -------                            -------
         Total Assets                  $750,476                            $737,681                           $687,190
                                        =======                             =======                            =======

Average Liabilities
   Interest Bearing Liabilities:
      Demand                           $171,376    $ 2,847       1.66%     $145,260    $ 4,121      2.84%     $131,998    $ 4,409      3.34%
      Savings                            78,512        899       1.15%       70,515      1,164      1.65%       70,461      1,668      2.37%
      Time                              224,932      8,258       3.67%      252,938     13,521      5.35%      231,367     13,044      5.64%
                                        -------     ------                  -------     ------                 -------     ------
         Total Deposits                 474,820     12,004       2.53%      468,713     18,806      4.01%      433,826     19,121      4.41%

      Federal funds purchased
      and repurchase agreements          31,143        422       1.36%       31,509      1,151      3.65%       41,901      2,288      5.46%
      FHLB advances and notes            69,195      3,835       5.54%       80,175      4,636      5.78%       63,692      4,118      6.47%
            payable                     -------     ------                  -------     ------                 -------     ------
         Total Interest Bearing
            Liabilities                 575,158     16,261       2.83%      580,397     24,593      4.24%      539,419     25,527      4.73%

Demand Deposits                          88,151                              78,271                             76,368
                                        -------                             -------                            -------
         Total Funds                    663,309                             658,668                            615,787

Other Non-Interest Bearing
   Liabilities                           10,811                              10,912                              8,728
                                        -------                             -------                            -------
         Total Liabilities              674,120                             669,580                            624,515

Average Shareholders' Equity             76,356                              68,101                             62,675
         Total Liabilities and          -------                             -------                            -------
            Shareholders' Equity       $750,476                            $737,681                           $687,190

Net Interest Income(1)                             $33,647                             $31,717                            $29,468
                                                    ======                              ======                             ======
Rate Spread(1)                                                   4.29%                              3.94%                              3.90%
                                                                 ====                               ====                               ====
Net Interest Margin (percent of
   Average earning assets) (1)                                   4.80%                              4.61%                              4.62%
                                                                 ====                               ====                               ====
(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 35% for 2002, 35% for 2001, and 34% for 2000.

(2)	Interest income includes amortization of loan fees of $ 1,395,000, $1,454,000, and $1,194,000 for 2002, 2001, and 2000 respectively. Interest on nonaccrual loans is not included.

As rates declined in 2001 and 2002 maturing securities in the investment portfolio could not be replaced with securities of comparable quality bearing equal or higher yields. Quality standards were maintained in the portfolio and portfolio yields declined. In the current rate environment, management expects to lose some additional yield when replacing securities and has chosen to use high quality, short term investments in order to be positioned to take advantage of the expected future rate increases.

The average rate paid on interest bearing liabilities was 2.83% in 2002 compared to 4.24% in 2001 and 4.73% in 2000. Deposit rates decreased during 2002 as maturing time deposits were re-priced and rates on checking and savings deposits were lowered in response to the prime rate reductions of 2001 and 2002.

In past years the Company has funded a portion of its loan growth with borrowings from the Federal Home Loan Bank and notes payable. During 2002 the average outstanding balance of FHLB advances and notes payable decreased nearly $11 million and the year end balance decreased $7 million when compared to 2001 balances. Increased deposit levels allowed the Company to repay some maturing notes without renewing them. While these borrowings are an economical method of funding loans when increased core deposits are not available, the cost is typically higher than the Company’s core deposit costs. The average rate of Federal Home Loan Bank funding decreased 24 basis points in 2002 to 5.54% when compared to 2001 rates of 5.78%. Borrowings from the Federal Home Loan Bank carry stiff prepayment penalties that act as a deterrent from prepayment.

The 2002 rate spread of 4.29% is 35 basis points higher than the 2001 results of 3.94% and 39 basis points higher than the 2000 results of 3.90%. Tax equivalent net interest income increased nearly $2 million in 2002 as total average earning assets grew $12 million and the spread increased. The net interest margin of 4.80% for 2002 was 19 basis points more than the 2001 results and 18 basis points higher than in 2000. Increases in both net interest margin and rate spread are the result of rates on average earning assets decreasing 106 basis points while the average cost of interest bearing liabilities decreased 141 basis points. Average earning assets represented 93% of total average assets in both 2002 and 2001.

Provision for Loan Losses

The provision for loan losses was $1,170,000 in 2002 compared to $1,467,000 in 2001 and $736,000 in 2000. At December 31, 2002, the allowance for loan losses as a percent of total loans was 1.92% compared to 1.84% and 1.64% at December 31, 2001, and December 31, 2000 respectively. Net charged off loans totaled $672,000 in 2002 compared to $286,000 in 2001 and $196,000 in 2000. During 2002 recoveries of previously charged off loans were $363,000 compared to $394,000 in 2001 and $629,000 in 2000. Net charged off loans as a percent of average loans were 0.11% in 2002, 0.05% in 2001, and 0.03% in 2000. Total nonperforming loans were 0.63% of ending loans at December 31, 2002, compared to 0.44% and 0.37% at the two previous year ends. Management maintains the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance is established after considering past loan loss experience, current economic conditions, volume, growth, and composition of the portfolio, delinquencies, and other relevant factors. Beginning in 2001 and continuing throughout 2002 management has developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses more consistently across its five banking subsidiaries. The resulting provision is a result of considering exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category.

Non-interest Income

Continuing the upward trend established by the substantial increase posted from 2000 to 2001, total non-interest income increased $2,193,000 during 2002. Improved management of fee waivers and growth in deposit accounts contributed to an increase of $433,000, or 21.8%, in service charges on deposit accounts from 2001 to 2002. Gain on sale of mortgage loans increased by $2,664,000, or 82.9%, over the 2001 results as low interest rates continued to fuel mortgage refinance activity. When a mortgage is refinanced or pre-paid, previously capitalized mortgage servicing rights are written off. The gain on sale was somewhat offset by a decline in mortgage servicing income of $601,000, from a negative $108,000 in 2001, to a negative $709,000 in 2002 that resulted from the write off of previously capitalized mortgage servicing rights.

During the first quarter of 2002 Firstbank-Alma, the subsidiary that operated a Trust Department, reached an agreement with a larger, unrelated company to assume operations of the Trust Department. Therefore, the trust fee income reported for 2002 is for the first quarter only and shows a decline of $230,000, or 68%, from 2001 results compared to the $40,000 decline seen in 2001. The agreement with the unrelated company will provide for ongoing participation in trust fee income, but at a reduced level. As a result of the transaction, expenses related to the trust business are reduced by more than the reduction in revenue, resulting in a positive impact on net income.

Courier and cash delivery services income increased 21.8% to $564,000 in 2002 after having increased 3.1% in 2001. This income is primarily from the operations of the 1st Armored subsidiary of Firstbank- West Branch and does not include income from servicing Firstbank affiliates. Real estate appraisal services contributed $857,000 to non-interest income in 2002, up from $789,000 in 2001, and $276,000 in 2000.

Commissions on real estate sales resulted in $816,000 of non-interest income in 2002 compared to $635,000 in 2001 and zero in 2000. Title insurance fees produced $726,000 of non-interest income compared to $593,000 in 2001 and $181,000 in 2000.

Other non-interest income showed a decline of $545,000, or 27.2%, when the results of 2002 are compared to 2001. The largest decrease was seen in fee income received from brokerage business activities which decreased $132,000 during 2002. Other non-interest income was also impacted by $86,000 less in dividend and capital gain income recognized on the investments underlying the balances in the deferred compensation accounts. This amount is offset by an equivalent non-interest expense and has no impact on total net income.

Non-interest Expense

Salary and employee benefits expenses increased $897,000, or 6.7%, when 2002 is compared to 2001. Increased salary expense was a result of originating, processing, and managing secondary market sales related to the high volume in the mortgage business, two new branch facilities, yearly salary increments, merit raises, and normal staffing requirements related to growth in business. These increases were offset somewhat by a reduction in the cost of employee benefits. The Company employed 356 full time equivalent employees at the end of 2002, 9 more than at the same time in 2001.

Expenses of occupancy and equipment increased $151,000, or 4.3%, over the 2001 level. Nearly all of this increase is the result of a full year’s depreciation on facilities and equipment which were put into place during the third and fourth quarter of 2001.

Amortization of intangible assets decreased $423,000, or 53.9%, during 2002. Upon adoption of new accounting standards on January 1, 2002 and October 1, 2002, the Company ceased amortizing goodwill related to past acquisitions of banks and branches.

Michigan single business tax decreased $137,000, or 44.1%, during 2002 which resulted from a decrease in income subject to the Michigan single business tax at the bank level.

Expenses for outside professional services increased $438,000 to $1,559,000 in 2002 compared to $1,121,000 in 2001. Title search fees and costs paid to independent contractors in the title, appraisal, and real estate sales operations accounted for substantially all of the increase.

Advertising and special promotion expense increased to $522,000 from $388,000 in 2001 and was largely driven by a large increase in mortgage activity.

Other non-interest expense decreased by $579,000, or 9.2%, from 2001 to 2002 as a result of a $687,000 non-recurring charge made in the first quarter of 2001 and discussed in previous disclosures. Without this charge other non-interest expense increased $108,000, or less than 2%.

Federal Income Tax

The Company’s effective federal income tax rates were 33% for both 2002 and 2001, and 31% for 2000. The Company’s investment in securities and loans which provide income exempt from federal income tax is the principal cause of the difference between the effective tax rates and the statutory tax rate of 35% for 2002 and 2001, and 34% for 2000.

FINANCIAL CONDITION

Total assets at December 31, 2002 were $768 million, exceeding the December 31, 2001 assets of $752 million by $16 million, or slightly over 2%. Short term investments increased by $12 million as the Company experienced continuing heavy mortgage re-financing which reduced mortgage portfolio balances, slowed consumer loan demand, and increased deposit growth. Loans held for sale on the secondary market increased 68.9% at December 31, 2002 when compared to the balance at December 31, 2001 as a result of the re-finance activity. Total portfolio loans, net of allowance for loan loss, showed very little change from the December 31, 2001 balance, increasing just .09%, although commercial real estate loans and real estate construction loans increased $38.8 million, or 19.2%. Decreases of $8 million, or 7.7%, in other commercial loans, $26 million, or 11.7%, in residential mortgages, and $3 million, or 5.4%, in consumer loans offset the growth in commercial real estate loans.

                                                                              (In Thousands of Dollars)
                                                                   2002             2001            Change       % Change
                                                                   ----             ----            ------       --------
       Commercial                                                 $97,951         $106,148         $ (8,097)        (8%)
       Real estate                                                392,950          394,303           (7,180)        (2%)
       Construction                                                47,103           33,203            19,621        71%
       Consumer                                                    63,417           66,781           (3,358)        (5%)
                                                                  -------          -------           -------
            Total                                                $601,421         $600,435             $ 986      0.16%

       Mortgages serviced for others                             $373,800         $296,900           $76,900        26%

Total securities declined $3.9 million, or 5.8%, as maturing and called securities were not re-committed to the market under existing rate conditions.

Premises and equipment decreased by $110,000 after recognized depreciation of $1,710,000. During 2002 the Firstbank – Alma affiliate disposed of two branch buildings that had been combined into one new, modern facility that opened in late 2001.

Total deposits increased at the end of 2002 to $577 million, an increase of 2.8%, compared to $561 million at year end 2001. Demand deposit accounts showed the greatest change increasing a total of $28.9 million with interest demand balances increasing $17.4 million, or 10.9%, and non-interest accounts increasing $11.4 million, or 13.1%. Passbook and statement savings accounts increased $9.8 million, or 13.4%. These deposit increases were offset by a decrease in time deposits of $22.9 million, or 9.5%. Firstbank’s banks did not need to bid aggressively for higher cost, rate sensitive, time deposits. Securities sold under agreements to repurchase decreased by $1.9 million.

Federal Home Loan Bank advances and notes payable decreased by $7 million at December 31, 2002 as compared to December 31, 2001. The increase in deposits, the decrease in the security portfolio, and the slower loan growth have allowed repayment of some Federal Home Loan Bank borrowings as they matured. There were no overnight borrowings at December 31, 2002 or 2001. Note K of the Notes to Consolidated Financial Statements has a more complete discussion of borrowings.

Asset Quality

Management continues to follow a conservative course in the recognition of problem loans. Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against (reduction of) the allowance for loan losses. In 2002 net charged off loans were $672,000 compared to $286,000 in 2001. Net charged off loans as a percentage of average loans were .11% and .05% in 2002 and 2001.

Nonperforming loans are defined as nonaccrual loans, loans 90 days past due, and any loans where the terms have been renegotiated. Total nonperforming loans were $3.8 million and $2.6 million at December 31, 2002 and 2001 respectively. The average investment in impaired loans was $4.8 million during 2002 compared to $1.5 million during 2001. Please refer to Note F of the Notes to Consolidated Financial Statements for more information on impaired loans. Total nonaccrual loans were $630,000 at December 31, 2002 compared to $501,000 at the end of 2001.

The allowance for loan losses increased $498,000, or 4.5%, during 2002. The allowance for loan losses represents 1.92% of outstanding loans at the end of 2002 as compared to 1.84% at December 31, 2001. Management maintains the allowance at a level which they believe adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Management focuses on early identification of problem credits through ongoing reviews by management, loan personnel and an outside loan review specialist.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers needing to meet their credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. The net interest margin was 4.80% in 2002 compared to 4.61% in 2001. Loan yields decreased by 94 basis points from 8.50% in 2001 to 7.56% in 2002. Deposit costs decreased 148 basis points from 4.01% in 2001 to 2.53% in 2002. Uncertainty in investment markets led to increasing deposit balances, which also helped to increase margins in 2002. As a result of increasing deposit balances, FHLB advances and notes payable decreased as a funding source with average balances of $69,195,000 in 2002 compared to $80,175,000 in 2001. In 2002 the average cost of funds on notes payable was 5.54% compared to 2.53% on deposits.

A decision to decrease deposit rates affects most rates currently paid and, therefore, has an immediate positive impact on net interest margin. With the exception of variable rate loans, a decrease in loan rates does not affect the yield until a new loan is made. When the level of interest rates decreases dramatically fixed rate loan customers will take new, lower rate loans to replace present higher rate loans. During most of 2002 interest rates stayed at historically low levels and Firstbank’s margins improved as the funding mix shifted to lower cost deposits. In the fourth quarter of 2002 the prime rate dropped 50 basis points bringing the average rate to 4.25% from an average of 4.75% in January. Since deposit rates were already at very low levels this change in the prime rate resulted in a decline in Firstbank’s net interest margin in the fourth quarter of 2002, although for the full year 2002 the net interest margin was higher than in 2001.

The principal sources of liquidity for the Company are maturing securities, federal funds purchased or sold, loan payments by borrowers, investment securities, loans held for sale, deposit or deposit equivalent growth, and Federal Home Loan Bank advances. Securities maturing within one year at December 31, 2002 were $15.8 million compared to $14.0 million at December 31, 2001.

The following table shows the interest sensitivity gaps for five different intervals as of December 31, 2002:

                                                                                 Maturity or Re-Pricing Frequency
                                                                                 --------------------------------
                                                                                        (Dollars in Millions)
                                                                             2 Days         4 Months        13 Months
                                                                             through         through         through
                                                                  1 Day     3 Months        12 Months        5 Years      5 + Years
                                                                  -----     --------        ---------        -------      ---------
Interest Earning Assets:
   Loans                                                          $178.6     $ 91.8          $ 84.7           $240.8          $15.2
   Securities                                                          0        3.3            12.5             28.4           18.5
   Other earning assets                                             30.6          0               0                0            5.5
                                                                   -----      -----           -----            -----           ----
      Total                                                       $209.2     $ 95.1          $ 97.2           $269.2          $39.2

Interest Bearing Liabilities:
   Deposits                                                       $260.0     $ 54.8          $ 93.0           $ 70.9           $0.1
   Other interest bearing liabilities                               30.4          0             4.0             17.7           46.8
                                                                   -----      -----           -----            -----           ----
      Total                                                       $290.4     $ 54.8          $ 97.0           $ 88.6          $46.9

Interest Sensitivity Gap                                         $(81.2)     $ 40.3          $  0.2           $180.6         $(7.7)

Cumulative Gap                                                   $(81.2)    $ (40.9)        $(40.7)           $139.9         $132.2

For the one day interval, maturities of interest bearing liabilities exceed those of interest earning assets by $81.2 million. Included in the one day maturity classification are $260.0 million in savings and checking accounts which are contractually available to the Company’s customers immediately, but in practice function as core deposits with considerably longer maturities. In the two day through the five year time frame, interest sensitive assets exceed interest sensitive liabilities resulting in a cumulative effect of interest sensitive assets exceeding interest sensitive liabilities by $139.9 million through five years. For the time period greater than five years the positive relationship reverses slightly so that, cumulatively, interest sensitive assets exceed interest sensitive liabilities by $132.2 million.

Showing a negative cumulative gap through the twelve month period does not necessarily result in a corresponding increase in net interest income during a declining rate environment. In practice, deposit rates do not change as rapidly, as would be indicated, by the contractual availability of deposit balances to customers and some of the gain associated with the lowering of deposit costs is mitigated by rate decreases on variable rate loans and by fixed rate loan customers’ ability to use new, lower rate loans to prepay existing higher rate loans. Conversely, showing a negative cumulative gap through the twelve month period does not necessarily result in a corresponding decrease in net interest income during a rising rate environment for similar reasons.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the re-pricing intervals of interest earning assets to interest bearing liabilities is a measure of the interest sensitivity gap. Balancing interest rate sensitivity is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with its asset liability management, and model and measure interest rate sensitivity.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company faces market risk to the extent that both earnings and the fair market values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. Throughout 2002 the results of these measurement techniques were acceptable according to the Company’s policy. The Company continued to rely on Federal Home Loan Bank borrowings in 2002 and does not believe that there has been a material change in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed, and the particular markets that present the primary risk of loss to the Company or in how those exposures were managed in 2002 as compared to 2001. As of the date of this annual report the Company does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The Company’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. The Company does not accept significant interest rate risk in its mortgage banking operations. To manage its interest rate risk the Company generally locks in its sale price to the purchaser of the loan at the same time it makes a rate commitment to the borrower. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Company’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” in this annual report for a discussion of the limitations on the Company’s responsibility for such statements.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002 and 2001. They show expected maturity date values for loans and securities which were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather, the opportunity for re-pricing. The Company believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following tables. Fair value is computed as the present value of expected cash flows at rates in effect at the date indicated.

December 31, 2002                                                                 (In Thousands of Dollars)                            Fair
                                                                                                                                      Value

                                           2003         2004         2005         2006         2007      Thereafter      Total      12/31/02
Rate Sensitive Assets:
   Fixed interest rate loans            $108,167      $80,053      $68,209      $57,258       $40,218      $63,493     $417,398     $422,798
      Average interest rate                7.27%        8.04%        7.89%        7.89%         7.90%        8.46%
   Variable interest rate loans           76,391       11,703       16,647       17,478        50,682       20,759      193,660      193,443
      Average interest rate                4.64%        5.20%        5.46%        5.31%         5.27%        5.00%
   Fixed interest rate securities         15,805        8,228        4,391        6,145         9,685       19,133       63,386       63,386
      Average interest rate                1.89%        2.12%        2.29%        3.87%         3.03%        4.47%
   Variable interest rate
         securities                                                                                             65           65           65
      Average interest rate                                                                                  6.03%
   Other interest bearing assets          30,602                                                             4,746       35,348       35,348
      Average interest rate                1.02%
Rate Sensitive Liabilities:
   Savings and interest bearing
        checking                         260,038                                                                        260,038      260,038
      Average interest rate                1.10%
   Time deposits                         147,742       32,633       14,732        9,065        14,397          154      218,723      321,564
      Average interest rate                2.84%        4.18%        4.88%        4.62%         4.58%        2.81%
   Fixed interest rate
          borrowings                       4,000        1,500       10,962            0         5,165       46,957       68,584       76,799
      Average interest rate                5.16%        5.15%        6.29%        0.00%         5.02%        5.66%
   Variable interest rate
         borrowings                            0                                                                              0            0
      Average interest rate
   Repurchase agreements                  30,358                                                                         30,358       30,358
      Average interest rate                1.62%

December 31, 2001                                                                 (In Thousands of Dollars)                            Fair
                                                                                                                                      Value

                                           2002         2003         2004         2005         2006      Thereafter      Total      12/31/01
Rate Sensitive Assets:
   Fixed interest rate loans            $116,576     $ 82,986     $ 89,036     $ 49,990      $ 56,735     $ 73,657     $468,980     $470,220
      Average interest rate                7.83%        8.49%        8.17%        8.46%         8.30%        8.41%
   Variable interest rate loans           57,832       11,507       13,622       13,470        20,785       19,880      137,096      137,457
      Average interest rate                5.39%        5.61%        5.80%        5.42%         5.69%        5.65%
   Fixed interest rate securities         14,045       10,575        8,630        5,819         3,145       24,981       67,195       67,195
      Average interest rate                2.61%        3.67%        4.63%        5.51%         5.74%        6.85%
   Variable interest rate
         securities                                                                                            150          150          150
      Average interest rate                                                                                  7.61%
   Other interest bearing assets          18,627                                                             4,633       23,260       23,260
      Average interest rate                1.49%
Rate Sensitive Liabilities:
   Savings and interest bearing                                                                                         232,790      232,790
         checking                        232,790
      Average interest rate                1.50%
   Time deposits                         185,312       31,989       12,995        6,741         4,554           22      241,613      243,747
      Average interest rate                4.02%        4.81%        5.11%        5.94%         4.93%        6.01%
   Fixed interest rate
         borrowings                        6,200        4,000        1,500       11,121             0       48,794       71,615       72,097
      Average interest rate                4.99%        5.15%        5.15%        4.19%                      5.69%
   Variable interest rate
         borrowings                                     4,000                                                             4,000        4,027
      Average interest rate                             1.99%
   Repurchase agreements                  32,223                                                                         32,223       32,223
      Average interest rate                1.62%

CAPITAL RESOURCES

The Company obtains funds for its operating expenses and dividends to shareholders through dividends from its subsidiary banks. In general, the subsidiary banks pay only those amounts required to meet holding company cash requirements. Minimal excess liquidity is accumulated at the holding company; rather, capital is maintained at the subsidiary banks to support growth.

Bank regulators have established risk based capital guidelines for banks and bank holding companies. Minimum capital levels are established under these guidelines and each asset category is assigned a perceived risk weighting. Off balance sheet items, such as loan commitments and standby letters of credit, also require capital allocations.

As of December 31, 2002, the Company’s total capital to risk weighted assets exceeded the minimum requirement for capital adequacy purposes of 8% by 5.16%, or $29 million. Tier 1 capital to risk weighted assets exceeded the minimum of 4% by 7.91%, or $45 million, and Tier 1 capital to average assets exceeded the minimum of 4% by 4.80%, or $37 million. For a more complete discussion of capital requirements please refer to Note T of the Notes to Consolidated Financial Statements. The Federal Deposit Insurance Corporation insures specified customer deposits and assesses premium rates based on defined criteria. Insurance assessment rates may vary from bank to bank based on the factors that measure the perceived risk of a financial institution. One condition for maintaining the lowest risk assessment, and therefore, the lowest insurance rate, is the maintenance of capital at the “well capitalized” level. Each of the Company’s affiliate banks has exceeded the regulatory criteria for a “well capitalized” financial institution and each bank pays the lowest assessment rate assigned by the FDIC.

A certain level of capital growth is desirable to maintain an appropriate ratio of equity to total assets. The compound annual growth rate for total average assets for the past five years was 10.3%. The compound annual growth rate for average equity over the same period was 13.1%.

Management has determined one way of maintaining capital adequacy is to maintain a reasonable rate of internal capital growth. The percentage return on average equity times the percentage of earnings retained after dividends equals the internal growth percentage. The following table illustrates this relationship:

                                                                                    2002           2001           2000
         Return on average equity                                                  15.50%         13.40%         13.63%
              Multiplied by
         Percentage of earnings retained                                           67.39%         62.50%         63.27%
              Equals
         Internal capital growth                                                   10.45%          8.38%          8.63%

The Company has retained between 63% and 67% of its earnings from 2000 to 2002. To maintain sufficient capital, management has determined that the rate of internal capital growth should exceed 5% and keep pace with asset growth over time. To achieve the goal of acceptable internal capital growth, management intends to continue its efforts to increase the Company's return on average equity while maintaining a reasonable cash dividend.

As an additional enhancement to capital growth the Company offers a dividend reinvestment program. The Firstbank Corporation Dividend Reinvestment Plan was first offered in 1988. At December 31, 1988, 123 owners holding 209,856 shares participated in the Plan. By the end of 2002, 1,274 owners holding 1,523,364 shares were participating in the Plan.

The Company is not aware of any recommendations by regulatory authorities at December 31, 2002 which are likely to have a material effect on Firstbank Corporation's liquidity, capital resources or operations.

FORWARD LOOKING STATEMENTS

This annual report including, without limitation, management's discussion and analysis of financial condition and results of operations and other sections of the Company's Annual Report to Shareholders, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate", "believe", "determine", "estimate, "expect, "forecast",

"intend", "is likely", "plan", "project", "opinion", "should", variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of the Company to locate and correct all data sensitive computer codes; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

COMMON STOCK DATA

Firstbank Corporation Common Stock was held by 1,680 shareholders of record as of December 31, 2002. Total shareholders number approximately 2,844 including those whose shares are held in nominee name through brokerage firms. The Company's shares are listed on the NASDAQ National Market under the symbol FBMI and are traded by several brokers. The range of high and low sales prices for shares of common stock for each quarterly period during the past two years is as follows:

              Quarter                 High                   Low
              4th `02               $25.500                $21.905
              3rd `02               $23.657                $21.095
              2nd `02               $22.857                $19.638
              1st `02               $20.952                $18.238
              4th `01               $19.048                $15.211
              3rd `01               $22.404                $16.327
              2nd `01               $17.460                $14.512
              1st `01               $17.480                $14.739

The prices quoted above were obtained from the Nasdaqtrader.com through the Company’s market makers. Prices have been adjusted to reflect stock dividends.

The following table summarizes cash dividends paid per share (adjusted for stock dividends) of common stock during 2002 and 2001.

                                                                               2002                    2001
                         First Quarter                                        $.1714                  $.1542
                         Second Quarter                                        .1809                   .1633
                         Third Quarter                                         .1809                   .1633
                         Fourth Quarter                                        .1809                   .1633
                              Total                                           $.7141                  $.6441

The Company’s principal sources of funds to pay cash dividends are the earnings of, and dividends paid by, the subsidiary banks. Under current regulations the subsidiary banks are restricted in their ability to transfer funds in the form of cash dividends, loans, and advances to the Company (See Note R of the Notes to Consolidated Financial Statements). As of January 1, 2003, approximately $22.5 million of the subsidiaries’ retained earnings were available for transfer in the form of dividends to the Company without prior regulatory approval. In addition, the subsidiaries’ 2003 earnings will be available for distributions as dividends to the Company.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan

We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

CROWE, CHIZEK AND COMPANY LLP
January 31, 2003 Grand Rapids, Michigan

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Expect for Share Data)

                                                                                                                    December 31
                                                                                                                    -----------
ASSETS                                                                                                        2002               2001
                                                                                                              ----               ----

Cash and due from banks                                                                                      $29,945            $27,187
Short term investments                                                                                        30,602             18,627
                  Total cash and cash equivalents                                                             60,547             45,814

Securities available for sale                                                                                 63,451             67,345
Federal Home Loan Bank stock                                                                                   4,746              4,633
Loans held for sale                                                                                            9,663              5,722
Loans, net of allowance for loan losses of $11,536 in 2002 and
   $11,038 in 2001                                                                                           589,859            589,316
Premises and equipment, net                                                                                   17,514             17,624
Goodwill                                                                                                       4,880              3,533
Core deposits and other intangibles                                                                            3,158              4,923
Accrued interest receivable and other assets                                                                  13,702             13,080
                                                                                                             -------            -------

                  TOTAL ASSETS                                                                              $767,520           $751,990
                                                                                                             =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Non-interest bearing demand accounts                                                                    $98,148            $86,736
     Interest bearing accounts:
          Demand                                                                                             177,018            159,572
          Savings                                                                                             83,020             73,218
          Time                                                                                               218,723            241,613
                                                                                                             -------            -------
                  Total Deposits                                                                            $576,909           $561,139

Securities sold under agreements to repurchase and overnight borrowings                                      $30,358            $32,223
Federal Home Loan Bank advances                                                                               68,433             72,747
Notes payable                                                                                                    151              2,868
Accrued interest payable and other liabilities                                                                11,488             10,587
                                                                                                             -------            -------
                  Total Liabilities                                                                         $687,339           $679,564

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common stock, no par value, 10,000,000 shares authorized;
     5,368,100 and 5,119,153 shares issued and outstanding in 2002 and 2001                                  $68,934            $63,100
Retained earnings                                                                                              9,755              8,260
Accumulated other comprehensive income                                                                         1,492              1,066
                                                                                                             -------            -------
                  Total Shareholders' Equity                                                                  80,181             72,426
                                                                                                             -------            -------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $767,520           $751,990
                                                                                                             =======            =======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of Dollars, Except for Per Share Data)

                                                                                                        Year Ended December 31
                                                                                                        ----------------------
                                                                                                 2002             2001           2000
                                                                                                 ----             ----           ----
Interest Income:
   Loans, including fees                                                                        $45,387          $51,151        $49,129
   Securities:
      Taxable                                                                                     2,310            2,708          3,364
      Exempt from federal income tax                                                              1,138            1,281          1,496
   Short term investments                                                                           413              370            235
                                                                                                 ------           ------         ------
                  Total Interest Income                                                          49,248           55,510         54,224

Interest Expense:
   Deposits                                                                                      12,004           18,806         19,121
   Notes payable                                                                                  3,835            4,636          4,118
   Other                                                                                            422            1,151          2,288
                                                                                                 ------           ------         ------
                  Total Interest Expense                                                         16,261           24,593         25,527
                                                                                                 ------           ------         ------
                  Net Interest Income                                                            32,987           30,917         28,697
   Provision for loan losses                                                                      1,170            1,467            736
                                                                                                 ------           ------         ------
                  Net Interest Income after Provision for Loan Losses                            31,817           29,450         27,961

Non-Interest Income:
   Service charges on deposit accounts                                                            2,419            1,986          1,705
   Gain on sale of mortgage loans                                                                 5,879            3,215            574
   Mortgage servicing, net of amortization                                                        (709)            (108)            302
   Trust fees                                                                                       108              338            378
   Gain (loss) on sale of securities                                                                 17               28            (2)
   Courier and cash delivery services                                                               564              463            449
   Real estate appraisal services                                                                   857              789            276
   Commissions on real estate sales                                                                 816              635              0
   Title insurance fees                                                                             726              593            181
   Other                                                                                          1,456            2,001          1,676
                                                                                                 ------           ------         ------
                  Total Non-Interest Income                                                      12,133            9,940          5,539
Non-Interest Expense:
   Salaries and employee benefits                                                                14,247           13,350         11,344
   Occupancy and equipment                                                                        3,672            3,521          3,103
   Amortization of intangibles                                                                      362              785            744
   Michigan single business tax                                                                     174              311            639
   Outside professional services                                                                  1,559            1,121            541
   Advertising and promotions                                                                       522              388            178
   Other                                                                                          5,701            6,280          4,503
                                                                                                 ------           ------         ------
                  Total Non-Interest Expense                                                     26,237           25,756         21,052
                                                                                                 ------           ------         ------
Income Before Federal Income Taxes                                                               17,713           13,634         12,448
Federal Income Taxes                                                                              5,887            4,512          3,905
                                                                                                 ------           ------         ------

                  NET INCOME                                                                    $11,826          $ 9,122        $ 8,543
Other comprehensive income:
   Change in unrealized gain (loss) on securities, net of tax
      and reclassification effects                                                                  426              698          1,032
                                                                                                 ------           ------         ------

                  COMPREHENSIVE INCOME                                                          $12,252          $ 9,820        $ 9,575
                                                                                                 ======           ======         ======

Basic earnings per share                                                                          $2.19            $1.72          $1.59
                                                                                                  =====            =====          =====

Diluted earnings per share                                                                        $2.14            $1.69          $1.57
                                                                                                  =====            =====          =====

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(In Thousands of Dollars, Except for Share and per Share Data)

                                                                                                           Accumulated
                                                                                                              Other
                                                                            Common        Retained        Comprehensive
                                                                             Stock        Earnings        Income (Loss)         Total
                                                                             -----        --------        -------------         -----
Balances at January 1, 2000                                                $55,262          $6,434          $  (664)            $61,032
Net income for 2000                                                                          8,543                                8,543
Cash dividends - $.59 per share                                                            (3,138)                              (3,138)
5% stock dividend - 227,504 shares                                         $ 4,550         (4,553)                                  (3)
Issuance of 14,002 shares of common stock
   through exercise of stock options                                           191                                                  191
Issuance of 64,008 shares of common stock
   through the dividend reinvestment plan                                    1,244                                                1,244
Issuance of 15,164 shares of common stock
   from supplemental shareholder investments                                   301                                                  301
Purchase of 258,319 shares of stock                                        (5,227)                                              (5,227)
Issuance of 11,753 shares of common stock                                      229                                                  229
Net change in unrealized appreciation on
   securities available for sale, net of tax of $532,000                                                       1,032              1,032
                                                                            ------          ------            ------             ------
          BALANCES AT DECEMBER 31, 2000                                    $56,550         $ 7,286           $   368            $64,204

Net income for 2001                                                                        $ 9,122                              $ 9,122
Cash dividends - $.64 per share                                                            (3,416)                              (3,416)
5% stock dividend - 243,748 shares                                           4,729         (4,732)                                  (3)
Issuance of 10,520 shares of common stock
   through exercise of stock options                                           135                                                  135
Issuance of 70,081 shares of common stock
   through the dividend reinvestment plan                                    1,207                                                1,207
Issuance of 15,553 shares of common stock
   from supplemental shareholder investments                                   283                                                  283
Purchase of 1,212 shares of stock                                             (24)                                                 (24)
Issuance of 12,604 shares of common stock                                      220                                                  220
Net change in unrealized appreciation on
   securities available for sale, net of tax of $375,000                                                         698                698
                                                                            ------          ------            ------             ------
         BALANCES AT DECEMBER 31, 2001                                     $63,100         $ 8,260           $ 1,066            $72,426

Net income for 2002                                                                        $11,826                              $11,826
Cash dividends - $.71 per share                                                            (3,857)                              (3,857)
5% stock dividend - 255,595 shares                                           6,474         (6,474)
Issuance of 37,331 shares of common stock
   through exercise of stock options                                           566                                                  566
Issuance of 54,764 shares of common stock
   through the dividend reinvestment plan                                    1,210                                                1,210
Issuance of 10,434 shares of common stock
   from supplemental shareholder investments                                   235                                                  235
Purchase of 122,710 shares of stock                                        (2,951)                                              (2,963)
Issuance of 13,533 shares of common stock                                      300                                                  312
Net change in unrealized appreciation on
   securities available for sale, net of tax of $229,000                                                         426                426
                                                                            ------          ------            ------             ------
         BALANCES AT DECEMBER 31, 2002                                     $68,934         $ 9,755           $ 1,492            $80,181
                                                                            ======          ======            ======             ======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
(In Thousands of Dollars)

                                                                                                          Year Ended December 31
                                                                                                          ----------------------
                                                                                                    2002           2001          2000
                                                                                                    ----           ----          ----
OPERATING ACTIVITIES
   Net income                                                                                    $ 11,826         $9,122         $8,543
   Adjustments to reconcile net income to net cash from
         operating activities:
      Provision for loan losses                                                                     1,170          1,467            736
      Depreciation of premises and equipment                                                        1,534          1,469          1,394
      Net amortization of security premiums/discounts                                                 374            199            161
      Loss (gain) on sale of securities                                                              (17)           (28)              2
      Amortization of intangibles                                                                     362            785            744
      Gain on sale of mortgage loans                                                              (5,879)        (2,727)          (466)
      Proceeds from sales of mortgage loans                                                       270,864        179,344         43,859
      Loans originated for sale                                                                 (268,926)      (181,321)       (43,294)
      Deferred federal income tax benefit                                                             109          (699)          (150)
      (Increase) decrease in accrued interest receivable and other assets                           (904)            406        (2,102)
      Increase (decrease) in accrued interest payable and other liabilities                           901          1,007          1,478
                                                                                                   ------         ------         ------
                  NET CASH FROM OPERATING ACTIVITIES                                               11,414          9,024         10,905

INVESTING ACTIVITIES
   Proceeds from sales and calls of securities available for sale                                   2,075          2,191          5,137
   Proceeds from maturities of securities available for sale                                       47,901         55,810         38,413
   Purchase of securities available for sale                                                     (45,784)       (52,600)       (26,003)
   Purchase of Federal Home Loan Bank stock                                                         (113)          (301)        (2,054)
   Net increase in portfolio loans                                                                (1,713)          (891)       (92,825)
   Net purchases of premises and equipment                                                        (1,424)        (3,411)        (2,147)
                                                                                                   ------         ------         ------
                  NET CASH FROM INVESTING ACTIVITIES                                                  942            798       (79,479)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                             15,770         23,915         45,820
   Net increase (decrease) in securities sold under agreements to
      repurchase and overnight borrowings                                                         (1,865)        (6,084)       (13,512)
   Retirement of notes payable                                                                    (2,717)        (5,416)           (14)
   Proceeds from Federal Home Loan Bank borrowings                                                  3,500         21,250        115,794
   Proceeds from notes payable                                                                          0          1,400          6,700
   Retirement of Federal Home Loan Bank borrowings                                                (7,814)       (25,571)       (76,912)
   Cash dividends and cash paid in lieu of fractional shares on stock
      dividend                                                                                    (3,857)        (3,419)        (3,141)
   Purchase of common stock                                                                       (2,963)           (24)        (5,227)
   Net proceeds from issuance of common stock                                                       2,323          1,845          1,965
                                                                                                   ------         ------         ------
                  NET CASH FROM FINANCING ACTIVITIES                                                2,377          7,896         71,473

INCREASE IN CASH AND CASH EQUIVALENTS                                                              14,733         17,718          2,899
   Cash and cash equivalents at beginning of year                                                  45,814         28,096         25,197
                                                                                                   ------         ------         ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $ 60,547       $ 45,814       $ 28,096
                                                                                                   ======         ======         ======
   Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Interest                                                                                $ 16,744       $ 25,521       $ 24,805
         Income taxes                                                                            $  5,433       $  4,211       $  4,050

See notes to consolidated financial statements.

NOTES TO CONDOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the “Company”) is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. The consolidated assets of the Company of $768 million as of December 31, 2002 primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $374 million as of December 31, 2002 are not included in the Company’s consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, Firstbank – Alma; Firstbank (Mt. Pleasant); Firstbank – West Branch; Firstbank – Lakeview; and Firstbank – St. Johns (the “Banks”); 1st Armored, Incorporated; Gladwin Land Company, Incorporated; 1st Title, Incorporated; and C.A. Hanes Realty, Incorporated, after elimination of inter-company accounts and transactions. These subsidiaries are wholly owned, except C.A. Hanes Realty, which has a 45% minority interest. During 2001 each of the Company’s five banks formed its own Mortgage Company. The operating results of these companies are consolidated into each Bank’s financial statements.

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

Current Vulnerability Due to Certain Concentrations: The Company’s business is concentrated in the mid-central section of the lower peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers’ ability to honor their debts is partially dependent on the local economies. The Company’s service area is primarily dependent on manufacturing (automotive and other), agricultural and recreational industries. Most commercial and agricultural loans are secured by business assets, including commercial and agricultural real estate and federal farm agency guarantees. Generally, consumer loans are secured by various items of personal property and mortgage loans are secured by residential real estate. The Company’s funding sources include time deposits and other deposit products which bear interest. Periods of rising interest rates result in an increase in the cost of funds to the Company.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, amounts due from banks and short term investments which include interest bearing deposits with banks, federal funds sold, and overnight money market fund investments. Generally, federal funds and overnight money market funds are purchased for a one day period. The Company reports customer loan transactions, deposit transactions, and repurchase agreements and overnight borrowings on a net cash flow basis.

Securities Available for Sale: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rate, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported, net of related income tax effect in accumulated other comprehensive income, a separate component of shareholders’ equity, until realized. Gains and losses on sales are determined using the specific identification method. Premium and discount amortization is recognized in interest income using the level yield method over the period to maturity.

Mortgage Banking Activities: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. The Company generally locks in its sale price to the purchaser of the loan at the same time it makes a rate commitment to the borrower.

Loans: Loans receivable, for which management has the intent and ability to hold for the foreseeable future or payoff, are reported at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums, or discounts. Loan origination fees and certain origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Loans held for sale are reported at the lower of cost or market on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received, for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged to expense and reduced by charge-offs, net of recoveries. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loans are reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or fair value of collateral, if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses such increase is reported as provision for loan loss. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction, automobile, home equity and second mortgage loans are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates the underlying ability of the borrower’s business activity is not sufficient to generate adequate cash flow to service the business’ cash needs, including the company’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8 with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful, and 8 loss. Loans graded 6, 7, and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment: Premises and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by accelerated methods for income tax purposes and by the straight line method for financial reporting purposes.

Other Real Estate: Other real estate (included as a component of other assets) includes properties acquired through either a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and is initially recorded at the lower of the loan amount or fair value at the date of foreclosure, establishing a new cost basis. These properties are evaluated periodically and are carried at the lower of cost or estimated fair value less estimated costs to sell.

Goodwill and other Intangibles Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed, at least annually, for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $296,000. Included in this amount is $123,000 of reversal of amortization recognized in the first three quarters of 2002 as a result of the Company adopting SFAS 147 on October 1, 2002 for goodwill on certain branch acquisitions. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives,which is 10 years.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes computed based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock Splits and Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock. Fractional shares are issued or are paid in cash. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. A stock dividend of 5% was paid on December 31, 2002 to shareholders of record as of December 18, 2002. A stock dividend of 5% was paid on December 31, 2001 to shareholders of record as of December 14, 2001. A stock dividend of 5% was paid on December 29, 2000 to shareholders of record as of December 13, 2000.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                       2002                2001                2000

Net income as reported                                                               $11,826,000          $9,122,000         $8,543,000
Deduct stock-based compensation expense determined
   under fair value based method                                                         134,000             438,000            119,000
        Pro forma net income                                                         $11,692,000          $8,684,000         $8,424,000

Basic earnings per share as reported                                                       $2.19               $1.80              $1.67
        Pro forma basic earnings per share                                                 $2.17               $1.72              $1.65

Diluted earnings per share as reported                                                     $2.14               $1.78              $1.65
        Pro forma diluted earnings per share                                               $2.12               $1.69              $1.62

The pro forma effects are computed using option pricing models and using the following weighted-average assumptions as of grant date.

                                                                                   2002              2001             2000

           Risk-free interest rate                                                 4.55%             4.52%            5.71%
           Expected option life                                                  7 Years           7 Years          7 Years
           Expected stock price volatility                                         20.9%             19.7%            19.8%
           Dividend yield                                                             3%                3%               3%

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share include the dilutive effect of additional common shares issuable under stock options. All per share amounts are restated for stock dividends and stock splits through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of equity. Accumulated other comprehensive income consists of unrealized gains and losses on securities available for sale, net of tax.

Reclassification: Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

Segment Information: While the Company’s chief decision makers monitor the revenue streams of various products and services, substantially all of the Company’s operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by Management to be aggregated in one reportable operating segment. There are no material separately identifiable reporting segments.

NOTE B – ACQUISITIONS/DIVESTURES

On December 31, 2001 the Company’s Firstbank – West Branch subsidiary sold its collection agency, 1st Collections, Incorporated. Operating results of 1st Collections are included in consolidated results until the date of sale. The effect of the operation and sale of 1st Collections was not material to the consolidated financial statements of the Company.

On October 20, 2000 Firstbank Corporation, through its affiliate Firstbank – West Branch, completed the acquisition of the West Branch Real Estate One franchise, which was re-named 1st Realty, Incorporated. On January 2, 2001, also through its Firstbank – West Branch affiliate, Firstbank Corporation completed the acquisition of C.A. Hanes Real Estate in a transaction that merged C.A. Hanes with 1st Realty, Incorporated. Firstbank – West Branch maintains a 55% ownership of the new company which does business as C.A. Hanes Realty, Incorporated. This real estate subsidiary complements the prior acquisitions of Gladwin Land Company and 1st Title, Incorporated and these subsidiaries provide service to all five banks of Firstbank Corporation and position the banks to provide the full spectrum of services related to real estate transactions. This acquisition did not have a material effect on the Company’s consolidated financial statements.

NOTE C – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company’s subsidiary banks are required to maintain average reserve balances in the form of cash and non-interest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 2002 and 2001 were $3,381,000 and $2,867,000 respectively. These balances do not earn interest.

NOTE D – SECURITIES

The fair value of securities available for sale was as follows:

                                                                                                 Gross        Gross
                                                                                 Fair         Unrealized    Unrealized
                                                                                Value            Gains        Losses
                                                                                -----            -----        ------
                                                                                     (In Thousands of Dollars)
Securities Available for Sale:
December 31, 2002:
U.S. governmental agency                                                         $27,035         $  434         $  (6)
States and political subdivisions                                                 29,198          1,683            (1)
Collateralized mortgage obligations                                                2,119            117            (0)
Corporate                                                                          4,336             63            (2)
Equity                                                                               763              0              0
                                                                                  ------          -----          -----
     Total                                                                       $63,451         $2,297         $  (9)
                                                                                  ======          =====          =====

December 31, 2001:
U.S. treasury                                                                    $ 3,043         $   38         $    0
U.S. governmental agency                                                          25,808            597           (23)
States and political subdivisions                                                 31,832            956           (98)
Collateralized mortgage obligations                                                  172              1              0
Corporate                                                                          6,477            160              0
Equity                                                                                13              0              0
                                                                                  ------          -----          -----
     Total                                                                       $67,345         $1,752         $(121)
                                                                                  ======          =====          =====

Gross realized gains (losses) on sales and calls of securities were:

                                                                                                 (In Thousands of Dollars)
                                                                                           2002          2001            2000
                                                                                           ----          ----            ----
         Gross realized gains                                                              $ 30           $ 28           $  21
         Gross realized losses                                                             (13)              0            (23)
                                                                                            --              --             --
         Net realized gains (losses)                                                       $ 17           $ 28           $ (2)
                                                                                             ==             ==             ===

The fair value of securities at December 31, 2002, by stated maturity, is shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             Fair Value
                                                                                             ----------
                                                                                      (In Thousands of Dollars)
Due in one year or less                                                                       $15,805
Due after one year through five years                                                          28,448
Due after five years through ten years                                                         14,398
Due after ten years                                                                             4,037
                                                                                               ------
     Total                                                                                     62,688
Equity securities                                                                                 763
                                                                                               ------
     Total securities                                                                         $63,451
                                                                                               ======

At December 31, 2002, securities with a carrying value approximating $40,839,000 were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

NOTE E - SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $373,800,000 and $296,900,000 at 2002 and 2001.

Activity for capitalized mortgage servicing rights was as follows:

                                                                                                    (In Thousands of Dollars)
                                                                                                    2002                   2001
                                                                                                    ----                   ----
     Servicing rights:
          Beginning of year                                                                         $1,607                $1,165
          Additions                                                                                  2,078                 1,318
          Amortized to expense                                                                     (1,623)                 (876)
                                                                                                   -------                ------
          End of year                                                                               $2,062                $1,607
                                                                                                    ======                ======

Management has determined that a valuation allowance is not necessary at December 31, 2002 or 2001.

NOTE F – LOANS

Loans at year end were as follows:

                                                                                                    (In Thousands of Dollars)
                                                                                                   2002                   2001
                                                                                                   ----                   ----
     Commercial                                                                                    $97,951              $106,148
     Mortgage Loans on Real Estate:
          Residential                                                                              198,756               225,053
          Commercial                                                                               194,194               169,250
          Construction                                                                              47,103                33,203
     Consumer                                                                                       60,685                64,151
     Credit Card                                                                                     2,732                 2,630
                                                                                                   -------               -------
               Subtotal                                                                            601,421               600,435
     Less:
          Allowance for loan losses                                                                 11,536                11,038
          Net deferred loan costs                                                                       26                    81
                                                                                                   -------               -------
               Loans, net                                                                         $589,859              $589,316
                                                                                                   =======               =======

Activity in the allowance for loan losses was as follows:

                                                                                                 (In Thousands of Dollars)
                                                                                           2002             2001            2000
                                                                                           ----             ----            ----
     Beginning balance                                                                  $11,038          $ 9,857         $ 9,317
     Provision for loan losses                                                            1,170            1,467             736
     Loans charged off                                                                 (1,035)            (680)           (825)
     Recoveries                                                                             363              394             629
                                                                                         ------           ------          ------
     Ending balance                                                                     $11,536          $11,038         $ 9,857
                                                                                         ======           ======          ======

Impaired loans were as follows:

                                                                                                       (In Thousands of Dollars)
                                                                                                          2002              2001
                                                                                                          ----              ----
     Year end loans with no allocated allowance for loan losses                                         $3,429            $2,117
     Year end loans with allocated allowance for loan losses                                             1,209             2,957
                                                                                                         -----             -----
               Total                                                                                    $4,638            $5,074
                                                                                                         =====             =====

     Amount of the allowance for loan losses allocated                                                   $ 118             $ 339

                                                                                                (In Thousands of Dollars)
                                                                                           2002             2001            2000
                                                                                           ----             ----            ----
     Nonaccrual loans at year end                                                        $  630           $  501          $1,715
     Loans past due over 90 days still on accrual at year end                             3,130            2,089             462
     Average of impaired loans during the year                                            4,754            1,513           5,939
     Interest income recognized during impairment                                           283               10             488
     Cash-basis interest income recognized                                                   32               12              10

Approximately $37,146,000 and $44,840,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 2002 and 2001 to secure overnight borrowings.

NOTE G – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                                                                                  (In Thousands of Dollars)
                                                                                                      2002             2001
                                                                                                      ----             ----
Land                                                                                               $ 3,925          $ 3,641
Buildings                                                                                           14,988           14,242
Furniture, fixtures and equipment                                                                   12,792           12,405
                                                                                                    ------           ------
     Total                                                                                          31,705           30,288
Less:
     Accumulated depreciation                                                                     (14,191)         (12,664)
                                                                                                   ------           ------
     Total                                                                                         $17,514          $17,624
                                                                                                    ======           ======

Rent expense was $173,000 for 2002, $126,000 for 2001, and $130,000 for 2000. Rental commitments for the next five years under non-cancelable operating leases were as follows (before considering renewal options that generally are present):

                                                     2003                 $193,000
                                                     2004                 $167,000
                                                     2005                 $149,000
                                                     2006                 $131,000
                                                     2007                 $132,000
                                                                           -------
                                                    Total                 $772,000
                                                                           =======

NOTE H – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

         Beginning of year                                                                            $3,533
         Branch goodwill reclassified from unidentifiable intangible asset                             1,347
         Goodwill from acquisition during year                                                             0
                                                                                                      ------
         End of year                                                                                  $4,880
                                                                                                      ======

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                                                    2002            2001           2000
                                                                                    ----            ----           ----

         Reported net income                                                       $11,826         $ 9,122        $ 8,543
         Add back:  goodwill amortization                                                -             296            296
                                                                                    ------          ------         ------
         Adjusted net income                                                       $11,826         $ 9,418        $ 8,839
                                                                                    ======          ======         ======

         Basic earnings per share:
              Reported net income                                                  $  2.19         $  1.72        $  1.59
              Goodwill amortization                                                      -             .06            .06
                                                                                    ------          ------         ------
              Adjusted net income                                                  $  2.19         $  1.78        $  1.65
                                                                                    ======          ======         ======

         Diluted earnings per share:
              Reported net income                                                  $  2.14         $  1.69        $  1.57
              Goodwill amortization                                                      -             .06            .06
                                                                                    ------          ------         ------
              Adjusted net income                                                  $  2.14         $  1.75        $  1.63
                                                                                    ======          ======         ======

Acquired Intangible Assets

Acquired intangible assets at year end were as follows:

                                                                           2002                                2001
                                                                           ----                                ----
                                                                   Gross                              Gross
                                                                  Carrying      Accumulated          Carrying       Accumulated
                                                                   Amount       Amortization          Amount        Amortization
                                                                   ------       ------------          ------        ------------
         Amortized intangible assets:
           Core deposit intangibles                                $4,740           $1,756            $4,740            $1,458
           Other customer relationship intangibles                    346              172               346               108
                                                                    -----            -----             -----             -----
               Total                                               $5,086           $1,928            $5,086            $1,566
                                                                    =====            =====             =====             =====

Aggregate amortization expense was $362,000, $785,000, and $744,000 for 2002, 2001, and 2000.

Estimated amortization expense for each of the next five years:

                2003                                  $ 356
                2004                                  $ 356
                2005                                  $ 344
                2006                                  $ 298
                2007                                  $ 297

NOTE I – FEDERAL INCOME TAXES

Federal income taxes consist of the following:

                                                                                              (In Thousands of Dollars)
                                                                                         2002           2001           2000
                                                                                         ----           ----           ----
         Current expense                                                               $5,778         $5,211         $4,055
         Deferred expense (benefit)                                                       109          (699)          (150)
                                                                                        -----          -----          -----
              Total                                                                    $5,887         $4,512         $3,905
                                                                                        =====          =====          =====

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 35% in 2002 and 2001, and 34% 2000 is as follows:

                                                                                              (In Thousands of Dollars)
                                                                                         2002           2001           2000
                                                                                         ----           ----           ----
         Tax at statutory rate                                                         $6,200         $4,772         $4,244
         Effect of surtax exemption                                                         0              0             24
         Effect of tax-exempt interest                                                  (374)          (428)          (463)
         Other                                                                             61            168            100
                                                                                        -----          -----          -----
              Federal income taxes                                                     $5,887         $4,512         $3,905
                                                                                        =====          =====          =====

         Effective tax rate                                                               33%            33%            31%

The components of deferred tax assets and liabilities consist of the following at December 31,year end:

                                                                                                        (In Thousands of Dollars)
                                                                                                         2002              2001
                                                                                                         ----              ----
Deferred tax assets:
     Allowance for loan losses                                                                         $4,038             $3,863
     Deferred compensation                                                                                822                863
     Other                                                                                                297                420
                                                                                                        -----              -----
          Total deferred tax assets                                                                     5,157              5,146
                                                                                                        -----              -----
Deferred tax liabilities:
     Fixed assets                                                                                     (1,348)            (1,388)
     Mortgage servicing rights                                                                          (722)              (562)
     Purchase accounting adjustment                                                                     (401)              (444)
     Unrealized gain on securities available for sale                                                   (798)              (573)
     Other                                                                                              (245)              (202)
                                                                                                        -----              -----
          Total deferred tax liabilities                                                              (3,514)            (3,169)
                                                                                                        -----              -----
          Net deferred tax assets                                                                      $1,643             $1,977
                                                                                                        =====              =====

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 2002 or 2001.

Deferred tax assets at December 31, 2002 and 2001 are included in other assets in the accompanying consolidated balance sheets.

NOTE J – DEPOSITS

Time deposits of $100,000 or more were $49,475,000 and $59,419,000 at year end 2002 and 2001.

Scheduled maturities of time deposits at December 31, 2002 were as follows:

                                                                    (In Thousands of Dollars)
                                    Year                                        Amount
                                    ----                                        ------
                                    2003                                      $142,068
                                    2004                                        36,569
                                    2005                                        15,685
                                    2006                                         9,412
                                    2007                                        14,681
                                    2008 and after                                 308
                                                                               -------
                                         Total                                $218,723

NOTE K – BORROWINGS

Information relating to securities sold under agreements to repurchase is as follows:

                                                                                                 (In Thousands of Dollars)
                                                                                                   2002               2001
                                                                                                   ----               ----
         At December 31:
              Outstanding Balance                                                                $30,358            $32,223
              Average Interest Rate                                                                 .93%              1.62%

         Daily Average for the Year:
              Outstanding Balance                                                                $30,743            $27,558
              Average Interest Rate                                                                1.33%              3.44%

         Maximum Outstanding at any Month End                                                    $37,194            $33,336

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

The Company had no overnight borrowings at December 31, 2002 and 2001.

The Company established a line of credit agreement with Citizens Bank, Flint, Michigan on May 24, 2000 at an interest rate of 8.45%. This agreement was renewed on March 1, 2001 and on July 2, 2002 at a variable rate 80 basis points below Citizen's prime commercial borrowing rate. This agreement allows for a revolving line of credit up to an aggregate principal amount of $20,000,000. The collateral for this agreement consists of all outstanding capital stock of Firstbank - Alma, Firstbank (Mt. Pleasant) and Firstbank - West Branch. At December 31, 2002 there was no outstanding balance. At December 31, 2001 the Company had drawn $2,700,000 against the line of credit at an interest rate of 0.80% under prime which was negotiated on March 1, 2001. This borrowing was made primarily to establish the new bank in St. Johns, Michigan, to fund the stock repurchase program, and to meet other cash needs of Firstbank Corporation.

Firstbank - Alma has notes payable with a total balance of $151,000 and $168,000 at December 31, 2002 and 2001. These notes mature on January 1, 2010 and were part of the consideration paid for a subsidiary, which has since been sold.

NOTE L - FEDERAL HOME LOAN BANK ADVANCES

Long term borrowings have been secured from the Federal Home Loan Bank to fund the Company's loan growth. At year end, advances from the Federal Home Loan Bank were as follows:

                                                                                                (In Thousands of Dollars)
                                                                                                  2002                2001
                                                                                                  ----                ----
         Maturities May 2003 through November 2022 at
            fixed rates ranging from 1.87% to 7.3%, averaging 5.43%                              $68,433            $72,747

Each Federal Home Loan Bank advance is payable at its maturity date with a prepayment penalty. The advances were collateralized by $141,455,000 and $162,332,000 of first mortgage loans under a blanket lien arrangement at year end 2002 and 2001.

Maturities over the next five years are as follows:

                                  (In Thousands of Dollars)
2003                                       $ 4,000
2004                                         1,500
2005                                        10,962
2006                                             0
2007                                         5,165
2008 and after                              46,806
                                            ------
       Total                               $68,433
                                            ======

NOTE M – BENEFIT PLANS

The 401(k) plan has ESOP provisions, is a qualified 401(k) salary deferral plan, and a qualified employee stock ownership plan. Both employee and employer contributions may be made to the ESOP. At year end 2002 and 2001 there were 195,972 and 191,107 ESOP shares outstanding with a market value of $4,919,000 and $3,660,000. The Company’s 2002, 2001, and 2000 matching 401(k) contributions charged to expense were $357,000, $326,000 and $274,000 respectively. The percent of the Company’s matching contributions to the 401(k) is determined by the Board of Directors.

The Board of Directors established the Firstbank Corporation Affiliate Deferred Compensation Plan (“Plan”). Directors of the holding company and each affiliate bank are eligible to participate in the Plan. In addition, key management of the holding company and affiliate banks as designated by the Board of Directors, are eligible to participate. The plan is a nonqualified plan as defined by the Internal Revenue Code, and as such, all contributions are invested at the recommendation of the participant and are assets of the Company. The Company recognizes a corresponding liability to each participant. The plan allows Directors to defer their director fees and key management to defer a portion of their salaries into the Plan.

NOTE N – STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 (“Plans”), as amended, provide for the grant of 325,779 and 488,519 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 will terminate April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans’ termination dates.

Each option granted under the Plans may be exercised in whole or in part during such period as is specified in the option agreement governing that option. Options are issued with exercise prices equal to the stock’s market value at date of issuance. The length of time available for a nonqualified stock option to be exercised is governed by each option agreement, but has not been more than ten years from the grant date. Incentive stock options may not be exercised after ten years from the grant date. In November 2001 the Board of Directors changed the ten year vesting schedule to five years with 20% of the options granted vesting each year. The new schedule is retroactive to the 1993 options. To date, the accelerated vesting schedule had no impact on compensation expense or net income as reported. However, the accelerated vesting schedule did impact pro forma net income and earnings per share for both 2002 and 2001 due to an increase in pro forma compensation expense for 2001.

The following is a summary of option transactions which occurred during 2000, 2001, and 2002:

                                                                                        Number               Weighted
                                                                                       Of Shares             Average
                                                                                       ---------             -------
         Outstanding - January 1, 2000                                                  449,297               $15.43
         Granted                                                                        60,197                $17.28
         Exercised                                                                     (16,209)               $ 7.96
         Cancelled                                                                     (24,084)               $17.10
                                                                                       -------
         Outstanding - December 31, 2000                                                469,201               $15.83
         Granted                                                                        50,054                $16.43
         Exercised                                                                     (11,594)               $ 8.86
         Cancelled                                                                     (18,368)               $18.94
                                                                                       -------
         Outstanding - December 31, 2001                                                489,293               $15.93
         Granted                                                                        51,083                $23.33
         Exercised                                                                     (39,337)               $10.96
         Cancelled                                                                     (19,675)               $21.49
                                                                                       -------
         Outstanding - December 31, 2002                                                481,364               $16.89
         Available for Grant - December 31, 2002                                        163,066
         Available for Exercise - December 31, 2002                                     345,141               $15.59
         Available for Exercise - December 31, 2001                                     341,893               $14.79
         Available for Exercise - December 31, 2000                                     253,649               $14.15

                                                     Outstanding                                       Exercisable
                                                     -----------                                       -----------

                                                    Weighted
                                                     Average        Weighted                                    Weighted
     Range of                                       Remaining       Average                                     Average
     Exercise                                      Contractual      Exercise                                    Exercise
      Prices                            Number        Life           Price                      Number           Price
      ------                            ------        ----           -----                      ------           -----
$  6 - $  9                                98,113        2.6           $7.76                       98,113         $ 7.76
$12 - $16                                  88,960        6.6          $14.67                       57,230         $13.69
$17 - $19                                 162,292        6.4          $17.53                      121,505         $17.47
$23 - $26                                 131,999        7.4          $24.40                       68,294         $25.07
                                          -------                                                 -------
                                          481,364                                                 345,141

The fair value of options granted during 2002, 2001, and 2000 is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 4.55%, 4.52%, and 5.71%; expected life of 7 years; expected volatility of stock price of 20.9%, 19.7%, and 19.8%, and expected dividends of 3% per year. The fair value of the options granted in 2002, 2001, and 2000 were $196,670, $167,000, and $254,000 respectively for options outstanding at December 31, 2002. The range of exercise prices was $6.68 to $25.07 and the weighted average remaining contractual life was 6.3 years.

NOTE O – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2002 were as follows:

                                                                                          (In Thousands of Dollars)
         Beginning balance                                                                         $26,458
         New loans                                                                                 30,836
         Effect of changes in related parties                                                     (21,265)
         Repayments                                                                               (1,421)
                                                                                                   ------
         Ending balance                                                                            $34,608

Deposits from principal officers, directors, and their affiliates at year end 2002 and 2001 were $11,492,000 and $12,511,000 respectively.

NOTE P – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk were as follows at year end:

                                                                                 (In Thousands of Dollars)
                                                                      2002                                      2001
                                                                      ----                                      ----
                                                        Fixed Rate          Variable Rate          Fixed Rate          Variable Rate
                                                        ----------          -------------          ----------          -------------
Commitments to make loans                                 $41,921              $ 8,148              $38,883               $11,975
   (at market rates)
Unused lines of credit and letters of
   credit                                                 $13,784              $65,158              $10,910               $50,826

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.4% to 10.75% and maturities ranging from 15 years to 30 years.

NOTE Q - CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 2002.

NOTE R - DIVIDEND LIMITATION OF SUBSIDIARIES

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the banks can pay to the Company. At December 31, 2002 using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was $22,520,000. It is not the intent of management to have dividends paid in amounts which would reduce the capital of the banks to levels below those which are considered prudent by management and in accordance with guidelines of regulatory authorities.

NOTE S - STOCK REPURCHASE PROGRAM

On July 23, 2002 the Company announced a stock repurchase plan authorizing the repurchase of up to $10 million in Firstbank Corporation common stock. As of December 31, 2002, 122,710 shares had been repurchased at an average price of $24.05.

NOTE T - CAPITAL ADEQUACY

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

Actual and required capital amounts at year end (in Thousands of Dollars) and ratios are presented below:

                                                                                                                       To Be Well
                                                                                          Minimum Required          Capitalized Under
                                                                                            For Capital             Prompt Corrective
                                                                       Actual             Adequacy Purposes         Action Provisions
                                                                Amount        Ratio       Amount        Ratio        Amount       Ratio
2002
Total Capital to Risk Weighted Assets
     Consolidated                                              $76,113       13.16%      $46,279        8.00%       $57,848      10.00%
     Firstbank - Alma                                           21,658       12.37%       14,008        8.00%        17,511      10.00%
     Firstbank - Mt. Pleasant                                   15,192       12.30%        9,882        8.00%        12,352      10.00%
     Firstbank - West Branch                                    17,741       12.38%       11,465        8.00%        14,331      10.00%
     Firstbank - Lakeview                                       11,310       11.56%        7,827        8.00%         9,783      10.00%
     Firstbank - St. Johns                                       4,388       13.48%        2,605        8.00%         3,256      10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated                                              $68,904       11.91%      $23,139        4.00%       $34,709       6.00%
     Firstbank - Alma                                           19,448       11.11%        7,004        4.00%        10,560       6.00%
     Firstbank - Mt. Pleasant                                   13,638       11.04%        4,941        4.00%         7,411       6.00%
     Firstbank - West Branch                                    15,935       11.12%        5,732        4.00%         8,599       6.00%
     Firstbank - Lakeview                                       10,081       10.30%        3,913        4.00%         5,870       6.00%
     Firstbank - St. Johns                                       3,978       12.22%        1,302        4.00%         1,954       6.00%

Tier 1 (Core) Capital to Average Assets
     Consolidated                                              $68,904        8.80%      $31,331        4.00%       $39,164       5.00%
     Firstbank - Alma                                           19,448        7.40%       10,510        4.00%        13,138       5.00%
     Firstbank - Mt. Pleasant                                   13,638        8.49%        6,423        4.00%         8,029       5.00%
     Firstbank - West Branch                                    15,935        8.46%        7,533        4.00%         9,416       5.00%
     Firstbank - Lakeview                                       10,081        8.30%        4,857        4.00%         6,071       5.00%
     Firstbank - St. Johns                                       3,978        9.44%        1,686        4.00%         2,108       5.00%

2001
Total Capital to Risk Weighted Assets
     Consolidated                                              $69,649       12.41%      $44,883        8.00%       $56,104      10.00%
     Firstbank - Alma                                           21,577       12.23%       14,118        8.00%        17,647      10.00%
     Firstbank - Mt. Pleasant                                   14,182       11.82%        9,600        8.00%        12,001      10.00%
     Firstbank - West Branch                                    15,339       11.14%       11,020        8.00%        13,775      10.00%
     Firstbank - Lakeview                                       12,239       13.87%        7,060        8.00%         8,826      10.00%
     Firstbank - St. Johns                                       4,032       14.69%        2,195        8.00%         2.744      10.00%

Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated                                              $62,726       11.18%      $22,441        4.00%       $33,662       6.00%
     Firstbank - Alma                                           19,349       10.96%        7,059        4.00%        10,588       6.00%
     Firstbank - Mt. Pleasant                                   12,674       10.56%        4,800        4.00%         7,200       6.00%
     Firstbank - West Branch                                    13,607        9.88%        5,510        4.00%         8,265       6.00%
     Firstbank - Lakeview                                       11,131       12.61%        3,530        4.00%         5,295       6.00%
     Firstbank - St. Johns                                       3,687       13.44%        1,098        4.00%         1,646       6.00%

Tier 1 (Core) Capital to Average Assets
     Consolidated                                              $62,726        8.35%      $30,063        4.00%       $37,579       5.00%
     Firstbank - Alma                                           19,349        7.69%       10,067        4.00%        12,584       5.00%
     Firstbank - Mt. Pleasant                                   12,674        8.43%        6,012        4.00%         7,515       5.00%
     Firstbank - West Branch                                    13,607        7.34%        7,414        4.00%         9,267       5.00%
     Firstbank - Lakeview                                       11,131        9.03%        4,929        4.00%         6,161       5.00%
     Firstbank - St. Johns                                       3,687       10.92%        1,351        4.00%         1,689       5.00%

NOTE U – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

                                                                                        (In Thousands of Dollars)
                                                                                    2002                                2001
                                                                         Carrying            Fair           Carrying            Fair
                                                                         Amount             Value           Amount             Value
Financial Assets:
     Cash and cash equivalents                                           $   60,547       $   60,547       $   45,814        $   45,814
     Securities available for sale                                           63,451           63,451           67,345            67,345
     Federal Home Loan Bank stock                                             4,746            4,746            4,633             4,633
     Loans held for sale                                                      9,663            9,663            5,722             5,722
     Loans, net                                                             589,859          595,042          589,316           590,917
     Accrued interest receivable                                              2,873            2,873            3,595             3,595
Financial Liabilities:
     Deposits                                                            $(576,909)       $(581,602)       $(561,139)        $(563,273)
     Securities sold under agreements to
        repurchase and overnight borrowings                              $ (30,358)       $ (30,358)       $ (32,223)        $ (32,223)
     Federal Home Loan Bank advances                                       (68,433)         (76,616)         (72,747)          (76,124)
     Notes payable                                                            (151)            (183)          (2,868)           (2,906)
     Accrued interest payable                                                 (836)            (836)          (1,319)           (1,319)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at December 31, 2002 and 2001.

NOTE V – BASIC AND DILUTED EARNINGS PER SHARE

(In Thousands, Except per Share Data)                                                                  Year Ended December 31
                                                                                              2002              2001              2000
                                                                                              ----              ----              ----
Basic Earnings per Share
     Net income                                                                              $11,826           $ 9,122          $ 8,543

     Weighted average common shares outstanding                                                5,399             5,308            5,363

          Basic earnings per share                                                           $  2.19           $  1.72          $  1.59
                                                                                              ======            ======           ======

Diluted Earnings per Share
     Net income                                                                              $11,826           $ 9,122          $ 8,543

     Weighted average common shares outstanding                                                5,399             5,308            5,363

     Add dilutive effects of assumed exercises of options                                        124                78               82
                                                                                              ------            ------           ------

     Weighted average common and dilutive potential
          Common shares outstanding                                                            5,523             5,386            5,445
                                                                                              ------            ------           ------

     Diluted earnings per share                                                              $  2.14           $  1.69          $  1.57
                                                                                              ======            ======           ======

Stock options for 131,999, 270,378, and 287,767 shares of common stock were not considered in computing diluted earnings per share for 2002, 2001, and 2000 because they were anti-dilutive.

NOTE W – FIRSTBANK CORPORATION (PARENT COMPANY ONLY)CONDENSED FINANCIAL INFORMATION (In Thousands of Dollars)

CONDENSED BALANCE SHEETS

Years Ended December 31                                                                                      2002                 2001
                                                                                                             ----                 ----
ASSETS
     Cash and cash equivalents                                                                             $ 2,782              $ 1,108
     Commercial loans                                                                                        1,290                1,300
     Investment in and advances to banking subsidiaries                                                     68,807               66,201
     Other assets                                                                                            9,970                9,635
                                                                                                           -------               ------
          Total Assets                                                                                     $82,849              $78,244
LIABILITIES AND EQUITY
     Accrued expenses and other liabilities                                                                $ 2,668              $ 3,118
     Notes payable                                                                                               0                2,700
     Shareholders' equity                                                                                   80,181               72,426
                                                                                                           -------               ------
          Total Liabilities and Shareholders' Equity                                                       $82,849              $78,244
                                                                                                           =======               ======

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31                                                                             2002           2001           2000
                                                                                                    ----           ----           ----
     Dividends from banking subsidiaries                                                          $10,478        $10,302        $ 6,323
     Other income                                                                                   4,080          3,950            137
     Other expense                                                                                (5,308)        (5,785)        (1,457)
                                                                                                   -----          -----          -----
     Income before income tax and undistributed subsidiary income                                   9,250          8,467          5,003
     Income tax benefit                                                                               396            532            342
     Equity in undistributed subsidiary income                                                      2,180            123          3,198
                                                                                                   ------         ------         ------
     Net income                                                                                    11,826          9,122          8,543
     Change in unrealized gain (loss) on securities, net of tax and
        classification effects                                                                        426            698          1,032
                                                                                                   ------         ------         ------
     Comprehensive income                                                                         $12,252        $ 9,820        $ 9,575
                                                                                                   ======         ======         ======

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31                                                                              2002           2001           2000
                                                                                                     ----           ----           ----
     Cash flows from operating activities
          Net income                                                                              $11,826        $ 9,122        $ 8,543
          Adjustments:
               Equity in undistributed subsidiary income                                          (2,180)          (122)        (3,198)
               Cash in other assets                                                                 (335)        (1,687)            (7)
               Change in other liabilities                                                          (450)            409          (218)
                                                                                                   ------        -------         ------
                    Net cash from operating activities                                              8,861          7,722          5,120
     Cash flows from investing activities
          Purchases of securities available for sale                                                    0              0            (9)
          Proceeds from sale of securities available for sale                                           0             26
          Net decrease (increase) in commercial loans                                                  10        (1,300)
          Payments for investments in subsidiaries                                                      0              0          5,515
                                                                                                   ------        -------         ------
                  Net cash from investing activities                                                   10        (1,274)        (5,524)
     Cash flows from financing activities
          Proceeds from issuance of long-term debt                                                      0          1,400          6,700
          Payments of long-term debt                                                              (2,700)        (5,400)
          Proceeds from stock issuance                                                              2,323          1,845          1,965
          Purchase of common stock                                                                (2,963)           (24)        (5,227)
          Dividends paid and cash paid in lieu of fractional shares
             on stock dividend                                                                    (3,857)        (3,419)        (3,141)
                                                                                                   ------        -------         ------
                    Net cash from financing activities                                            (7,197)        (5,598)            297
                                                                                                   ------        -------         ------
     Net change in cash and cash equivalents                                                        1,674            850          (107)
                                                                                                   ------        -------         ------
     Beginning cash and cash equivalents                                                            1,108            258            365
                                                                                                   ------        -------         ------
     Ending cash and cash equivalents                                                             $ 2,782        $ 1,108        $   258
                                                                                                   ======        =======        =======

NOTE X – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows (In Thousands of Dollars):

                                                                                                            2002       2001      2000
                                                                                                            ----       ----      ----
Unrealized holding gains and losses on available-for-sale securities                                         $ 674    $1,102     $1,562
Less reclassification adjustments for gains and losses later recognized in income                               17        28        (2)
                                                                                                              ----     -----      -----
Net unrealized gains and losses                                                                                657     1,074      1,564
Tax effect                                                                                                   (231)     (376)      (532)
                                                                                                             -----     -----      -----

Other comprehensive income                                                                                   $ 426    $  698     $1,032
                                                                                                              ====     =====      =====

NOTE Y – QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands of Dollars, Except per Share Data)                                                2002
                                                                                                ----
                                                                   1st            2nd            3rd             4th
                                                                  Quarter        Quarter        Quarter        Quarter           Year
                                                                  -------        -------        -------        -------           ----
Interest income                                                    $12,497        $12,231        $12,375         $12,145        $49,248
Net interest income                                                  8,121          8,183          8,365           8,318         32,987
Income before federal income taxes                                   4,038          4,131          4,661           4,883         17,713
Net income                                                           2,697          2,787          3,110           3,232         11,826
Basic earnings per share                                              0.50           0.52           0.57            0.60           2.19
Diluted earnings per share                                            0.49           0.50           0.56            0.59           2.14

                                                                                                2001
                                                                                                ----
                                                                   1st            2nd            3rd             4th
                                                                  Quarter        Quarter        Quarter        Quarter           Year
                                                                  -------        -------        -------        -------           ----
Interest income                                                    $14,311        $14,142        $13,781         $13,276        $55,510
Net interest income                                                  7,257          7,590          7,840           8,230         30,917
Income before federal income taxes                                   2,342          3,539          3,693           4,060         13,634
Net income                                                           1,612          2,418          2,503           2,589          9,122
Basic earnings per share                                              0.31           0.46           0.47            0.48           1.72
Diluted earnings per share                                            0.30           0.45           0.46            0.48           1.69

All per share amounts have been adjusted for stock dividends and stock splits. The first, second, and third quarters of 2002 net income amounts have been restated by $30,000 (net of tax) for the impact of adopting SFAS 147 on October 1, 2002.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank - Alma
Attorney, Goggin & Baker

Duane A. Carr
Attorney, Miel & Carr

Edward B. Grant, Ph.D., CPA
Chairman, Firstbank (Mt. Pleasant)
General Manager Public Broadcasting, Central Michigan University

Benson S. Munger, Ph.D.
Chairman, Firstbank - St. Johns
Vice President, Data Harbor, Inc.

Phillip G. Peasley
Operations Manager, Peasley's Hardware & Furniture, Inc. (Retail)

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
Chairman, Firstbank Corporation
Attorney, Goggin & Baker

Bob M. Baker
President and CEO, Gratiot Community Hospital

Martha A. Bamfield, D.D.S.
Dentist, Nester & Bamfield, DDS, PC

Donald W. Crumbaugh
Agriculture

Edward J. DeGroat, CCIM
Commercial Real Estate Operator

Paul C. Lux
Owner, Lux Funeral Homes, Inc.

Phillip G. Peasley
Operations Manager, Peasley's Hardware & Furniture, Inc.

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

Richard A. Barratt
Executive Vice President

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

FIRSTBANK (MT. PLEASANT)

BOARD OF DIRECTORS

Edward B. Grant, Ph.D., CPA, Chairman
General Manager, Public Broadcasting, Central Michigan University

Steve K. Anderson
President & CEO, Cadillac Tire Center, Cadillac
President &CEO, Upper Lakes Tire, Gaylord

Jack D. Benson
Management Consulting
Formerly - President, Old Kent Bank of Cadillac

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
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Arlene A. Yost
Secretary and Treasurer, Jay's Sporting Goods, Inc.

OFFICERS

Thomas R. Sullivan
President and Chief Executive Officer

John Buckley
Community Bank President - Cadillac

Mark B. Perry
Senior Vice President

Robert L. Wheeler
Senior Vice President

Cheryl Gaudard
Vice President

Douglas J. Ouellette
Vice President

Daniel J. Timmins
Vice President

Roger L. Trudell
Vice President

SUBSIDIARY

Firstbank - Mt. Pleasant Mortgage Company

OFFICE LOCATIONS

Mt. Pleasant 102 S. Main St. (989) 773-2600 4699 E. Pickard St. (989) 773-2335 2013 S. Mission St. (989) 773-3959 1925 E. Remus Rd. (989) 775-8528	Clare 806 N. McEwan Ave. (989) 386-7313 Cadillac (Temporary Office - Opened in Feb. 2003) 117 N. Mitchell (231) 775-9000	Shepherd 258 W. Wright Ave. (989) 828-6625	Winn 2783 Blanchard Rd. (989) 866-2210

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

Dale A. Peters
President and Chief Executive Officer

Daniel H. Grenier
Executive Vice President

Michael F. Ehinger
Vice President

Danny J. Gallagher
Vice President

Eileen S. McGregor
Vice President

W. John Powell
Vice President

Larry M. Schneider
Vice President

Mark D. Wait
Vice President

Marie A. Wilkins
Vice President

SUBSIDIARIES

1st Armored, Incorporated
1st Title, Incorporated
C.A. Hanes Realty, Incorporated
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

FIRSTBANK - LAKEVIEW

BOARD OF DIRECTORS

Chalmer Gale Hixson, Chairman
Owner, Country Corner Supermarket
Owner, A Flair for Hair
Owner, Harry Chalmers, Inc.
Owner, Powderhorn Ranch

William L. Benear
President & Chief Executive Officer, Firstbank - Lakeview
Vice President, Firstbank Corporation

Duane A. Carr
Attorney, Miel and Carr

V. Dean Floria
Sheridan Township Supervisor

Gerald L. Nielsen
Owner, Nielsen's TV & Appliance

Kenneth A. Rader
Owner, Ken Rader Farms

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Office, Firstbank (Mt. Pleasant)
OFFICERS William L. Benear President and Chief Executive Officer Kim D. vonKronenberger Senior Vice President SUBSIDIARY Firstbank - Lakeview Mortgage Company

OFFICE LOCATIONS

Lakeview 506 Lincoln Ave. (989) 352-7271 9531 N Greenville Rd. (989) 352-8180	Canadian Lakes 10049 Buchanan Rd. Stanwood, MI (231) 972-4200 Remus 201 W Wheatland Ave. (989) 967-3602	Howard City 20020 Howard City/Edmore Rd. (231) 937-4383 Morley 101 E 4th St. (231) 856-7652

FIRSTBANK - ST. JOHNS

BOARD OF DIRECTORS

Benson S. Munger, Ph.D., Chairman
Vice President, Data Harbor, Inc.

Ann M. Flermoen, D.D.S.
Dentist

William G. Jackson
Attorney, William G. Jackson, P.C.

Frank Pauli
President, St. Johns Ford-Mercury, Inc.

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

James M. Taylor
President & Chief Executive Officer, Firstbank - St. Johns
Vice President, Firstbank Corporation

OFFICERS James M. Taylor President and Chief Executive Officer Craig A. Bishop Vice President SUBSIDIARY Firstbank - St. Johns Mortgage Company

OFFICE LOCATIONS

St. Johns 201 N. Clinton Ave. (989) 227-8383 1501 Glastonbury (989)227-6995

BUSINESS OF THE COMPANY

Firstbank Corporation (the "Company") is a bank holding company. As of December 31, 2002 the Company's subsidiaries are Firstbank - Alma; Firstbank (Mt. Pleasant); First Bank - West Branch; Firstbank - Lakeview; Firstbank - St. Johns; 1st Armored, Incorporated; Gladwin Land Company; 1st Title, Incorporated;, and C.A. Hanes Realty, Incorporated. As of December 31, 2002, the Company and its subsidiaries employed 356 people on a full-time equivalent basis.

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

The banks obtain most of their deposits and loans from residents and businesses in Bay, Clare, Gratiot, Iosco, Isabella, Mecosta, Midland, Montcalm, Ogemaw, Oscoda, Roscommon, Saginaw and parts of Clinton counties. Firstbank - Alma has its main office and one branch in Alma, Michigan, and one branch located in each of the following areas; Ashley, Auburn, Ithaca, Merrill, Pine River Township (near Alma), St. Charles, St. Louis, and Vestaburg, Michigan. Firstbank (Mt. Pleasant) has its main office in Mt. Pleasant, Michigan, two branches located in Union Township (near Mt. Pleasant), and one branch located in each of the following areas; Clare, Mt. Pleasant, Shepherd, and Winn, Michigan. Firstbank - West Branch has its main office in West Branch, Michigan and one branch located in each of the following areas; Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township (near West Branch), Michigan. Firstbank - Lakeview has its main office and one branch in Lakeview, Michigan and one branch located in each of the following areas; Canadian Lakes, Howard City, Morley, and Remus, Michigan. Firstbank - St. Johns has its main office and one branch located in St. Johns, Michigan. The banks have no material foreign assets or income.

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 74% of total revenues in 2002, 78% in 2001, and 82% in 2000. Non-interest revenue accounted for approximately 20% of total revenue in 2002, 15% in 2001, and 9% in 2000. Interest on securities accounted for approximately 5% of total revenue in 2002, 6% in 2001, and 8% in 2000.

CORPORATE INFORMATION

Annual Meeting:
The annual meeting of shareholders will be held on
Monday, April 28, 2003, 4:30 p.m., Heritage Center,
Alma College, Alma, Michigan.

Independent Auditors:
Crowe, Chizek & Company, LLP
Grand Rapids, Michigan

General Councel:
Varnum Riddering Schmidt & Howlett, LLP
Grand Rapids, Michigan	Stock Information:
Organizations making a market in
Firstbank Corporation Common Stock
include:

Archipelago, LLC
B-Trade Services, LLC
Dain Rauscher, Inc.
Fahnestock & Company, Inc.
Goldman, Sachs & Company
Herzog, Heine, Geduld, LLC
Howe, Barnes Investments, Inc.
Instinet Corporation
Island System Corporation
Keefe, Bruyette & Woods, Inc.
Knight Securities, L.P.
McDonald Investments
Merrill Lynch, Pierce, Fenner
Monroe Securities
Morgan Stanley
RBC Dain Rauscher, Inc.
Raymond James Financial Services, Inc.
REDIBook ECN, LLC
Robert W. Baird & Company, Inc.
Sandler O'Neill & Partners
Spear, Leeds & Kellogg
Stifel, Nicolaus & Company, Inc.
Susquehanna Capital Group
THE BRUT ECN, LLC
Trident Securities, Inc.

For research information and/or investment
recommendations, contact:

Fahnestock & Company, Inc.
(800) 863-5434
Howe Barnes Investments, Inc.
(800) 800-4693
Stifel, Nicolaus & Company, Inc.
(314) 342-2000

Registrar and Transfer Company is
Firstbank Corporation's Transfer Agent.
You may contact the Investor Relations
Department at: (800) 368-5948

EXHIBIT 21

FIRSTBANK CORPORATION SUBSIDIARIES

NAME	STATE OF INCORPORATION	OWNERSHIP

Firstbank - Alma	Michigan	100%
Firstbank (Mt. Pleasant)	Michigan	100%
Firstbank - West Branch	Michigan	100%
Firstbank - Lakeview	Michigan	100%
Firstbank - St. Johns	Michigan	100%
Gladwin Land Company	Michigan	100%
1st Armored, Inc.	Michigan	100% by Firstbank - West Branch
1st Title, Inc.	Michigan	100% by Firstbank - West Branch
C.A. Hanes Realty, Inc.	Michigan	55% by Firstbank - West Branch
Firstbank - Alma Mortgage Company	Michigan	100% by Firstbank - Alma
Firstbank (Mt. Pleasant) Mortgage Company	Michigan	100% by Firstbank (Mt. Pleasant)
Firstbank - West Branch Mortgage Company	Michigan	100% by Firstbank - West Branch
Firstbank - Lakeview Mortgage Company	Michigan	100% by Firstbank - Lakeview
Firstbank - St. Johns Mortgage Company	Michigan	100% by Firstbank - St. Johns

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-97011, 333-60190, 333-95427, 333-53957) and Form S-3 (File Nos. 333-84286, 333-15131) of our report dated January 31, 2003 on the 2002 Consolidated Financial Statements of Firstbank Corporation, which report is included in the 2002 Annual Report on Form 10-K of Firstbank Corporation.

CROWE, CHIZEK AND COMPANY LLP
Grand Rapids, Michigan March 24, 2003

EXHIBIT 99-1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: March 24, 2003

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 99-2

I, Samuel G. Stone, Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the year ended December 31, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Annual Report on Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: March 24, 2003

/s/ Samuel G. Stone Samuel G. Stone Chief Financial Officer

EXHIBIT 99-3
Firstbank Corporation 401(k) Plan
Performance Table*

                                                          VALUE          VALUE          VALUE          VALUE           VALUE
                                                          AS OF          AS OF          AS OF          AS OF           AS OF
FUND                                                   12/31/1998     12/31/1999     12/31/2000     12/31/2001      12/31/2002

ABN AMRO Income Plus Fund                                   5.93%          5.80%          5.84%          5.72%           5.30%
                                                        $1,059.27      $1,120.76      $1,186.21      $1,254.03       $1,320.54

PIMCO Total Return (A)                                      9.25%         -0.76%         11.56%          8.99%           9.69%
                                                        $1,092.53      $1,084.19      $1,209.54      $1,318.28       $1,446.01

ABN AMRO/Chicago Capital Balanced Fund                     25.13%         12.89%          5.47%         -6.14%         -10.04%
                                                        $1,251.25      $1,412.54      $1,489.74      $1,398.23       $1,257.85

ABN AMRO S&P 500 Index Fund                                28.79%         21.17%         -8.94%        -11.93%         -22.03%
                                                        $1,287.91      $1,560.50      $1,420.95      $1,251.44         $975.71

Washington Mutual Investors Fund                           19.37%          1.16%          9.06%          1.51%         -14.85%
                                                        $1,193.70      $1,207.51      $1,316.94      $1,336.84       $1,138.34

SSR Aurora Fund (A)                                       -15.20%         33.55%         37.02%         15.83%         -19.79%
                                                          $848.04      $1,132.59      $1,551.88      $1,797.47       $1,441.84

ABN AMRO Chicago Capital Growth Fund                       35.45%         23.30%          2.10%        -13.13%         -19.37%
                                                        $1,354.52      $1,670.10      $1,705.11      $1,481.14       $1,194.30

ABN AMRO/Veredus Aggressive Growth Fund                     0.00%        112.57%        -30.18%        -13.16%         -43.91%
                                                            $   0      $2,125.70      $2,767.20      $2,403.00       $1,347.93

EuroPacific Growth Fund                                    15.54%         56.97%        -17.84%        -12.17%         -13.61%
                                                        $1,155.40      $1,813.68      $1,490.13      $1,308.71       $1,130.62

Firstbank Stock Fund                                        8.11%        -14.59%          7.88%          9.18%          42.07%
                                                        $1,081.10        $923.40        $996.20      $1,087.70       $1,545.30

*All assume an initial investment on 1/01/98 of $1,000.00.