Form 10-Q
period 2003-03-31
FIRSTBANK CORP
filed 2003-05-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   [ X ] Yes   [     ] No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    [ X ] Yes   [     ] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,403,100 shares outstanding as of April 30, 2003.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Item 2. Item 3. Item4.	Financial Statements (UNAUDITED)

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

(b)     Changes in Internal Controls

Page 3 Page 9 Page 12 Page 13
PART II. OTHER INFORMATION
Item 5. Item 6.	Other Information Exhibits and Reports on Form 8-K	Page 14 Page 14
SIGNATURES CERTIFICATIONS EXHIBITS		Page 15 Page 16, 17 Page 18

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)

                                                                                       March 31,      December 31,
                                                                                         2003             2002
                                                                                         ----             ----
ASSETS
Cash and due from banks                                                                 $24,525          $29,945
Short term investments                                                                   40,845           30,602
                                                                                         ------           ------
            Total Cash and Cash Equivalents                                              65,370           60,547

Securities available for sale                                                            75,446           63,451
Federal Home Loan Bank stock                                                              4,746            4,746
Loans held for sale                                                                       5,960            9,663

Loans, net of allowance for loan losses of $11,691 in 2003 and                          575,476          589,859
   $11,536 in 2002
Premises and equipment, net                                                              17,378           17,514
Acquisition goodwill                                                                      4,880            4,880
Other intangibles                                                                         2,919            3,158
Accrued interest receivable and other assets                                             13,717           13,702
                                                                                        -------         --------

TOTAL ASSETS                                                                           $765,892         $767,520
                                                                                        =======          =======

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
   Deposits:
      Noninterest bearing accounts                                                      $85,950          $98,148
      Interest bearing accounts:
         Demand                                                                         186,228          177,018
         Savings                                                                         87,477           83,020
         Time                                                                           215,061          218,723
                                                                                        -------         --------
            Total Deposits                                                             $574,716         $576,909

Securities sold under agreements to repurchase and overnight borrowings                 $27,829          $30,358
FHLB advances and notes payable                                                          68,558           68,584
Accrued interest and other liabilities                                                   12,154           11,488
                                                                                        -------         --------
            Total Liabilities                                                          $683,257         $687,339

SHAREHOLDER'S EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,392,373 shares
   issued and outstanding (5,368,100 in December 2002)                                   69,249           68,934
Retained earnings                                                                        12,028            9,755
Accumulated other comprehensive income                                                    1,358            1,492
                                                                                        -------         --------
            Total Shareholder's Equity                                                   82,635           80,181
                                                                                        -------         --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                             $765,892         $767,520
                                                                                        =======          =======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2003 AND 2002
(Dollars in thousands except per share data)
UNAUDITED

                                                                                       Three Months Ended March 31,
                                                                                           2003             2002
                                                                                           ----             ----
Interest Income:
   Interest and fees on loans                                                           $10,562          $11,459
   Securities
      Taxable                                                                               497              607
      Exempt from Federal Income Tax                                                        264              300
   Short term investments                                                                   122              131
                                                                                        -------          -------
            Total Interest Income                                                        11,445           12,497
Interest Expense:
   Deposits                                                                               2,469            3,263
   FHLB advances and other                                                                1,020            1,113
            Total Interest Expense                                                        3,489            4,376
            Net Interest Income                                                           7,956            8,121
   Provision for loan losses                                                                210              372
                                                                                        -------          -------
   Net Interest Income after provision for loan losses                                    7,746            7,749
Noninterest Income:
   Gain on sale of mortgage loans                                                         2,370            1,174
   Service charges on deposit accounts                                                      605              543
   Gain (loss) on sale of securities                                                          7              (7)
   Mortgage servicing, net of amortization                                                (265)             (60)
   Other                                                                                  1,372            1,101
                                                                                        -------          -------
            Total Noninterest Income                                                      4,089            2,751
Noninterest Expense:
   Salaries and employee benefits                                                         3,762            3,546
   Occupancy and equipment                                                                  949              935
   Amortization of intangibles                                                              112               89
   FDIC insurance premium                                                                    23               24
   Michigan single business tax                                                              61               24
   Other                                                                                  1,973            1,844
                                                                                        -------          -------
            Total Noninterest Expense                                                     6,880            6,462

Income before federal income taxes                                                        4,955            4,038
Federal income taxes                                                                      1,660            1,341
                                                                                        -------          -------

NET INCOME                                                                              $ 3,295          $ 2,697
                                                                                        =======          =======

   Comprehensive Income                                                                 $ 3,161          $ 2,458
                                                                                        =======          =======

   Basic Earnings Per Share                                                               $0.61            $0.50
                                                                                          =====            =====

   Diluted Earnings Per Share                                                             $0.59            $0.49
                                                                                          =====            =====

   Dividends Per Share                                                                    $0.19            $0.17
                                                                                          =====            =====

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2003 AND 2002
(Dollars in thousands)
UNAUDITED

                                                                                          Three months ended March 31,
                                                                                            2003                2002
                                                                                            ----                ----
OPERATING ACTIVITIES
   Net income                                                                            $ 3,295             $ 2,697
   Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses                                                                 210                 372
   Depreciation of premises and equipment                                                    425                 405
   Net amortization of security premiums/discounts                                           178                  74
   (Gain) loss on sale of securities                                                          (7)                  7
   Amortization of goodwill and other intangibles                                            112                  91
   Gain on sale of mortgage loans                                                         (2,370)             (1,002)
   Proceeds from sales of mortgage loans                                                 104,792              69,109
   Loans originated for sale                                                             (98,720)            (65,327)
   Decrease (increase) in accrued interest receivable and other assets                       179                (362)
   Increase (decrease) in accrued interest payable and other liabilities                     666                (210)
                                                                                         -------             --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                      8,760               5,854

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                                       107                 993
   Proceeds from maturities of securities available for sale                               4,601              15,863
   Purchases of securities available for sale                                            (17,074)            (16,419)
   Net decrease in portfolio loans                                                        14,173              13,623
   Net purchases of premises and equipment                                                  (289)               (399)
                                                                                         --------            --------
            NET CASH USED IN INVESTING ACTIVITIES                                          1,518              13,661

FINANCING ACTIVITIES
   Net decrease in deposits                                                               (2,193)             (6,676)
   Decrease in securities sold under agreements to repurchase and  other                  (2,529)             (3,411)
      short term borrowings
   Decrease of notes payable                                                                 (26)             (6,226)
   Cash proceeds from issuance of common stock                                               756                  448
   Purchase of common stock                                                                 (441)                (12)
   Cash dividends                                                                         (1,022)               (923)
                                                                                         --------            --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (5,455)            (16,800)

INCREASE  IN CASH AND CASH EQUIVALENTS                                                     4,823               2,715
   Cash and cash equivalents at beginning of period                                       60,547              45,814
                                                                                         -------             -------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $65,370             $48,529
                                                                                         =======             =======

Supplemental Disclosure
   Interest Paid                                                                         $ 3,756             $ 4,288
   Income Taxes Paid                                                                     $   700             $ 1,725

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
UNAUDITED

NOTE A – STOCK COMPENSATION

Employment compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                          March 31,
                                                                                    2003             2002
                                                                                    ----             ----

Net Income as Reported                                                          $3,295,000       $2,697,000
Deduct Stock-Based Compensation Expense Determined Under
    Fair Value Based Method                                                     $   27,000       $   34,000
                                                                                 ---------        ---------
               Pro Forma Net Income                                             $3,268,000       $2,663,000

Basic Earnings per Share as Reported                                             $    0.61       $     0.50
               Pro Forma Basic Earnings per Share                                $    0.61       $     0.49

Diluted Earnings per Share as Reported                                           $    0.59       $     0.49
               Pro Forma Diluted Earnings per Share                              $    0.59       $     0.49

NOTE B — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE C — SECURITIES

Individual securities held in the security portfolio are classified as securities available for sale. Securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternate investments, liquidity needs, or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders’ equity until realized.

NOTE D — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. The commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $145,529,000 and $129,011,000 at March 31, 2003 and December 31, 2002, respectively.

NOTE E – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)                                                              March 31,       December 31,
                                                                                       2003             2002
                                                                                       ----             ----
Nonperforming loans:
     Nonaccrual loans                                                                 $1,087            $ 630
     Loans 90 days or more past due                                                      670            3,130
     Renegotiated loans                                                                   53               53
          Total nonperforming loans                                                   $1,810           $3,813

Property from defaulted loans                                                          $ 567            $ 578

Nonperforming loans as a percent of total loans*                                       0.31%            0.64%
Nonperforming loans + ORE as a percent of total loans* + ORE                           0.40%            0.73%
Nonperforming assets as a percent of total assets                                      0.31%            0.57%

Analysis of the Allowance for Loan Losses
-----------------------------------------

(Dollars in Thousands)                                                              Three Months Ended March 31,
                                                                                       2003             2002
                                                                                       ----             ----

Balance at beginning of period                                                       $11,536          $11,038
Charge-offs                                                                            (129)            (400)
Recoveries                                                                                74               97
                                                                                      ------           ------
   Net (charge-offs) recoveries                                                         (55)            (303)
   Additions from the provision for loan losses                                          210              372
                                                                                      ------           ------
   Balance at end of period                                                          $11,691          $11,107
                                                                                      ======           ======

Average total loans* outstanding during the period                                  $592,495         $589,433
Allowance for loan loss as a percent of total loans*                                   1.99%            1.89%
Allowance for loan loss as a percent of nonperforming loans                             646%             291%
Net Charge-offs^ as a percent of average loans*                                        0.04%            0.21%

*All loan ratios exclude loans held for sale
^Annualized

NOTE F — RECLASSIFICATION

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE G – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except for per Share Data)                                            Three Months Ended March 31,
                                                                                                2003            2002
                                                                                                ----            ----
Earnings per share
   Net income                                                                                  $3,295          $2,697
   Weighted average common shares outstanding                                                   5,376           5,377

   Basic Earnings per Share                                                                    $ 0.61          $ 0.50
                                                                                                 ====            ====

Earnings per share assuming dilution
   Net income                                                                                  $3,295          $2,697
   Weighted average common shares outstanding                                                   5,376           5,377
   Add dilutive effect of assumed exercises of options                                            169             119
                                                                                                  ---             ---
   Weighted average common and dilutive potential common                                        5,545           5,496
      shares outstanding

   Diluted Earnings per Share                                                                  $ 0.59          $ 0.49
                                                                                                 ====            ====

Stock options for 85,894 shares were not considered in computing diluted earnings per share for the three month period of 2002 because they were antidilutive. There were no antidilutive stock option shares at March 31, 2003.

NOTE H - INTANGIBLE AMORTIZATION

Acquired Intangible Assets

Acquired intangible assets were as follows:

                                                               March 31, 2003                 December 31, 2002
                                                               --------------                 -----------------
                                                            Gross                           Gross
                                                          Carrying    Accumulated         Carrying    Accumulated
                                                           Amount     Amortization         Amount     Amortization
                                                           ------     ------------         ------     ------------

Core deposit premium resulting from branch
   acquisitions                                             $4,740         $1,830            $4,740        $1,756
Other customer relationship intangibles                         17              8               346           172
                                                             -----          -----             -----         -----
   Total                                                    $4,757         $1,838            $5,086        $1,928

During the first quarter of 2003, the Corporation sold customer relationship intangibles with a gross carrying amount of $329,000 and accumulated amortization of $200,000, which resulted in a realized gain of $67,000.

Estimated amortization expense for each of the next five years is as follows:

                                       2003             $334
                                       2004             $298
                                       2005             $298
                                       2006             $298
                                       2007             $297

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc. and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc.

Financial Condition

Total assets showed little change during the first three months of 2003 decreasing $1.6 million, or less than 1%, when compared to December 31, 2002. Cash and cash equivalents increased $4.8 million, or nearly 8%, and securities available for sale increased $11.9 million, or 18.9%. This increase in liquidity resulted primarily from declines in the amount of mortgages held on the balance sheet. In the current low interest rate environment, when mortgages held on the balance sheet have been refinanced into new long-term, fixed rate mortgages, Firstbank has sold most of the new mortgages in the secondary market (while retaining servicing). This factor has been the primary cause of an increase in short-term investments and liquid assets.

Total gross loans decreased $14.2 million, or 2.4%, during the first quarter of 2003. Residential mortgages declined by $6.1 million, or 3.1%, primarily as a result of re-finance activity described above. The largest percentage decline was seen in real estate construction which decreased $4.7 million, or 9.9%, due to seasonal and economic factors. Loans to individuals decreased by $1.5 million, or 2.4%. Commercial and commercial real estate loans decreased by $2.0 million, or less than 1%, from December 31, 2002, although they were 4.1% above the year-ago level.

Net charge-offs of loans decreased to $55,000 in the first quarter of 2003 compared to $303,000 in the first quarter of 2002. The ratio of net charge-offs of loans (annualized) to average loans was .04% in the first quarter of 2003 compared to .21% in the first quarter of 2002. Both levels are considered favorable by industry standards. The provision for loan losses in the first quarter of 2003, at $210,000, was reduced from prior periods due to improvements in measures of asset quality, but exceeded the very low level of net charge-offs by $155,000, and resulted in an increase in the allowance for loan losses of $155,000, or 1.3%, during the first three months of 2003. At March 31, 2003, the allowance as a percentage of outstanding loans was 1.99% compared to 1.92% at year end 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits declined $2.2 million, or 0.4%, from December 31, 2002 to March 31, 2003. Increases of $9.2 million, or 5.2%, in interest bearing demand deposits and of $4.5 million, or 5.4%, in savings deposits were offset by seasonal decreases of $12.2 million, or 12.4%, in non-interest bearing account balances and $3.7 million, or 1.7%, in time deposits. For the three month period ended March 31, 2003, securities sold under agreements to repurchase and overnight borrowings decreased $2.5 million, or 8.3%, due to normal fluctuations in customer cash flows. FHLB advances and notes payable decreased by regularly scheduled payments of $26,000. The reduced deposits and other funding sources were commensurate with the weak demand for funds from lending activities.

Total shareholder’s equity increased $2.5 million, or 3.0%, during the first three months of 2003. Net income of $3,295,000 and stock issuances of $756,000 increased shareholders’ equity, while stock repurchases of $441,000, dividends of $1,022,000, and net unrealized depreciation of securities available for sale of $134,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. Book value was $15.32 per share at March 31, 2003, up from $14.94 at December 31, 2002.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)                                                                                  Total Risk-
                                                                          Leverage     Tier 1 Capital   Base Capital
                                                                          --------     --------------   ------------

Capital Balances at March 31, 2003                                          $73,257        $73,257         $80,266
Required Regulatory Capital                                                 $31,377        $22,688         $45,376
Capital in Excess of Regulatory Minimums                                    $41,880        $50,569         $34,890

Capital Ratios at March 31, 2003                                              9.34%         12.92%          14.16%
Regulatory Capital Ratios - "Well Capitalized" Definition                     5.00%          6.00%          10.00%
Regulatory Capital Ratios - Minimum Requirement                               4.00%          4.00%           8.00%

Results of Operations

For the first quarter of 2003, net income was $3,295,000, basic earnings per share were $0.61, and diluted earnings per share were $0.59, compared to $2,458,000, $0.50, and $0.49 for the first quarter of 2002. The increase in earnings was led by the extraordinarily heavy re-finance activity that produced more than a two-fold increase in gain on sale of mortgage loans over the same period a year ago.

Average earning assets increased $13.2 million, or 1.9%, from the first quarter of 2002 to the same period of 2003. The yield on earning assets decreased 76 basis points, to 6.55%, for the quarter ended March 31, 2003, compared to 7.30% for the quarter ended March 31, 2002. The cost of funding related liabilities decreased 56 basis points when comparing the three month periods ended March 31st, from 2.53% in 2002, to 1.97% in 2003. Since the decrease in yield on earning assets was greater than the decrease in the cost of funds relative to earning assets, the net interest margin declined by 20 basis points, from 4.77% in 2002 to 4.57% in 2003. Net interest income decreased $165,000, or 2.0%, in the first three months of 2002 compared to the same period in 2002.

The provision for loan losses decreased $162,000, or 43.6%, when the first quarter of 2003 is compared to the first quarter of 2002. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the first three months of 2003 have declined by $248,000 to $55,000, when compared to $303,000 in the same period of 2002. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income increased $1,338,000, or 48.6%, when the first three months of 2003 are compared to the same period in 2002. Strong mortgage refinance activity continued into the first quarter of 2003 and resulted in an increase of $1,196,000, or 101.9%, in gains on sale of mortgage loans over the same period in 2002. Service charges on deposit accounts for the three month period ended March 31, 2003 posted an increase of $62,000, or 11.4%, over the March 31, 2002 figure. Improved rates of collection and management of fee waivers contributed to this increase. Miscellaneous non-interest income increased by $271,000, or 24.6%, when the first quarter of 2003 is compared to the same period of 2002. Increases in income among the non-bank subsidiaries (1st Title, Inc, 1st Armored, Inc. and Gladwin Land, Inc.) accounted for $179,000 of the increase. Other additions to non-interest income included $140,000 related to gains on sale of a small book of brokerage business and sale of certain real estate properties owned.

Certain categories of non-interest income declined, most notably mortgage servicing income, which declined $205,000, from a negative $60,000 for the first quarter of 2002, to a negative $265,000 for the first quarter of 2003. The negative amounts in both periods are due to the impact of refinances and other pre-payments, which require that remaining mortgage servicing rights on a prepaid or refinanced mortgage be written off against mortgage servicing income at the same time that new mortgage servicing rights are created for the refinanced mortgage and recorded as part of gain on sale of mortgages. The increased size of the negative amount in the first quarter of 2003 was related to the increased level of mortgage refinance activity.

Total non-interest expense increased $418,000, or 6.5%, when comparing the three month periods ended March 31, 2003 and 2002. Salaries and employee benefits increased $216,000, or 6.1%, over the 2002 level. Approximately one half of this increase was the result of additional staff at two new full-service branch facilities which were not in operation during the first quarter of 2002. The remainder of the increase was due to yearly merit raises and an increase in part-time staff necessary to meet the needs related to the high volume in the mortgage business. Amortization of intangible assets increased by $23,000, or 25.9%, due to the sale of a brokerage customer list, and write-off of the remaining intangible assets related to that customer list, and certain other customer accounts that had been acquired at the same time. Michigan Single Business tax increased $37,000, or 154.2%, over the 2002 expense due to the tax effect of the large increase in non-interest income. Other miscellaneous non-interest expense increased $129,000, or 7.0%, when the first three months of 2003 are compared to the same period of 2002. Increases in commissions and contracted services for real estate title and appraisal work at two non-bank subsidiaries accounted for more than 60% of this increase.

Federal Income tax expense increased $319,000, or 23.8%, in response to the increased earnings.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report, are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 8 and 9 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 9 through 10 in the registrant’s annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2002.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 11 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 12, 2003, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of May 6, 2003 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit.	Description
99.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

Report on Form 8-K dated January 16, 2003, announcing 2002 fourth quarter and full year results.

Report on Form 8-K dated January 28, 2003, reporting a cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)
Date: May 13, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q, of Firstbank Corporation;

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

4.

The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 12, 2003

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

4.

The registrant’s other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 13, 2003

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

EXHIBIT 99.1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date:   May 12, 2003

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 99.2

I, Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date:   May 13, 2003

/s/ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer