Form 10-Q
period 2003-06-30
FIRSTBANK CORP
filed 2003-08-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003

or

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ______ to _______.

Commission file number: 000-14209

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

        Common stock . . . 5,401,304 shares outstanding as of July 31, 2003.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Item 2. Item 3. Item4.	Financial Statements (UNAUDITED)

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

(b)     Changes in Internal Controls

Page 3 Page 11 Page 15 Page 16 Page 16 Page 16
PART II. OTHER INFORMATION
Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Defaults Upon Senior Securities Submission of Matters to a Vote of Securities Holders Other Information Exhibits and Reports on Form 8-K	Page 17 Page 17 Page 17 Page 17 Page 17 Page 17
SIGNATURES EXHIBIT INDEX		Page 18 Page 19

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)
UNAUDITED

                                                                                     June 30,        December 31,
                                                                                       2003              2002
                                                                                       ----              ----
ASSETS
Cash and due from banks                                                             $ 24,816          $ 29,945
Short term investments                                                                33,999            30,602
                                                                                     -------           -------
            Total Cash and Cash Equivalents                                           58,815            60,547

Securities available for sale                                                         72,136            63,451
Federal Home Loan Bank stock                                                           4,809             4,746

Loans held for sale                                                                    7,890             9,663

Loans, net of allowance for loan losses of $11,712 in 2003 and $11,536 in 2002       584,085           589,859

Premises and equipment, net                                                           17,222            17,514
Goodwill                                                                               4,880             4,880
Other intangibles                                                                      2,848             3,158
Accrued interest receivable and other assets                                          13,858            13,702
                                                                                     -------           -------

TOTAL ASSETS                                                                        $766,543          $767,520
                                                                                     =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
      Noninterest bearing accounts                                                  $ 96,723          $ 98,148
      Interest bearing accounts:
         Demand                                                                      182,249           177,018
         Savings                                                                      90,938            83,020
         Time                                                                        204,236           218,723
                                                                                     -------           -------
            Total Deposits                                                           574,146           576,909

Securities sold under agreements to repurchase and overnight borrowings               28,069            30,358
Notes payable                                                                         69,298            68,584
Accrued interest and other liabilities                                                10,525            11,488
                                                                                     -------           -------
            Total Liabilities                                                       $682,038          $687,339

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,388,221 shares issued
    and outstanding (5,368,100 in December 2002)                                    $ 68,538          $ 68,934
Retained earnings                                                                     14,321             9,755
Accumulated other comprehensive income                                                 1,646             1,492
                                                                                     -------           -------
            Total Shareholders' Equity                                                84,505            80,181
                                                                                     -------           -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $766,543          $767,520
                                                                                     =======           =======

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2003 AND 2002
(Dollars in thousands except per share data)
UNAUDITED

                                                                                   Three Months Ended June 30,
                                                                                     2003              2002
                                                                                     ----              ----

Interest Income:
   Interest and fees on loans                                                      $10,309           $11,276
   Securities
      Taxable                                                                          483               586
      Exempt from Federal Income Tax                                                   262               291
   Short term investments                                                              108                78
                                                                                    ------            ------
            Total Interest Income                                                   11,162            12,231
Interest Expense:
   Deposits                                                                          2,252             3,029
   Notes payable and other                                                           1,025             1,019
                                                                                    ------            ------
            Total Interest Expense                                                   3,277             4,048
            Net Interest Income                                                      7,885             8,183
   Provision for loan losses                                                           120               223
                                                                                    ------            ------
   Net Interest Income after provision for loan losses                               7,765             7,960
Noninterest Income:
   Gain on sale of mortgage loans                                                    3,114               677
   Service charges on deposit accounts                                                 646               585
   Gain on sale of securities                                                            2                16
   Mortgage servicing, net of amortization                                            (429)             (102)
   Other                                                                             1,464               992
                                                                                    ------            ------
            Total Noninterest Income                                                 4,797             2,168
Noninterest Expense:
   Salaries and employee benefits                                                    4,080             3,279
   Occupancy                                                                           914               849
   Amortization of intangibles                                                          73                90
   FDIC insurance premium                                                               23                25
   Michigan Single Business Tax                                                         74                37
   Other                                                                             2,334             1,717
                                                                                    ------            ------
            Total Noninterest Expense                                                7,498             5,997

Income before Federal Income Taxes                                                   5,064             4,131
Federal Income Taxes                                                                 1,691             1,344
                                                                                    ------            ------

NET INCOME                                                                         $ 3,373           $ 2,787
                                                                                    ======            ======

   Comprehensive Income                                                            $ 3,662           $ 3,256
                                                                                    ======            ======

   Basic Earnings Per Share                                                         $  0.62           $  0.51
                                                                                     ======            ======

   Diluted Earnings Per Share                                                       $  0.60           $  0.50
                                                                                     ======            ======

   Dividends Per Share                                                              $  0.20           $  0.18
                                                                                     ======            ======

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2003 AND 2002
(Dollars in thousands except per share data)
UNAUDITED

                                                                                    Six Months Ended June 30,
                                                                                     2003              2002
                                                                                     ----              ----

Interest Income:
   Interest and fees on loans                                                      $20,871           $22,735
   Securities
      Taxable                                                                          980             1,193
      Exempt from Federal Income Tax                                                   526               591
   Short term investments                                                              230               209
                                                                                    ------            ------
            Total Interest Income                                                   22,607            24,728
Interest Expense:
   Deposits                                                                          4,721             6,292
   Notes payable and other                                                           2,045             2,132
                                                                                    ------            ------
            Total Interest Expense                                                   6,766             8,424
            Net Interest Income                                                     15,841            16,304
   Provision for loan losses                                                           330               595
                                                                                    ------            ------
   Net Interest Income after provision for loan losses                              15,511            15,709
Noninterest Income:
   Gain on sale of mortgage loans                                                    5,484             1,851
   Service charges on deposit accounts                                               1,251             1,128
   Gain on sale of securities                                                            9                 9
   Mortgage servicing, net of amortization                                            (694)             (162)
   Other                                                                             2,836             2,093
                                                                                    ------            ------
            Total Noninterest Income                                                 8,886             4,919
Noninterest Expense:
   Salaries and employee benefits                                                    7,842             6,825
   Occupancy                                                                         1,863             1,784
   Amortization of intangibles                                                         185               181
   FDIC insurance premium                                                               46                49
   Michigan Single Business Tax                                                        135                61
   Other                                                                             4,307             3,559
                                                                                    ------            ------
            Total Noninterest Expense                                               14,378            12,459

Income before Federal Income Taxes                                                  10,019             8,169
Federal Income Taxes                                                                 3,351             2,685
                                                                                    ------            ------

NET INCOME                                                                         $ 6,668           $ 5,484
                                                                                    ======            ======

   Comprehensive Income                                                            $ 6,823           $ 5,714
                                                                                    ======            ======

   Basic Earnings Per Share                                                         $  1.24           $  1.02
                                                                                     ======            ======

   Diluted Earnings Per Share                                                       $  1.20           $  0.99
                                                                                     ======            ======

   Dividends Per Share                                                              $  0.39           $  0.35
                                                                                     ======            ======

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2003 AND 2002
(Dollars in thousands)
UNAUDITED

                                                                                        Six months ended June 30,
                                                                                          2003             2002
                                                                                          ----             ----
OPERATING ACTIVITIES
   Net income                                                                          $  6,668         $  5,484
   Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses                                                                330              595
   Depreciation of premises and equipment                                                   848              819
   Net amortization of security premiums/discounts                                          378              187
   (Gain) loss on sale of securities                                                         (9)              (9)
   Amortization of intangibles                                                              185              181
   Gain on sale of mortgage loans                                                        (5,484)          (1,582)
   Proceeds from sales of mortgage loans                                                230,216           92,226
   Loans originated for sale                                                           (222,959)         (86,852)
   Decrease (increase) in accrued interest receivable and other assets                     (121)            (706)
   Increase (decrease) in accrued interest payable and other liabilities                   (963)              24
                                                                                        -------          -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  9,089         $ 10,367

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                                 $    109         $  1,009
   Proceeds from maturities of securities available for sale                             15,376           24,955
   Purchases of securities available for sale                                           (24,295)         (25,451)
   Purchases of Federal Loan Bank stock                                                     (63)            (113)
   Net decrease in portfolio loans                                                        5,444            2,281
   Net purchases of premises and equipment                                                 (556)            (658)
                                                                                        -------          -------
            NET CASH USED IN INVESTING ACTIVITIES                                      $ (3,985)        $  2,023

FINANCING ACTIVITIES
   Net decrease in deposits                                                            $ (2,763)        $ (7,667)
   Decrease in securities sold under agreements to repurchase and other
      short term borrowings                                                              (2,289)          (3,531)
   Decrease of notes payable                                                                714           (9,496)
   Cash proceeds from issuance of common stock                                            1,965            1,253
   Purchase of common stock                                                              (2,361)             (12)
   Cash dividends                                                                        (2,102)          (1,903)
                                                                                        -------          -------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        $ (6,836)        $(21,356)

INCREASE IN CASH AND CASH EQUIVALENTS                                                    (1,732)          (8,966)
   Cash and cash equivalents at beginning of period                                      60,547           45,814
                                                                                        -------          -------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 58,815         $ 36,848
                                                                                        =======          =======

Supplemental Disclosure
   Interest Paid                                                                       $  7,226         $  8,733
   Income Taxes Paid                                                                   $  4,200         $  3,263

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

                                                            Three Months Ended                   Six Months Ended
                                                        June 30,          June 30,           June 30,          June 30,
                                                          2003              2002               2003              2002
                                                          ----              ----               ----              ----

Net income as reported                                $3,373,000        $2,787,000         $6,668,000        $5,484,000
Deduct stock-based compensation expense
   determined under fair value based method               31,500            33,500             63,000            67,000
                                                       ---------         ---------          ---------         ---------
             Pro Forma Net Income                     $3,341,500        $2,753,500         $6,605,000        $5,417,000

Basic earnings per share as reported                       $0.62             $0.51              $1.24             $1.02
             Pro Forma Basic Earnings per Share            $0.62             $0.51              $1.23             $1.00

Diluted earnings per share as reported                     $0.60             $0.50              $1.20             $0.99
             Pro Forma Diluted Earnings per Share          $0.60             $0.50              $1.19             $0.98

NOTE B — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE D — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. These commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $179,499,000 and $129,011,000 at June 30, 2003 and December 31, 2002, respectively.

NOTE E – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:
(Dollars in Thousands)                                                           June 30,      December 31,
                                                                                   2003            2002
                                                                                   ----            ----
Nonperforming loans:

     Nonaccrual loans                                                             $  914          $  630
     Loans 90 days or more past due                                                  959           3,130
     Renegotiated loans                                                               53              53
                                                                                   -----           -----
          Total nonperforming loans                                               $1,926          $3,813

Property from defaulted loans                                                     $  739          $  578

Nonperforming loans as a percent of total loans*                                   0.33%           0.63%
Nonperforming loans + ORE as a percent of total loans* + ORE                       0.45%           0.73%
Nonperforming assets as a percent of total assets                                  0.35%           0.57%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,     June 30,            June 30,      June 30,
                                                                        2003         2002                2003          2002
                                                                        ----         ----                ----          ----

Balance at beginning of period                                        $11,691       $11,107            $11,536       $11,038
Charge-offs                                                              (168)          (97)              (296)         (498)
Recoveries                                                                 69            46                142           144
                                                                       ------        ------             ------        ------
   Net (charge-offs) recoveries                                           (99)          (51)              (154)         (354)
   Additions from the provision for loan losses                           120           223                330           595
                                                                       ------        ------             ------        ------
   Balance at end of period                                           $11,712       $11,279            $11,712       $11,279
                                                                       ======        ======             ======        ======

Average total loans* outstanding during the period                   $591,952      $590,624           $592,223      $590,028
Allowance for loan loss as a percent of total loans*                    1.97%         1.89%              1.97%         1.89%
Allowance for loan loss as a percent of nonperforming loans              608%          773%               608%          773%
Net Charge-offs^ as a percent of average loans*                         0.07%         0.03%              0.05%         0.12%

   *All loan ratios exclude loans held for sale
   ^Annualized

NOTE F — RECLASSIFICATION

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE G – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)
                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                                    2003           2002          2003         2002
                                                                    ----           ----          ----         ----
Earnings per share
   Net income                                                      $3,373         $2,787        $6,668       $5,484
   Weighted average common shares outstanding                       5,400          5,418         5,388        5,398

   Basic earnings per share                                        $ 0.62         $ 0.51        $ 1.24       $ 1.02
                                                                     ====           ====          ====         ====

Earnings per share assuming dilution
   Net income                                                      $3,373         $2,787        $6,668       $5,484
   Weighted average common shares outstanding                       5,400          5,418         5,388        5,398
   Add dilutive effect of assumed exercises of options                181            133           167          122
   Weighted average common and dilutive potential common
      shares outstanding                                            5,581          5,551         5,555        5,520

    Diluted earnings per share                                     $ 0.60         $ 0.50        $ 1.20       $ 0.99
                                                                     ====           ====          ====         ====

Stock options for 87,489 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods of 2002 because they were antidilutive. There were no antidilutive shares in the 2003 periods.

NOTE H – ACQUISITION INTANGIBLES

Goodwill

(Dollars in thousands)

The change in the carrying amount of goodwill for the six month period is as follows:

Balance at January 1, 2003	$4,880
Goodwill from acquisition during the year	0
Balance at June 30, 2003	$4,880

Acquired Intangible Assets

Acquired intangible assets were as follows:

                                                                  June 30, 2003                      December 31, 2002
                                                                  -------------                      -----------------
                                                              Gross                               Gross
                                                            Carrying      Accumulated           Carrying       Accumulated
                                                             Amount       Amortization           Amount        Amortization
                                                             ------       ------------           ------        ------------
Core deposit premium resulting from branch
   Acquisitions                                              $4,740         $1,905               $4,740           $1,756
Other customer relationship intangibles                          20              7                  346              172
                                                              -----          -----                -----            -----
   Total                                                     $4,760         $1,912               $5,086           $1,928
                                                              =====          =====                =====            =====

During the first quarter of 2003, the Corporation sold customer relationship intangibles with a gross carrying value of $329,000 and accumulated amortization of $200,000, which resulted in a realized gain of $67,000.

Estimated remaining amortization expense for each of the next five years is as follows:

2003	$152
2004	$302
2005	$301
2006	$300
2007	$298

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

Financial Condition

Total assets showed very little change during the first six months of 2003, decreasing just $977,000, or 0.1%, from December 31, 2002 to June 30, 2003. Securities available for sale and Federal Home Loan Bank stock increased $8,685,000, or 13.7%, and $63,000, or 1.3%, respectively. Cash and cash equivalents decreased $1.7 million, or 2.9%, and loans held for sale decreased $1.8 million, or 18.3%.

Total loans decreased $5.6 million, or 0.93%, although commercial loans, including commercial real estate loans, increased $7.3 million, or 2.5%. The growth in commercial loans was offset by decreases in other loan categories. Residential mortgages and real estate construction loans decreased by $10.3 million, or, 4.2%, and consumer loans decreased by $2.6 million, or 4.1%. The decline in mortgage loans was largely attributable to re-finance activity, where portfolio loans were re-financed and sold into the secondary market with servicing retained by the Corporation.

Net charge-offs of loans decreased to $154,000 for the first six months of 2003 compared to $354,000 for the same period in 2002. The ratio of net charged-off loans (annualized) to average loans decreased from 0.12% at June 30, 2002 to 0.05% at June 30, 2003. The provision for loan losses for the six month period of 2003, at $330,000, exceeded net charge-offs by $176,000 and resulted in an increase in the allowance for loan loss of $176,000, or 1.5%. At June 30, 2003, the allowance as a percent of outstanding loans was 1.97% compared to 1.92% at year end 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further under “Results of Operations.”

Total deposits declined $2.7 million, or 0.5%, from December 31, 2002 to June 30, 2003. Increases of $5.2 million, or 3.0%, in interest bearing demand deposits and of $7.9 million, or 9.5%, in savings accounts were offset by decreases of $14.5 million, or 6.6%, in time deposits and of $1.4 million, or 1.5%, in non-interest bearing account balances. For the six month period ended June 30, 2003, securities sold under agreements to repurchase and overnight borrowings decreased by $2.3 million, or 7.5%. Repayments of $1,286,000 on Federal Home Loan Bank advances and other notes payable were offset by additional borrowings of $2,000,000 and resulted in a net increase of $714,000, or 1.0%, in the outstanding balance.

Total shareholders’ equity increased $4.3 million, or 5.4%, during the first six months of 2003. Net income of $6,668,000, stock issuances of $1,966,000, and net unrealized appreciation on securities available for sale of $155,000 increased shareholders’ equity while stock repurchases of $2,361,000 and cash dividends of $2,102,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The book value per share of common stock was $15.68 at June 30, 2003, up from $14.94 at December 31, 2002.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)                                                            Tier 1        Total Risk-
                                                                   Leverage      Capital       Base Capital
                                                                   --------      -------       ------------

Capital Balances at June 30, 2003                                   $74,865      $74,865          $82,015
Required Regulatory Capital                                         $30,434      $23,145          $46,290
Capital in Excess of Regulatory Minimums                            $44,431      $51,720          $35,725

Capital Ratios at June 30, 2003                                       9.84%       12.94%           14.17%
Regulatory Capital Ratios - "Well Capitalized" Definition             5.00%        6.00%           10.00%
Regulatory Capital Ratios - Minimum Requirement                       4.00%        4.00%            8.00%

Results of Operations

Net income for the first six months of 2003 was $6,668,000, with basic earnings per share of $1.24 and diluted earnings per share of $1.20, compared to $5,484,000, $1.02, and $0.99 for the same period in 2002. The increase in earnings was led by continued heavy mortgage re-finance activity that produced nearly three times the level of gain on sale of mortgage loans as the same period a year ago.

Average earning assets increased $22.3 million, or 3.2%, in the twelve month period from June 30, 2002 to June 30, 2003. The yield on earning assets decreased 84 basis points, to 6.45%, at June 30, 2003 compared to 7.29% at June 30, 2002. The cost of funding related liabilities decreased 55 basis points when comparing the six month period ended June 30, from 2.45% in 2002 to 1.90% in 2003. Since the decrease in the cost of funds relative to earning assets was less than the decrease in yield on earning assets, the net interest margin decreased 29 basis points during the first six months from 4.83% in 2002 to 4.54% in 2003. Net interest income decreased $0.5 million, or 2.8%, in the first six months of 2003 compared to the same period in 2002.

For the first six months of 2003 the provision for loan losses decreased by $265,000 to $330,000 compared to $595,000 for the same period in 2002. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the Banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each Bank. Net charge offs have decreased by $200,000 when compared to the same period of 2002 and management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income for the six month period ended June 30, 2003 increased $4.0 million, or 80.6%, compared to June 30, 2002 figures. Strong mortgage refinance activity has continued in 2003 and has resulted in an increase of $3.6 million, or nearly 200%, in gain on the sale of mortgage loans when the first six months of 2003 are compared to the same period in 2002. The large gains seen in 2003 are the result of customer reaction to the current favorable rate environment and management does not expect these gains to be repeated in a rising rate environment. Partially offsetting these gains was lower mortgage servicing income, which declined from a negative $162,000 in 2002 to a negative $694,000 in 2003. The negative amounts in both periods are due to the impact of refinances and other pre-payments, which require that remaining mortgage servicing rights on a prepaid or refinanced mortgage be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the refinanced mortgage and recorded as part of gain on sale of mortgages. The increased size of the negative amount at June 30, 2003 reflects increased mortgage re-finance activity.

Service fees on deposit accounts for the six month period ended June 30, 2003 posted an increase of $123,000, or 10.9%, over the 2002 figure for the comparable period. Improved rates of collection and management of fee waivers contributed to the increase. Miscellaneous other income increased by $743,000, or 35.5%. Increases in income among the non-bank subsidiaries (1st Title, Inc, 1st Armored, Inc., C.A. Hanes Realty, and Gladwin Land, Inc.) accounted for $535,000 of the increase. Other additions to non-interest income included $183,000 related to gains on sale of a small book of brokerage business and sale of certain real estate properties owned and $153,000 in revenue paid by the purchaser of Firstbank-Alma’s trust business. Other areas of miscellaneous income decreased.

Total non-interest expense increased $1.9 million, or 15.4%, when comparing the six month periods ended June 30, 2003 and 2002. Salary and benefit expense increased $1.0 million, or 14.9%, over the 2002 level. Approximately $660,000 of this increase was the result of staffing two new full-service branch facilities which were not in operation during the first half of 2002, yearly merit raises, an increase in staff necessary to meet the needs related to the high volume in the mortgage business, and bonus expense recognized ratably over the year. The cost of employee benefits increased $357,000 as a result of increases in health insurance expense and increased employment taxes.

Expenses for occupancy and equipment increased $79,000, or 4.4%. Depreciation, rental expense, and small equipment purchases for two new branch offices amounted to an increase of $91,000. Excluding the new facilities, occupancy and equipment expense decreased $12,000. Michigan Single Business tax increased by $74,000, or 121.3%, as a result of higher earnings subject to this tax. Other miscellaneous non-interest expense increased $748,000, or 21.0%, when the first six months are compared to the same period of 2002. Increases in commissions and contracted services for real estate title and appraisal work at two non-bank subsidiaries accounted for $237,000 of the increase. In addition, advertising and promotional expense throughout the company posted an increase of $241,000, largely related to the increased mortgage re-finance activity, and write-downs of bank owned real estate properties amounted to $95,000 more than the 2002 figure.

Federal Income Tax expense increased by $666,000, or 24.8%, as a result of increased income.

Analysis of the second quarter of 2003 compared to the second quarter of 2002 provides observations which are similar to the comparisons of the year-to-date periods. Net income for the three month period was $3,373,000, basic earnings per share were $0.62, and diluted earnings per share were $0.60 compared to $2,787,000, $0.51, and $0.50 for the second quarter of 2002. The three month yield on earning assets declined 92 basis points from 7.27% in 2002 to 6.35% in 2003. For the same periods, the cost of funding related liabilities decreased 53 basis points from 2.37% in 2002 to 1.84% in 2003. As a result, net interest margin for the three month period decreased from 4.90% in 2002 to 4.51% in 2003. The provision for loan losses decreased $103,000, or 46.2%, when the second quarter of 2003 is compared to the same period of 2002 as a result of loan loss analysis procedures adopted in late 2001 and discussed previously. Total non-interest income for the second quarter of 2003 showed an increase of $2.6 million, or 121.3%, over the second quarter of 2002. By far the largest increase was in the gain realized on the sale of mortgage loans which was $2.4 million, or 360.0% greater than the gain in the second quarter of 2002. Service charges on deposit accounts posted a $61,000, or 10.4%, increase over the 2002 figure due to improved management of fee collections and fee waivers. Other miscellaneous non-interest income showed an increase of $472,000, or a 47.6% gain over the 2002 figure due for the most part to increased activity at 1st Title, Inc., Gladwin Land Company, Inc. and C.A. Hanes Realty, Inc. Certain other categories of non-interest income declined when the second quarter of 2003 is compared to the second quarter of 2002. The most notable of the decreases occurred in mortgage loan servicing which decreased from a negative $102,000 in the second quarter of 2002 to a negative $429,000 due to the active mortgage refinance market and the accounting methods for mortgage servicing rights discussed above.

During the second quarter of 2003 total non-interest expense increased $1.5 million, or 25.0%, compared to the second quarter of 2002. Salaries and employee benefits increased $801,000, or 24.4%. The increase in personnel expense was the result of additional staff at two new full-service branch facilities which were not in operation during the second quarter of 2002, yearly merit raises, and an increase in part-time staff necessary to meet the needs related to the high volume in the mortgage business. Expenses for occupancy and equipment increased by $65,000, or 7.7%, when the second quarter of 2003 is compared to the same period of 2002. Amortization of intangible assets decreased by $17,000, or 18.9%, due to the sale of a brokerage customer list, and write-off of the remaining intangible assets related to that customer list and certain other customer accounts in the first quarter of 2003. Michigan Single Business tax increased $37,000, or 100%, in the second quarter of 2003 in response to higher earnings subject to this tax. Other miscellaneous expense increased by $617,000, or 35.9% in the second quarter of 2003 compared to the second quarter of 2002. Increases in commissions and other contracted services for real estate title and appraisal work and for training efforts throughout the company amounted to $226,000. Marketing and promotion expense associated with mortgage re-financing activity contributed $146,000 to the increase in miscellaneous expense.

For the second quarter of 2003, Federal Income Tax increased by $347,000 over the 2002 figure as a result of increased income.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Corporation does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Corporation’s operating results or financial condition.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Corporation’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 13 of this Form 10-Q quarterly report for a discussion of the limitations on the Corporation’s responsibility for such statements.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures
On August 5, 2003, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls
There were no significant changes in the Corporation’s internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings. — None

Item 2. Changes in Securities and Use of Proceeds. — None

Item 3. Defaults Upon Senior Securities. — None

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders of the Corporation was held on April 28, 2003. The shareholders of the Corporation voted on the following matters at the meeting:

Election of two directors with terms expiring in 2006.
Director Nominee:	For	Withhold
David D. Roslund Thomas R. Sullivan	4,168,426 4,156,278	13,267 25,415

Item 5. Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report, except for certain miscellaneous services that meet the de minimus exception under current regulations.

Item 6. Exhibits and Reports on Form 8-K

         (a)         Exhibits:

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
Report on Form 8-K dated April 17, 2003 announcing the registrant’s first quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)
Date: August 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firstbank Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: August 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 31.2

I, Samuel G. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firstbank Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: August 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date: August 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 32.2

I, Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date: August 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer