Form 10-Q
period 2003-09-30
FIRSTBANK CORP
filed 2003-11-14
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003

or

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,389,772 shares outstanding as of October 31, 2003.

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (UNAUDITED)	Page 3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 14

Item 4	Controls and Procedures	Page 15

(a) Evaluation of Disclosure Controls and Procedures

(b) Changes in Internal Controls

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Page 16

Item 2	Changes in Securities and Use of Proceeds	Page 16

Item 3	Defaults Upon Senior Securities	Page 16

Item 4	Submission of Matters to a Vote of Securities Holders	Page 16

Item 5	Other Information	Page 16

Item 6	Exhibits and Reports on Form 8-K	Page 16

SIGNATURES		Page 17

EXHIBIT INDEX		Page 18

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Dollars in thousands)
UNAUDITED

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$ 24,325	$ 29,945
Short term investments	34,954	30,602

Total Cash and Cash Equivalents	59,279	60,547

Securities available for sale	69,889	63,451
Federal Home Loan Bank stock	4,857	4,746

Loans held for sale	3,296	9,663

Loans, net of allowance for loan losses of $11,634 in 2003 and $11,536	589,996	589,859
in 2002

Premises and equipment, net	17,470	17,514
Goodwill	4,880	4,880
Other intangibles	2,773	3,158
Accrued interest receivable and other assets	12,198	13,702

TOTAL ASSETS	$764,638	$767,520

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing accounts	$102,272	$ 98,148
Interest bearing accounts:
Demand	181,532	177,018
Savings	96,732	83,020
Time	193,269	218,723

Total Deposits	573,805	576,909

Securities sold under agreements to repurchase and overnight borrowings	29,357	30,358
Notes payable	66,286	68,584
Accrued interest and other liabilities	8,936	11,488

Total Liabilities	$678,384	$687,339

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,392,373 shares issued
and outstanding (5,368,100 in December 2002)	$ 68,704	$ 68,934
Retained earnings	16,118	9,755
Accumulated other comprehensive income	1,432	1,492

Total Shareholders' Equity	86,254	80,181

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$764,638	$767,520

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2003	2002

Interest Income:
Interest and fees on loans	$ 30,942	$ 34,161
Securities
Taxable	1,419	1,771
Exempt from Federal Income Tax	781	873
Short term investments	343	298

Total Interest Income	33,485	37,103
Interest Expense:
Deposits	6,721	9,242
Notes payable and other	3,065	3,192

Total Interest Expense	9,786	12,434
Net Interest Income	23,699	24,669
Provision for loan losses	445	817

Net Interest Income after provision for loan losses	23,254	23,852
Noninterest Income:
Gain on sale of mortgage loans	8,045	3,250
Service charges on deposit accounts	1,904	1,781
Gain on sale of securities	9	9
Mortgage servicing, net of amortization	(1,164)	(386)
Other	4,411	3,361

Total Noninterest Income	13,205	8,015
Noninterest Expense:
Salaries and employee benefits	12,186	10,465
Occupancy	2,813	2,687
Amortization of intangibles	260	271
FDIC insurance premium	69	72
Michigan Single Business Tax	192	106
Other	6,614	5,437

Total Noninterest Expense	22,134	19,038

Income before Federal Income Taxes	14,325	12,829
Federal Income Taxes	4,782	4,236

NET INCOME	$ 9,543	$ 8,593

Comprehensive Income	$ 9,484	$ 9,172

Basic Earnings Per Share	$ 1.77	$ 1.59

Diluted Earnings Per Share	$ 1.72	$ 1.55

Dividends Per Share	$ 0.59	$ 0.53

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2003	2002
Interest Income:
Interest and fees on loans	$ 10,071	$ 11,426
Securities
Taxable	439	578
Exempt from Federal Income Tax	255	282
Short term investments	113	89

Total Interest Income	10,878	12,375
Interest Expense:
Deposits	2,000	2,950
Notes payable and other	1,020	1,060

Total Interest Expense	3,020	4,010
Net Interest Income	7,858	8,365
Provision for loan losses	115	222

Net Interest Income after provision for loan losses	7,743	8,143
Noninterest Income:
Gain on sale of mortgage loans	2,561	1,399
Service charges on deposit accounts	653	653
Gain on sale of securities	0	0
Mortgage servicing, net of amortization	(470)	(224)
Other	1,575	1,268

Total Noninterest Income	4,319	3,096
Noninterest Expense:
Salaries and employee benefits	4,344	3,640
Occupancy	950	903
Amortization of intangibles	75	90
FDIC insurance premium	23	23
Michigan Single Business Tax	57	45
Other	2,307	1,878

Total Noninterest Expense	7,756	6,579
Income before Federal Income Taxes	4,306	4,660
Federal Income Taxes	1,431	1,551

NET INCOME	$ 2,875	$ 3,109

Comprehensive Income	$ 2,661	$ 3,256

Basic Earnings Per Share	$ 0.53	$ 0.57

Diluted Earnings Per Share	$ 0.52	$ 0.56

Dividends Per Share	$ 0.20	$ 0.18

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002
(Dollars in thousands)
UNAUDITED

	Nine Months ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$ 9,543	$ 8,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	445	817
Depreciation of premises and equipment	1,274	1,193
Net amortization of security premiums/discounts	528	291
Gain on sale of securities	(9)	(9)
Amortization of intangibles	260	271
Gain on sale of mortgage loans	(8,045)	(2,818)
Proceeds from sales of mortgage loans	358,132	156,064
Loans originated for sale	(343,720)	(155,311)
Increase (decrease) in accrued interest receivable and other assets	1,653	(845)
(Decrease) increase in accrued interest payable and other liabilities	(2,552)	617

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,509	8,863

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,444	1,009
Proceeds from maturities of securities available for sale	27,341	34,749
Purchases of securities available for sale	(35,826)	(41,006)
Purchases of Federal Loan Bank stock	(111)	(113)
Net increase in portfolio loans	(582)	(5,555)
Net purchases of premises and equipment	(1,230)	(1,014)

NET CASH USED IN INVESTING ACTIVITIES	(8,964)	(11,930)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,104)	11,675
(Decrease) increase in securities sold under agreements to repurchase and other short term borrowings	(1,001)	1,860
Decrease of notes payable	(2,298)	(6,007)
Cash proceeds from issuance of common stock	2,742	1,858
Purchase of common stock	(2,972)	(1,732)
Cash dividends	(3,180)	(2,884)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,813)	4,770

INCREASE IN CASH AND CASH EQUIVALENTS	(1,268)	1,703
Cash and cash equivalents at beginning of period	60,547	45,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 59,279	$ 47,517

Supplemental Disclosure
Interest Paid	$ 10,211	$ 11,733
Income Taxes Paid	$ 5,900	$ 4,683

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income as reported	$ 2,875,000	$ 3,109,000	$ 9,543,000	$ 8,593,000
Deduct stock-based compensation expense
determined under fair value based method	$ 31,667	$ 33,333	$ 95,000	$ 100,000

Pro Forma Net Income	$ 2,843,333	$ 3,075,667	$ 9,448,000	$ 8,493,000

Basic earnings per share as reported	$0.53	$0.57	$1.77	$1.59
Pro Forma Basic Earnings per Share	$0.53	$0.57	$1.75	$1.57

Diluted earnings per share as reported	$0.52	$0.56	$1.72	$1.55
Pro Forma Diluted Earnings per Share	$0.51	$0.55	$1.70	$1.54

NOTE B — SECURITIES

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

NOTE C — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. These commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $161,821,000 and $129,011,000 at September 30, 2003 and December 31, 2002, respectively.

NOTE D – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in Thousands)	September 30, 2003	December 31, 2003

Nonperforming loans:
Nonaccrual loans	$489	$ 630
Loans 90 days or more past due	477	3,130
Renegotiated loans	0	53

Total nonperforming loans	$966	$3,813

Property from defaulted loans	$527	$ 578

Nonperforming loans as a percent of total loans*	0.16%	0.63%
Nonperforming loans + ORE as a percent of total loans* + ORE	0.25%	0.73%
Nonperforming assets as a percent of total assets	0.20%	0.57%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Balance at beginning of period	$ 11,712	$ 11,279	$ 11,536	$ 11,038
Charge-offs	(239)	(158)	(535)	(656)
Recoveries	46	137	188	281

Net (charge-offs) recoveries	(193)	(21)	(347)	(375)
Additions from the provision for loan losses	115	222	445	817
Recoveries
Balance at end of period	$ 11,634	$ 11,480	$ 11,634	$ 11,480
Recoveries

Average total loans* outstanding during the period	$ 594,667	$ 603,244	$ 593,038	$ 594,434
Allowance for loan loss as a percent of total loans*	1.93%	1.90%	1.93%	1.90%
Allowance for loan loss as a percent of
nonperforming loans	1204%	304%	1204%	304%
Net Charge-offs^ as a percent of average loans*	0.13%	0.01%	0.08%	0.08%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in thousands except for per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings per share
Net income	$2,875	$3,109	$9,543	$8,593
Weighted average common shares outstanding	5,398	5,427	5,391	5,408
Basic earnings per share	$ 0.53	$ 0.57	$ 1.77	$ 1.59

Earnings per share assuming dilution
Net income	$2,875	$3,109	$9,543	$8,593
Weighted average common shares outstanding	5,398	5,427	5,391	5,408
Add dilutive effect of assumed exercises of options	180	135	165	122
Weighted average common and dilutive potential common shares outstanding	5,578	5,562	5,556	5,530
Diluted earnings per share	$ 0.52	$ 0.56	$ 1.72	$ 1.55

Stock options for 85,894 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods of 2002 because they were antidilutive.

NOTE F – GOODWILL AND INTANGIBLE ASSETS

(Dollars in thousands)

Goodwill

The carrying value of goodwill at September 30, 2003 is unchanged from the prior year end:

Acquired Intangible Assets

Acquired intangible assets were as follows:
	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit premium resulting from branch
acquisitions	$4,740	$1,979	$4,740	$1,756
Other customer relationship intangibles	20	8	346	172

Total	$4,760	$1,987	$5,086	$1,928

During the first quarter of 2003, the Corporation sold customer relationship intangibles with a gross carrying value of $329,000 and accumulated amortization of $200,000, which resulted in a realized gain of $67,000.

Estimated remaining amortization expense for each of the next five years is as follows:

2003	$ 76
2004	$302
2005	$301
2006	$300
2007	$298

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

Financial Condition

Total assets showed little change during the first nine months of 2003, decreasing $2.9 million, or 0.4%, from December 31, 2002 to September 30, 2003. Securities available for sale and Federal Home Loan Bank stock increased $6.4 million, or 10.1%, and $111,000, or 2.3%, respectively. Cash and cash equivalents decreased $1.3 million, or 2.1%, and loans held for sale decreased $6.4 million, or 65.9%.

Total portfolio loan balances rose $235,000, led by growth in commercial, including commercial real estate loans, and real estate construction loans which increased $7.7 million, or 2.7% and $7.2 million or 17.2%, respectively. The growth in commercial loans was offset by decreases in other loan categories. Residential mortgages decreased by $25.9 million, or, 11.9%, and consumer loans decreased $3.4 million, or 5.3%. The decline in mortgage loans was largely attributable to re-finance activity, where portfolio loans were re-financed and sold into the secondary market, with servicing retained by the Corporation.

Net charged-off loans were $347,000 for the first nine months of 2003 compared to $375,000 for the same period in 2002. The ratio of net charged-off loans (annualized) to average loans for the nine months ended September 30, 2003 was unchanged from the year ago period at 0.08%. The provision for loan losses for the nine month period of 2003, at $445,000, exceeded net charge-offs by $98,000, and resulted in an increase in the allowance for loan loss of $98,000, or 0.8%. At September 30, 2003, the allowance as a percent of outstanding loans was 1.93% compared to 1.92% at year end 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors, as detailed further under “Results of Operations.”

Total deposits declined $3.1 million, or 0.5%, from December 31, 2002 to September 30, 2003. Increases of $4.1 million, or 4.2% in non-interest bearing account balances, $4.5 million, or 2.6%, in interest bearing demand deposits and of $13.7 million, or 16.5%, in savings accounts were more than offset by a decrease of $25.4 million, or 11.6%, in time deposits. For the nine month period ended September 30, 2003, securities sold under agreements to repurchase and overnight borrowings decreased by $1.0 million, or 3.3%. Repayments of $4.3 million on Federal Home Loan Bank advances and other notes payable were partially offset by additional borrowings of $2.0 million resulting in a net decrease of $2.3 million, or 3.4%, in the outstanding balance. Accrued interest and other liabilities decreased $2.6 million, or 22.2%, from December 31, 2002 primarily as a result of tax payments during the year and lower accrued interest due to the current rate environment.

Total shareholders’ equity increased $6.1 million, or 7.6%, during the first nine months of 2003. Net income of $9,543,000 and stock issuances of $2,742,000 increased shareholders’ equity, while stock repurchases of $2,972,000, cash dividends of $3,180,000, and lower net unrealized appreciation on securities available for sale of $59,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The book value per share of common stock was $15.96 at September 30, 2003, up from $14.94 at December 31, 2002.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Total Risk-Based Capital

Capital Balances at September 30, 2003	$ 77,162	$ 77,162	$ 84,605
Required Regulatory Capital	$ 30,738	$ 23,279	$ 46,559
Capital in Excess of Regulatory Minimums	$ 46,424	$ 53,883	$ 38,046

Capital Ratios at September 30,2003	10.04%	13.26%	14.54%
Regulatory Capital Ratios - "Well Capitalized" Definition	5.00%	6.00%	10.00%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Net income for the first nine months of 2003 was $9,543,000 with basic earnings per share of $1.77, and diluted earnings per share of $1.72, compared to $8,593,000, $1.59, and $1.55 respectively, for the same period in 2002. The increase in earnings was led by heavy mortgage re-finance activity that produced a 148% increase in gains on the sale of mortgage loans compared with the same period a year ago.

Year to date average earning assets increased $21.7 million, or 3.1%, from September 30, 2002 to September 30, 2003. The yield on earning assets decreased 91 basis points to 6.32% for the nine months ended September 30, 2003 compared to 7.23% for the same period of 2002. The cost of funding related liabilities decreased 57 basis points when comparing the nine month period ended September 30, from 2.39% in 2002 to 1.82% in 2003. Since the decrease in the cost of funds relative to earning assets was less than the decrease in yield on earning assets, the net interest margin decreased 34 basis points during the first nine months from 4.84% in 2002 to 4.50% in 2003. Net interest income decreased $970,000, or 3.9%, in the first nine months of 2003 compared to the same period in 2002.

For the first nine months of 2003 the provision for loan losses was reduced by $372,000 to $445,000 compared to $817,000 for the same period in 2002. Management uses a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment weightings, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that either are, or are not, considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge offs have decreased by $28,000 when compared to the same period of 2002, and management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income for the nine month period ended September 30, 2003 increased $5.2 million, or 64.8%, compared to September 30, 2002. Strong mortgage refinance activity continued through the first eight months of 2003 and resulted in an increase of $4.8 million, or nearly 150%, in gain on the sale of mortgage loans when the first nine months of 2003 are compared to the same period in 2002. The high mortgage loan sale gains in 2003 are the result of customer reaction to a favorable rate environment, and management does not expect these gains to continue in an environment where interest rates are not hitting new lows. Partially offsetting these gains was lower mortgage servicing income, which declined from a negative $386,000 in 2002 to a negative $1,164,000 in 2003. The negative amounts in both periods resulted from refinances and other mortgage loan pre-payments. Accounting rules require that remaining mortgage servicing rights attached to prepaid or refinanced mortgage loans be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the refinanced mortgage and are recorded as a component of the gain on sale of mortgages. The increased size of the negative amount at September 30, 2003 reflects a higher volume of mortgage re-finance activity in the current year.

Service fees on deposit accounts, for the nine month period ended September 30, 2003, increased $123,000, or 6.9%, over the comparable period in 2002. Improved rates of collection and management of fee waivers contributed to the increase. Miscellaneous other income increased by $1.1 million, or 31.2%. Increased revenue among non-bank subsidiaries (1st Title, Inc, 1st Armored, Inc., C.A. Hanes Realty, and Gladwin Land, Inc.) accounted for $1,112,000 of the increase. Other additions to non-interest income included $183,000 related to gains on sale of a small book of brokerage business and sale of certain real estate properties owned, and $153,000 in revenue paid by the purchaser of Firstbank-Alma’s trust business. Other areas of miscellaneous income decreased.

Total non-interest expense increased $3.1 million, or 16.3%, when comparing the nine month periods ended September 30, 2003 and 2002. Salary and benefit expense increased $1.7 million, or 16.4%, over the 2002 level. Approximately $1.1 million of this increase was the result of staffing two new full-service branch facilities which were not in operation during the first nine months of 2002, yearly merit raises, an increase in staff necessary to meet the needs related to the high volume in the mortgage business, and bonus expense recognized rateably over the year. The cost of employee benefits increased $606,000 primarily as a result of increases in health insurance expense and increased employment taxes.

Occupancy and equipment expenses increased $126,000, or 4.7%. Depreciation, rental expense, and small equipment purchases for two new branch offices caused an increase of $115,000. Excluding the new facilities, occupancy and equipment expense increased $11,000. Michigan Single Business tax increased by $86,000, or 81.1%, as a result of higher earnings subject to this tax. Other miscellaneous non-interest expense increased $1.2 million or 21.6%, when the first nine months are compared to the same period of 2002. Increases in commissions and contracted services for real estate title and appraisal work at two non-bank subsidiaries accounted for $320,000 of the increase. In addition, advertising and promotional expense throughout the company increased by $290,000, largely related to the increased mortgage re-finance activity. Write-downs on bank owned real estate properties was $95,000 above the comparable 2002 period.

Federal Income Tax expense increased by $546,000, or 12.9%, as a result of increased income.

Net income for the three month period was $2,875,000, basic earnings per share were $0.53, and diluted earnings per share were $0.52 compared to $3,109,000, $0.57, and $0.56 for the third quarter of 2002, as the net interest margin narrowed and average loan balances declined. The three month yield on earning assets declined 103 basis points from 7.11% in 2002 to 6.08% in 2003. For the same periods, the cost of funding related liabilities decreased 61 basis points from 2.27% in 2002 to 1.66% in 2003. As a result, net interest margin for the three month period decreased from 4.84% in 2002 to 4.42% in 2003. The provision for loan losses was decreased $107,000, or 48.2% when the third quarter of 2003 is compared to the same period of 2002 as a result of strong asset quality measures in the current quarter and application of the loan loss analysis procedures discussed previously.

Total non-interest income for the third quarter of 2003 showed an increase of $1.2 million, or 39.5%, over the third quarter of 2002. By far the largest increase was in the gain realized on the sale of mortgage loans which was $1.2 million, or 83.1% greater than the gain in the third quarter of 2002. Service charges on deposit accounts were unchanged from the year ago period. Other miscellaneous non-interest income showed an increase of $307,000, or a 24.2% gain over the 2002 figure due for the most part to increased business at 1st Title, Inc., Gladwin Land Company, Inc. and C.A. Hanes Realty, Inc. Certain other components of non-interest income declined when the third quarter of 2003 is compared to the third quarter of 2002. Most notable of the decreases was seen in mortgage loan servicing which decreased from a negative $224,000 in the third quarter of 2002 to a negative $470,000 due to the active mortgage refinance market and the accounting methods for mortgage servicing rights discussed above.

During the third quarter of 2003 total non-interest expense increased $1.2 million, or 17.9%, compared to the third quarter of 2002. Salaries and employee benefits increased $704,000, or 19.3%. The increase in personnel expense was attributable to temporary help, overtime, and incentive payments and bonuses related to high mortgage volumes, personnel costs for two new branch facilities and yearly merit raises. Expenses for occupancy and equipment increased by $47,000, or 5.2%, when the third quarter of 2003 is compared to the same period of 2002. Amortization of intangible assets decreased by $15,000, or 16.7%, due to the sale of a brokerage customer list, and write-off of the remaining intangible assets related to that customer list and certain other customer accounts in the first quarter of 2003. Michigan Single Business tax increased $12,000, or 26.7%, in the third quarter of 2003 in response to higher earnings subject to this tax. Other miscellaneous expense increased by $429,000, or 22.8% in the third quarter of 2003 compared to the third quarter of 2002. Commissions and contract services associated with mortgage re-financing activity increased by $145,000 and additional advertising and special mortgage promotions contributed $51,000 to the increase in miscellaneous expense.

For the third quarter of 2003, Federal Income Tax decreased by $120,000 compared with 2002, as a result of lower pre-tax income.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 14 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 5, 2003, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2003 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there was no change in the Corporation’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. — None

Item 2. Changes in Securities and Use of Proceeds. - None

Item 3. Defaults Upon Senior Securities. — None

Item 4. Submission of Matters to a Vote of Securities Holders. - None

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

(b) Reports on Form 8-K

Report on Form 8-K dated July 17, 2003, submitting press release announcing the registrant’s second quarter and year-to-date 2003 results.

Report on Form 8-K dated August 1, 2003, submitting press release announcing quarterly cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)
Date: November 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firstbank Corporation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: November 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 31.2

I, Samuel G. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firstbank Corporation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: November 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

I, Thomas R. Sullivan, Chief Executive Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date: November 14, 2003	\s\ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 32.2

I, Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Date: November 14, 2003	\s\ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer