Form 10-K
period 2003-12-31
FIRSTBANK CORP
filed 2004-03-16
CIK 778972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from_______________ to ______________

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification No.) 48801 (Zip Code)

Registrant's telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes X No ___

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of 6/30/2003: $158,626,464

Indicate the number of shares outstanding in each of the registrant’s classes of common stock, as of the latest practicable date.

        Common stock outstanding at March 5, 2004: 5,594,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2003, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 26, 2004, are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

        This annual report on Form 10-K including, without limitation, management’s discussion and analysis of financial condition and results of operations and other sections of the Corporation’s Annual Report to Shareholders which are incorporated by reference in this report, contains forward looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate”, “believe”, “determine”, “estimate”, “expect”, “forecast”, “intend”, “is likely”, “plan”, “project”, “opinion”, variations of such terms, and similar expressions are intended to identify such forward looking statements. The presentations and discussions of the provision and allowance for loan losses and determinations as to the need for other allowances presented or incorporated by reference in this report are inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition of traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure; errors or miscalculations; changes in accounting principles, policies and guidelines; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward looking statements, whether as a result of new information, future events, or otherwise.

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

PART 1

ITEM 1. Business.

        Firstbank Corporation (the “Corporation”) is a bank holding company. The Corporation owns all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns and Gladwin Land Company, Inc. (a real estate appraisal company).

        The Corporation’s business is concentrated in a single industry segment – commercial banking. Each subsidiary bank of the Corporation is a full-service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Trust services are offered to customers through Citizens Bank Wealth Management in the Firstbank – Alma main office.

        The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 68% of total revenue in 2003, 74% in 2002, and 78% in 2001. Non-interest revenue accounted for approximately 27% of total revenue in 2003, 20% in 2002, and 15% in 2001. Interest on securities accounted for approximately 5% of total revenue in 2003, 5% in 2002, and 6% in 2001. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent. Beginning in 2001, each of the subsidiary banks established mortgage company subsidiaries. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

        Firstbank – Alma is a Michigan state chartered bank. It and its predecessors have operated continuously in Alma, Michigan since 1880. Its main office and one branch are located in Alma. Firstbank – Alma also has one full service branch located in each of the following communities near Alma: Ashley, Auburn, Ithaca, Merrill, Pine River Township, St. Charles, St. Louis and Vestaburg. Firstbank – Alma Mortgage Company, a subsidiary of the bank, was established in 2001.

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

        Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Rose City, St. Helen and West Branch Township. Firstbank – West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Title, Incorporated (a title insurance company), Firstbank — West Branch Mortgage Company (a subsidiary of the bank, established in 2001) and a 55% interest in C.A. Hanes Realty, Incorporated.

        Firstbank – Lakeview is a Michigan state chartered bank which was established in 1904. Its main office and one branch are located in Lakeview, Michigan. Firstbank – Lakeview also has one full service branch located in each of the following communities; Howard City, Morley, Remus and Canadian Lakes (Morton Township). Firstbank – Lakeview Mortgage Company, a subsidiary of the bank, was established in 2001.

        Firstbank – St. Johns is a Michigan state chartered bank which was established in 2000. Its main office and one branch are located in St. Johns, Michigan. Firstbank – St. Johns Mortgage Company, a subsidiary of the bank, was established in 2001.

        The following table shows comparative information concerning the Corporation’s subsidiary banks at December 31, 2003:

	Firstbank - Alma	Firstbank (Mt Pleasant)	Firstbank - West Branch	Firstbank - Lakeview	Firstbank - St. Johns
	(In Thousands of Dollars)
Assets	$239,909	$171,433	$201,856	$115,333	$46,134
Deposits	176,526	129,940	151,710	80,985	38,389
Loans	174,255	149,092	180,133	95,973	39,610

        As of December 31, 2003, the Corporation and its subsidiaries employed 390 persons on a full-time equivalent basis.

        Banking in the Corporation’s market areas and in the State of Michigan is highly competitive. In addition to competition from other commercial banks, banks face significant competition from non-bank financial institutions. Savings and loan associations are able to compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are also significant factors in the consumer loan market. Insurance companies, investment firms and retailers are significant competitors for investment products. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (the convenience and quality of services rendered to customers).

        The Corporation’s subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in four geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; and Firstbank – St. Johns primarily in Clinton County.

        Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – Lakeview and Firstbank – St. Johns are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

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

        In addition to laws that affect businesses in general, banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to the Expedited Funds Availability Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Community Development and Regulatory Improvement Act, the Financial Institutions Reform, the Recovery and Enforcement Act, the FDIC Improvement Act of 1991 (the “FDIC Improvement Act”), the U.S.A. Patriot Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws.

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

        The enactment of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930‘s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provided a new regulatory framework for regulation through the “financial holding company” which will have, as its umbrella regulator, the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company a bank holding company must file an election to become a financial holding company and each of its banks must be “well capitalized” and “well managed”. In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance, for insured depository institutions and their financial holding companies, necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Corporation and its subsidiary banks are also subject to certain state laws that deal with the use and distribution of non-public personal information.

        The Corporation believes that the GLB Act could significantly increase competition in its business. The Corporation believes that it is qualified to elect financial holding company status but has not yet decided to do so.

        The instruments of government monetary policy, as determined by the Federal Reserve Board, may influence the growth and distribution of bank loans, investments, and deposits and may also affect interest rates on loans and deposits. These policies have a significant effect on the operating results of banks.

        Under applicable laws, regulations and policies, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Any insured depository institution owned by the Corporation may be assessed for losses incurred by the Federal Deposit Insurance Corporation (the “FDIC”) in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation.

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

        Federal law allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law and to establish interstate branch networks through acquisitions of other banks. Michigan and federal law permits both U.S. and non U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriated circumstances and with the approval of the Commissioner: (i) acquisition of Michigan banks by FDIC insured banks, savings banks, or savings and loan associations located in other states (ii) sale by a Michigan bank of branches to an FDIC insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity; (iii) consolidation of Michigan banks and FDIC insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation; (iv) establishment of branches in Michigan by FDIC insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction; and (v) establishment by foreign banks of branches located in Michigan.

        Risk-based capital and leverage standards apply to all banks under federal regulations. The risk-based capital ratio standards establish a systematic analytical framework that is intended to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations, take off-balance sheet liability exposures into explicit account in assessing capital adequacy and minimize disincentives to hold liquid, low risk assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments into risk-weighting categories. Higher levels of capital are required for categories perceived as representing greater risk.

        Failure to meet minimum capital ratio standards could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities including restrictions on certain kinds of activities, restrictions on asset growth, limitations on the ability to pay dividends, the issuance of a directive to increase capital and the termination of deposit insurance premiums at the lowest available rate.

        Each of the Corporation’s subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements.

        The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2003:

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total risk-Based Capital
Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%
Firstbank Corporation - Consolidated	10.11%	12.65%	13.89%
Firstbank - Alma	8.00%	11.06%	12.32%
Firstbank (Mount Pleasant)	9.51%	10.93%	12.18%
Firstbank - West Branch	8.59%	10.77%	12.03%
Firstbank - Lakeview	9.06%	11.27%	12.53%
Firstbank - St. Johns	9.79%	10.34%	11.60%

        The following table shows the amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital
	(In Thousands of Dollars)
Capital Balances at December 31, 2003	$77,199	$77,199	$84,808
Required Regulatory Capital	30,529	24,416	48,832

Capital in Excess of Regulatory Minimums	$46,670	$52,783	$35,976

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

Volume/Rate Analysis(1)

The table below provides an analysis of the changes in interest income and interest expense due to volume and rate:

	2002/2003 Change in Interest Due to:			2001/2002 Change in Interest Due to:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In Thousands of Dollars)
Interest Income: Securities Taxable Securities(2)	$ 307	$ (800)	$ (493)	$ 194	$ (592)	$ (398)
Tax-exempt Securities	(234)	73	(161)	(243)	23	(220)

Total Securities	73	(727)	(654)	(49)	(569)	(618)
Loans(2)	108	(4,494)	(4,386)	(155)	(5,672)	(5,827)
Federal Funds Sold	191	(180)	11	246	(230)	16
Interest Bearing Deposits	(19)	(18)	(37)	38	(11)	27

Total Interest Income on Earning Assets	353	(5,419)	(5,066)	80	(6,482)	(6,402)
Interest Expense:
Deposits
Interest Paying Demand	199	(1,335)	(1,136)	648	(1,922)	(1,274)
Savings	145	(375)	(230)	121	(386)	(265)
Time	(812)	(1,293)	(2,105)	(1,375)	(3,888)	(5,263)

Total Deposits	(468)	(3,003)	(3,471)	(606)	(6,196)	(6,802)
Federal Funds Purchased and Securities
Sold under Agreements to Repurchase	(26)	(157)	(183)	(13)	(716)	(729)
Notes Payable	(50)	40	(10)	(615)	(186)	(801)

Total Interest Expense on Liabilities	(544)	(3,120)	(3,664)	(1,234)	(7,098)	(8,332)

Net Interest Income	$ 897	$(2,299)	$(1,402)	$ 1,314	$ 616	$ 1,930

(1)	Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.

(2)	Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 35%.

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

	2003	December 31 2002	2001
	(In Thousands of Dollars)
Taxable US Treasury			$ 3,043
US Government Agencies	$40,073	$29,153	25,684
States and Political Subdivisions	6,908	5,602	6,352
Mortgage Backed Securities	0	0	172
Corporate and Other	1,254	5,099	6,490

Total Taxable	48,235	39,854	41,741
Tax-Exempt
States and Political Subdivisions	22,496	23,597	25,604

Total	$70,731	$63,451	$67,345

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2003, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield (2)
	(In Thousands of Dollars)
U.S. Agencies: One Year or Less	$ 3,821	1.25%
Over One Through Five Years	32,308	2.96%
Over Five Through Ten Years	3,882	5.80%
Over Ten Years	62	3.76%

Total	$40,073	3.07%
State and Political Subdivisions:
One Year or Less	$ 4,234	1.90%
Over One Through Five Years	14,211	2.64%
Over Five Through Ten Years	8,190	4.13%
Over Ten Years	2,769	5.10%

Total	$29,404	3.18%
Corporate and Other:
One Year or Less	$ 1,254	0.94%
Over One Through Five Years	0	0%

Total	1,254	0.94%
TOTAL	$70,731	3.07%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2003	2002	2001	2000	1999
	(In Thousands of Dollars)
Loan Categories: Commercial and Agricultural	$112,384	$ 97,951	$106,148	$111,557	$ 97,327
Real Estate Mortgages	407,924	392,950	394,303	386,135	315,210
Real Estate Construction	55,160	47,103	33,203	22,836	20,775
Consumer	60,128	63,417	66,781	79,221	73,809

Total	$635,596	$601,421	$600,435	$599,749	$507,121

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2003. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial and Agricultural	$ 70,765	$36,612	$ 5,007	$112,384
Real Estate Construction	43,232	10,823	1,105	55,160

Total	$113,997	$47,435	$ 6,112	$167,544

Commercial and Agricultural and Real Estate
Construction
Loans Due after One Year:
With Pre-determined Rate		$ 46,130	$ 6,112	$52,242
With Adjustable Rates		1,305	0	1,305

Total		$ 47,435	$ 6,112	$53,547

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2003	2002	2001	2000	1999
	(In Thousands of Dollars)
Nonperforming Loans: Nonaccural Loans: Commercial and Agricultural	$ 529	$ 215	$ 197	$ 834	$ 701
Real Estate Mortgages	269	355	286	876	1,454
Consumer	36	60	18	5	10

Total	834	630	501	1,715	2,165

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	21	2,821	1,437	351	561
Real Estate Mortgages	543	290	619	91	74
Consumer	17	19	33	20	28

Total	581	3,130	2,089	462	663

Renegotiated Loans:
Commercial and Agricultural	0	53	53	53	55
Real Estate Mortgages	0	0	0	0	0

Total	0	53	53	53	55

Total Nonperforming Loans	1,415	3,813	2,643	2,230	2,883
Property from Defaulted Loans	364	578	516	513	511

Total Nonperforming Assets	$1,779	$4,391	$3,159	$2,743	$3,394

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2003, was $115,347. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $24,997 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2003, the Corporation had $28,174,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2003, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in the consolidated balance sheets of the Corporation contained in the Corporation’s Annual Report to shareholders for the year ended December 31, 2003.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2003	2002	2001	2000	1999
Balance at Beginning of Period	$11,536	$11,038	$ 9,857	$9,317	$9,048
Charge-Offs:
Commercial and Agricultural	219	285	65	369	240
Real Estate Mortgages	50	242	147	25	67
Consumer	509	508	468	431	492

Total Charge-Offs	778	1,035	680	825	799
Recoveries:
Commercial and Agricultural	104	98	77	355	234
Real Estate Mortgages	32	64	41	2	20
Consumer	183	201	276	272	300

Total Recoveries	319	363	394	629	554

Net Charge-Offs	459	672	286	196	245

Additions to Allowance for Loan Losses	550	1,170	1,467	736	514

Balance at End of Period	$11,627	$11,536	$11,038	$9,857	$9,317

Net Charge-Offs as a Percent of Average Loans	.08%	.11%	.05%	.03%	.05%

        The allowance for loan losses is based on management’s evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for probable losses within the following loan categories as of December 31st for the years ended:

	(In Thousands of Dollars)
	2003		2002		2001		2000		1999
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Commercial and Agricultural	$ 9,130	50%	$ 8,527	54%	$ 6,678	50%	$5,749	44%	$5,344	45%
Real Estate
Mortgages	1,250	41%	1,493	34%	972	38%	769	43%	539	40%
Consumer	1,154	9%	1,220	12%	1,625	12%	1,600	13%	1,521	15%
Unallocated*	93		296		1,763		1,739		1,913

Total	$11,627	100%	$11,536	100%	$11,038	100%	$9,857	100%	$9,317	100%

*Beginning in 2001 and continuing throughout 2003, management has developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied more consistently across the five banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits. One result of this methodology has been the reduction in the amount of allowance that is considered unallocated to specific loan categories.

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars)
Average Balance: Non-interest-bearing Demand Deposits	$ 96,147		$ 88,151		$ 78,271
Interest-bearing Demand Deposits	183,361	0.93%	171,376	1.66%	145,260	2.84%
Other Savings Deposits	91,151	0.73%	78,512	1.15%	70,515	1.65%
Other Time Deposits	$202,812	3.04%	224,932	3.67%	252,938	5.35%

Total Average Deposits	$573,471	1.49%	$562,971	2.13%	$546,984	3.44%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2003, was as follows (In Thousands of Dollars):

Three Months or Less	$ 9,292
Over Three Through Six Months	4,700
Over Six Through Twelve Months	11,953
Over Twelve Months	12,979

Total	$38,924

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2003	2002	2001
Financial Ratios: Return on Average Total Assets	1.58%	1.58%	1.24%
Return on Average Equity	14.47%	15.50%	13.40%
Average Equity to Average Total Assets	10.90%	10.17%	9.23%
Dividend Payout Ratio	35.29%	32.61%	37.50%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note K to the consolidated financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which consist of the following:

	2003	2002	2001
Amounts Outstanding at the End of the Year	$24,769	$30,358	$32,223

Weighted Average Interest Rate at the End of the Year	0.65%	0.93%	1.62%

Longest Maturity	1/01/04	1/01/03	2/21/02

Maximum Amount Outstanding at any Month End During Year	$32,780	$37,194	$33,336

Approximate Average Amounts Outstanding During the Year	$26,762	$30,743	$27,558

Approximate Weighted Average Interest Rate for the Year	0.79%	1.33%	3.44%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

Item 2. Properties

        The offices of the Corporation and the main office of Firstbank – Alma are located at 311 Woodworth Avenue, Alma, Michigan. Firstbank – Alma occupies approximately 24,000 square feet of this building which is owned by the Bank. The Corporation’s Operations Center is housed in a 14,800 square foot building located at 308 Woodworth Avenue, Alma, Michigan and owned by Firstbank – Alma. The main office of Firstbank (Mount Pleasant) is located at 102 South Main Street, Mount Pleasant, Michigan. The 5,600 square foot facility is leased. This lease will expire in 2006, however, Firstbank (Mt. Pleasant) has an option to extend the term for an additional five years. The main office of Firstbank – West Branch is located at 502 West Houghton Avenue, West Branch, Michigan in an approximately 3,600 square foot building owned by the Bank. The executive offices of Firstbank – West Branch and a full service branch are located at 601 West Houghton Avenue, West Branch, Michigan in a 10,000 square foot building owned by the Bank. The main office of Firstbank – Lakeview is located at 506 South Lincoln Avenue, Lakeview, Michigan in an approximately 16,000 square foot building owned by the Bank. The main office of Firstbank – St. Johns is located at 201 North Clinton, St. Johns, Michigan in a 3,400 square foot building owned by the Bank. The subsidiary banks operate a total of 37 branch facilities, all but five of which are owned and most of which are full service facilities ranging in size from 1,200 to 3,200 square feet used for banking purposes. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses.

        Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition and adequate for their operations.

ITEM 3. Legal Proceedings.

        The Corporation and its subsidiaries are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to the Corporation’s consolidated financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Supplemental Item. Executive Officers of the Registrant.

        The following information concerning executive officers of the Corporation has been omitted from the registrant’s proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

        Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Information concerning the executive officers of the Corporation to the Board of Directors of the Corporation is given below. Except as otherwise indicated, all existing officers have had the same principal employment for over 5 years.

        William L. Benear (age 57) became president & CEO of Firstbank – Lakeview and Vice President of the Corporation in January 2000. Prior to his appointment as Lakeview’s President & CEO, Mr. Benear has served as Executive Vice President of Firstbank – Lakeview since 1994.

        David L. Miller (age 38) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Dale A. Peters (age 61) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Samuel G. Stone (age 58) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 53) was appointed President & CEO of the Corporation in January 2000. He also serves as President, CEO, and Director of Firstbank (Mt. Pleasant) by appointment in 1991. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James M. Taylor (age 62) was appointed as the President & CEO of Firstbank – St. Johns in March 2000. He was appointed a Vice President of the Corporation in June 2000. Prior to these appointments, Mr. Taylor was Senior Vice President of Firstbank (Mount Pleasant) since 1989.

        James E. Wheeler, II (age 44) was appointed President & CEO of Firstbank – Alma in January 2000. He also serves as a Vice President of the Corporation to which he was appointed in 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 13 in the registrant’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference.

ITEM 6. Selected Financial Data.

        The information under the heading “Financial Highlights” on page 2 in the registrant’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 through 13 in the registrant’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 8 and 9 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 10 and 11 in the registrant’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data.

        The report of independent auditors and the consolidated financial statements on pages 14 through 18 and the quarterly results of operations on page 36 in the registrant’s annual report to shareholders for the year ended December 31, 2003, are here incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 9A. Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures.

        The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report, have concluded that the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this Form 10-K Annual Report was being prepared.

        (b) Changes in Internal Controls.

        During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2004, is here incorporated by reference.

        The Board of Directors of the Corporation has determined that Edward J. Grant, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

        The Board of Directors of the Corporation has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Corporation directors and executive officers. The Code of Ethics is filed as an Exhibit to this Report on Form 10-K.

ITEM 11. Executive Compensation.

        Information contained under the captions “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2004, is here incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners Management.

        The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2004, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

	(A)	(B)	(C)
Equity compensation plans approved by security holders	428,222	$ 19.14	118,460
Equity compensation
plans not approved by
security holders	0	0	0

Total	428,222	$ 19.14	118,460

        These equity compensation plans are more fully described in Note N to the Consolidated Financial Statements.

ITEM 13. Certain Relationships and Related Transactions.

        The information under the caption “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2004, is hereby incorporated by reference.

ITEM 14. Controls and Procedures.

        The information set forth under the heading “Relationship with Independent Certified Public Accounts” on page 14 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2004, is hereby incorporated by reference.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2003, in Item 8:

Statement or Report	Page Number in Annual Report
Report of Independent Auditors	14
Consolidated Balance Sheets as of December 31, 2003 and 2002	15
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2003, 2002, and 2001	16
Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2003, 2002, and 2001	17
Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002, and 2001	18
Notes to Consolidated Financial Statements	19-36

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2003.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)     Reports on Form 8-K.

        Form 8-K Report filed November 25, 2003, announcing a 5% stock dividend and an increase in funds authorized for stock repurchases.

        Form 8-K Report filed October 28, 2003, announcing quarterly cash dividend.

        Form 8-K Report filed October 16, 2993, announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2004.

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

Signature	Date
/s/ Duane A. Carr Duane A. Carr	March 15, 2004

/s/ William E. Goggin William E. Goggin	March 15, 2004

/s/Edward B. Grant Edward B. Grant	March 15, 2004

/s/ Phillip G. Peasley Phillip G. Peasley	March 15, 2004

/s/ David D. Roslund David D. Roslund	March 15, 2004

/s/ Jeffrey C. Schubert Jeffrey C. Schubert	March 15, 2004

/s/ Samuel A. Smith Samuel A. Smith	March 15, 2004

/s/ Thomas R. Sullivan Thomas R. Sullivan	March 15, 2004

Number                                       Exhibit

3(a)	Articles of Incorporation. Previously filed as an exhibit to registrant’s Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(g)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

13	2003 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing). This report was delivered to the registrant’s shareholders as an appendix to the registrant’s proxy statement dated March 15, 2004, relating to the April 26, 2004 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14	Code of Ethics.

21	Subsidiaries of Registrant.

23	Consent of Crowe Chizek and Company LLC - Independent Public Accountants.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

EXHIBIT 13
Rule 14a-3
Annual Report

PRESIDENT’S MESSAGE

TO OUR SHAREHOLDERS:

During 2003 we achieved our 12th consecutive year of record earnings, posting over $12 million of net income for the first time in the history of our company. These strong results, achieved during a year which featured sluggish state and local economies along with record low interest rates, is directly attributed to the balance we have created within our loan portfolios. The slow economy softened commercial and consumer loan demand, and the low interest rates squeezed margins as rates on loans declined faster and further than we could adjust deposit and funding costs. Our bank’s long history of residential mortgage lending, though, perfectly positioned us to produce record volumes of mortgage loans as homeowners rushed to refinance their mortgages in order to capture the record low rates. During the year our mortgage lending team originated, processed, and closed over 5,000 mortgage loans, representing over $375 million of local home loans, and contributing significantly to the income of Firstbank.

Briefly, one of the core strategies of our company has been to maintain a balance between residential mortgage lending, which generally features fixed rate loans and does well when rates are low or falling, and our other portfolios which have more variable rate loans and perform better when rates are rising. In 2003 this strategy contributed greatly to our success.

During 2003 we also took several steps to help position our company for growth in the future. A new branch facility of Firstbank – West Branch in St. Helen, located at exit 222 just off of I-75, improves both visibility and functionality versus the previous branch. Firstbank – St. Johns opened its first full service branch office, supplementing its Main Office in downtown St. Johns. Firstbank (Mt. Pleasant) partnered with key Cadillac community leaders to establish a full service office in Cadillac, a market which lacked a strong community banking organization. Finally, Firstbank – Alma began establishment of a loan production office in a high traffic, high growth area, of eastern Saginaw County which will open in early 2004.

Another key to the success of Firstbank Corporation is that we have dedicated, hard-working, energetic, and professional staff members who have done outstanding work again this year. We are also fortunate to have directors, at both the bank and corporate levels, who contribute their time and talent to helping Firstbank be a premier community banking company in Michigan.

I would particularly like to recognize Mr. Phillip Peasley who, after 31 years of service to Firstbank Corporation, will be retiring from the board following the Annual Meeting. Mr. Peasley joined the board of Firstbank – Alma in February 1973, was a founding member of the board of directors of Firstbank Corporation in 1985, and has maintained a record of perfect attendance at board meetings throughout all of those years. His many contributions are sincerely appreciated.

2004 will be a year of challenges for the banking industry. The low rate environment and soft economy will continue to limit our ability to expand margins and increase our asset base. However, we will continue to execute the strategies that have created a company that has a strong capital position with a focus on maintaining superior asset quality, and is positioned for future success.

Thank you for your investment in Firstbank Corporation. We appreciate the support and encouragement of our shareholders, and always welcome your comments or suggestions.

Respectfully Submitted,

/s/ Thomas R. Sullivan
Thomas R. Sullivan
President & Chief Executive Officer
Firstbank Corporation

FINANCIAL HIGHLIGHTS
Firstbank Corporation

(In Thousands of Dollars, Except per Share Data) For the year:	2003	2002	2001	2000	1999
Interest income	$ 44,229	$ 49,248	$ 55,510	$ 54,224	$ 46,062
Net interest income	31,631	32,987	30,917	28,697	26,779
Provision for loan losses	550	1,170	1,467	736	514
Non-interest income	15,878	12,133	9,940	5,539	5,369
Non-interest expense	28,895	26,237	25,756	21,052	20,068
Net income	12,056	11,826	9,122	8,543	8,036

At year end:
Total assets	776,500	767,520	751,990	733,267	650,552
Total earning assets	720,976	709,857	696,681	679,322	598,915
Loans	639,613	611,058	606,076	600,767	508,238
Deposits	567,554	576,909	561,139	537,224	491,404
Other borrowings	114,324	98,942	107,838	122,259	90,203
Shareholders' equity	85,744	80,181	72,426	64,204	61,032

Average balances:
Total assets	764,693	750,476	737,681	687,190	607,443
Total earning assets	716,636	700,823	688,483	637,317	561,045
Loans	602,733	601,306	603,134	553,201	464,550
Deposits	573,467	562,971	546,984	510,194	491,368
Other borrowings	97,541	99,939	107,733	105,593	47,120
Shareholders' equity	83,317	76,356	68,101	62,675	60,752

Per share: (1)
Basic earnings	$ 2.13	$ 2.09	$ 1.64	$ 1.51	$ 1.40
Diluted earnings	$ 2.07	$ 2.04	$ 1.61	$ 1.50	$ 1.37
Cash dividends	$ 0.75	$ 0.68	$ 0.61	$ 0.56	$ 0.50
Shareholders' equity	$ 15.20	$ 14.23	$ 12.83	$ 11.63	$ 11.23

Financial ratios:
Return on average assets	1.58%	1.58%	1.24%	1.24%	1.32%
Return on average equity	14.47%	15.50%	13.40%	13.63%	13.23%
Average equity to average assets	10.90%	10.17%	9.23%	9.12%	10.00%
Dividend payout ratio	35.29%	32.61%	37.50%	36.73%	35.76%

Firstbank – St. Johns results are included from June 16, 2000, the date of inception. Gladwin Land Company, Inc. results are included from May 8, 2000, the date of acquisition.

(1)     All per share amounts are adjusted for stock dividends and stock split.

The Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder, without charge, upon written request. Requests should be addressed to: Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P. O. Box 1029, Alma, Michigan 48801-6029.

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

RESULTS OF OPERATIONS

Highlights

Firstbank Corporation (“the Company”) posted record net earnings for the twelfth consecutive year. Net income of $12,056,000 exceeds 2002 results by $230,000, or 1.9%. For the past five years net income has increased at an annual compound growth rate of 10.6%. These results reflect continued strength of core banking activities as well as increased activity in mortgage refinances and resulting secondary market sales during the year. The mortgage refinancing levels of 2003 are expected to decline significantly in the current year, which will likely make it difficult to continue the growth trend of the last few years. Net income in 2002 increased $2,704,000, or 29%, over net income in 2001.

Management believes that standard performance indicators help evaluate performance. Firstbank posted a return on average assets of 1.58%, 1.58%, and 1.24% for 2003, 2002, and 2001, respectively. Total average assets increased $14 million in 2003, $13 million in 2002, and $50 million in 2001. Diluted earnings per share were $2.07, $2.04, and $1.61 for the same time periods. The Company repurchased 176,100 shares of its common stock in 2003, 122,710 shares in 2002, and 1,212 shares in 2001. In 2000, 2002, and again in 2003, the Board of Directors authorized share repurchase programs that helped maintain capital and return on equity at appropriate levels. Return on equity was 14.47% in 2003, 15.50% in 2002, and 13.40% in 2001.

Net Interest Income

The core business of the Company is earning interest on loans and securities while paying interest on deposits and borrowings. The interest rate environment in 2003 squeezed interest spreads between earning assets and the cost of funding those assets. As such, the Company’s net interest income decreased by $1.4 million for 2003, a 4.1% decrease when compared to 2002. The net interest margin also decreased to 4.50% in 2003 compared to 4.80% in 2002, and 4.61% in 2001. During 2003, the Company’s average loan to average deposit ratio was 105%, compared to 107% in 2002, and 110% in 2001. A critical task of management is to price assets and liabilities so that the spread between the interest earned on assets and the interest paid on liabilities is maximized without unacceptable risks. While interest rates on earning assets and interest bearing liabilities are subject to market forces, in general and in the short run, the Company can exert more control over deposit rates than earning asset rates. However, competitive forces and the need to maintain and grow deposits as a funding source place limitations on the degree of control over deposit rates.

The following table presents a summary of net interest income for 2003, 2002, and 2001. In 2003, the average rate realized on earning assets was 6.26%, a decrease of 86 basis points from the 2002 results of 7.12%, and a 192 basis point reduction from the rate of 8.18% realized in 2001. During 2001, the prime rate decreased each quarter sliding 150 basis points during the first quarter, 125 in the second quarter, 75 in the third quarter, and 125 in the fourth quarter, for a total decline of 475 basis points. During 2002, the prime rate held steady for the first three quarters and then decreased 50 basis points in the fourth quarter. In 2003, the prime rate continued the trend, remaining unchanged in the first quarter, and then falling 25 basis points in the second quarter to its current level of 4.00%. As of December 31, 2003, slightly over 40% of the loan portfolio was comprised of variable rate instruments. Except for a relatively small portion of these loans that are affected under current interest rate conditions by interest rate floors or ceilings, these loans will re-price monthly or quarterly as rates change. The remaining 60% of the loan portfolio is made up of fixed rate loans that do not re-price until maturity. Of the fixed rate loans approximately $108 million, or nearly 28% of the loan portfolio, matures within the next twelve months and are subject to rate adjustments at maturity.

Summary of Consolidated Net Interest Income

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average Assets
Interest Earning Assets:
Taxable securities	$54,501	$1,817	3.33%	$47,694	$2,310	4.84%	$44,328	$2,708	6.11%
Tax exempt securities(1)	21,980	1,590	7.23%	25,362	1,751	6.90%	28,885	1,971	6.82%

Total Securities	76,481	3,407	4.45%	73,056	4,061	5.56%	73,213	4,679	6.39%

Loans(1) (2)	602,733	41,048	6.81%	601,306	45,434	7.56%	603,134	51,261	8.50%
Federal funds sold	35,875	381	1.06%	23,668	370	1.56%	11,601	354	3.05%
Interest bearing deposits	1,547	6	0.38%	2,793	43	1.54%	535	16	2.99%

Total Earning Assets	716,636	44,842	6.26%	700,823	49,908	7.12%	688,483	56,310	8.18%

Nonaccrual loans	795			880			1,177
Less allowance for loan
loss	(11,695)			(11,308)			(10,230)
Cash and due from banks	21,144			21,625			19,812
Other non-earning assets	37,813			38,456			38,439

Total Assets	$764,693			$750,476			$737,681

Average Liabilities
Interest Bearing Liabilities:
Demand	$183,361	1,711	0.93%	$171,376	$2,847	1.66%	$145,260	$4,121	2.84%
Savings	91,151	669	0.73%	78,512	899	1.15%	70,515	1,164	1.65%
Time	202,812	6,153	3.03%	224,932	8,258	3.67%	252,938	13,521	5.35%

Total Deposits	477,324	8,533	1.79%	474,820	12,004	2.53%	468,713	18,806	4.01%

Federal funds purchased
and repurchase agreements	29,245	240	0.82%	31,143	422	1.36%	31,509	1,151	3.65%
FHLB advances and notes payable	68,296	3,825	5.60%	69,195	3,835	5.54%	80,175	4,636	5.78%

Total Interest Bearing
Liabilities	574,865	12,598	2.19%	575,158	16,261	2.83%	580,397	24,593	4.24%

Demand Deposits	96,143			88,151			78,271

Total Funds	671,008			663,309			658,668

Other Non-Interest Bearing
Liabilities	10,368			10,811			10,912

Total Liabilities	681,376			674,120			669,580

Average Shareholders' Equity	83,317			76,356			68,101

Total Liabilities and
Shareholders' Equity	$764,693			$750,476			$737,681

Net Interest Income(1)		$32,244			$33,647			$31,717

Rate Spread(1)			4.07%			4.29%			3.94%

Net Interest Margin (percent of
Average earning assets) (1)			4.50%			4.80%			4.61%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 35% for 2003, 35% for 2002, and 35% for 2001.

(2)	Interest income includes amortization of loan fees of $1,472,000, $1,395,000, and $1,454,000 for 2003, 2002, and 2001, respectively.

        Interest on nonaccrual loans is not included.

As rates declined in 2002 and 2003, maturing securities in the investment portfolio could not be replaced with securities of comparable quality bearing equal or higher yields. Quality standards were maintained and portfolio yields declined. In the current rate environment, management expects to lose some additional yield when replacing securities and has chosen to use high quality, short term investments in order to be positioned to take advantage of expected future rate increases.

The average rate paid on interest bearing liabilities was 2.19% in 2003, compared to 2.83% in 2002, and 4.24% in 2001. Deposit rates decreased during 2003 as maturing time deposits were re-priced and rates on checking and savings deposits were lowered in response to the prime rate reductions of 2002 and 2003.

In past years the Company has funded a portion of its loan growth with borrowings from the Federal Home Loan Bank and notes payable. During 2003, the average outstanding balance of FHLB advances and notes payable decreased nearly $900,000 and the year end balance decreased $1.3 million when compared to 2002 balances. Increases in other short term borrowing, primarily Federal Funds Purchased, allowed the Company to repay some maturing FHLB notes without renewing them and to provide funding for loan growth. While FHLB borrowings are an economical method of funding loans when increased core deposits are not available, the cost is typically higher than the Company’s core deposit costs. The average rate of Federal Home Loan Bank advances and notes payable funding increased 6 basis points in 2003, to 5.60%, when compared to the 2002 rate of 5.54%, because maturing notes were at lower than the average rate. Borrowings from the Federal Home Loan Bank carry significant prepayment penalties that act as a deterrent to prepayment.

The 2003 rate spread of 4.07% is 22 basis points lower than the 2002 result of 4.29%, but 13 basis points higher than the 2001 result of 3.94%. Tax equivalent net interest income decreased $1.4 million in 2003 as an increase in total average earning assets of $15 million was more than offset by the narrow interest margin. The net interest margin of 4.50% for 2003 was 30 basis points below the 2002 result, and 11 basis points lower than in 2001. Decreases in both net interest margin and rate spread are the result of rates on average earning assets decreasing 86 basis points while the average cost of interest bearing liabilities decreased 64 basis points. Average earning assets represented 94% of total average assets in 2003 and 93% in 2002.

Provision for Loan Losses

The provision for loan losses was $550,000 in 2003 compared to $1,170,000 in 2002, and $1,467,000 in 2001. At December 31, 2003, the allowance for loan losses as a percent of total loans was 1.83% compared to 1.92% and 1.84% at December 31, 2002, and December 31, 2001, respectively. Net charged off loans totaled $459,000 in 2003 compared to $672,000 in 2002 and $286,000 in 2001. During 2003, recoveries of previously charged off loans were $319,000 compared to $363,000 in 2002, and $394,000 in 2001. Net charged off loans as a percent of average loans were 0.08% in 2003, 0.11% in 2002, and 0.05% in 2001. Total nonperforming loans were 0.22% of ending loans at December 31, 2003, compared to 0.63% and 0.44% at the two previous year ends. Management maintains the allowance for loan losses at a level considered appropriate. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors. Management uses a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment weightings, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that either are, or are not, considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Management believes that the analysis described above provides a consistent basis for the current provision level.

Non-interest Income

Continuing the upward trend which began in 2001, total non-interest income increased $3,745,000 during 2003. Improved collection rates on fees and better management of fee waivers along with growth in deposit accounts contributed to an increase of $115,000, or 4.8%, in service charges on deposit accounts from 2002 to 2003. Gain on sale of mortgage loans increased by $2,681,000, or 45.6%, over the 2002 results as forty year lows in mortgage interest rates continued to fuel mortgage refinance activity. In the final quarter of the year, the Company saw this activity diminish significantly as rates on residential mortgages increased. When a mortgage is refinanced or pre-paid, capitalized mortgage servicing rights relating to that mortgage are written off. The gain on sale was somewhat offset by a decline in mortgage servicing income of $391,000, from a negative $709,000 in 2002, to a negative $1,100,000 in 2003 that largely resulted from the write off of previously capitalized mortgage servicing rights. Gains on the sale of securities were $373,000 higher in 2003, mainly due to the sale of an equity holding that had a low yield compared to other investments. Total non-interest income grew by $2,193,000 in 2002 compared with 2001 reflecting improved collection rates on deposit fees and higher mortgage banking revenue.

During the first quarter of 2002, Firstbank-Alma, the subsidiary that operated a Trust Department, reached an agreement with a larger, unrelated company to assume operations of the Trust Department. As a part of the agreement, the bank received revenue of $152,000 in 2003, which is recorded in other income.

Courier and cash delivery services income increased 30.5% to $736,000 in 2003 after having increased 21.8% in 2002. This income is primarily from the operations of 1st Armored and does not include income from servicing Firstbank affiliates. Real estate appraisal services contributed $912,000 to non-interest income in 2003, up from $857,000 in 2002 and $789,000 in 2001. Commissions on real estate sales resulted in $940,000 of non-interest income in 2003, compared to $816,000 in 2002 and $635,000 in 2001. Title insurance fees produced $1,104,000 of non-interest income, compared to $726,000 in 2002 and $593,000 in 2001. Appraisal and title insurance revenues were helped greatly by the high level of mortgage refinancing during the current year, which is not likely to continue in 2004.

Other non-interest income increased $346,000, or 23.8%, when the results of 2003 are compared to 2002. The improvement in this line was primarily due to an increase in gains on the sale of other real estate owned and from the sale of certain customer lists associated with the brokerage business. When comparing 2002 to 2001 results other non-interest income declined $545,000. The largest areas of decline were in fees from brokerage business activities and lower dividend and capital gains associated with deferred compensation accounts. The deferred compensation accounts change was offset by an equal decline in non-interest expenses.

Non-interest Expense

Salary and employee benefits expenses increased $1,951,000, or 13.7%, when 2003 is compared to 2002. Increased salary expense was a result of originating, processing and managing secondary market sales related to the high volume in the mortgage business, yearly salary increments, merit raises and normal staffing requirements related to growth in business. Employee benefits expense increased as well, primarily from higher employee group insurance cost and payroll taxes associated with the higher salary expense. The Company employed 390 full time equivalent employees at the end of 2003, 14 more than at the same time in 2002. Salary and benefit expenses were $897,000 higher when 2002 is compared with 2001 as the Company expanded its work force to meet the demands of mortgage refinance activity, staffed new branch facilities and yearly merit and incentive increases.

Expenses of occupancy and equipment increased $53,000, or 1.4%, over the 2002 level. This increase is primarily due to a full year of depreciation on facilities and equipment which were put into place during the prior year. Occupancy and equipment costs increased in 2002, compared with 2001, by $151,000 mainly due to costs associated with facilities and equipment which were put into place during the third and forth quarters of 2001.

Amortization of intangible assets decreased $26,000, or 7.2%, during 2003 as amortization was reduced due to the sale of certain customer lists related to the brokerage business. Intangible amortization decreased $423,000 in 2002 compared with 2001 due to adoption of new accounting standards on January 1, 2002, which required that the Company no longer amortize goodwill relating to past bank and branch acquisitions.

Expenses for outside professional services increased $436,000 to $1,995,000 in 2003 compared to $1,559,000 in 2002. Title search fees and costs paid to independent contractors in the title, appraisal and real estate sales operations accounted for substantially all of the increase. These costs were largely driven by the high level of mortgage refinance activity. Professional service fees increased in 2002 above 2001‘s level by $438,000 with fees associated with mortgage refinancing driving the increase.

Advertising and special promotion expense increased to $787,000 from $522,000 in 2002 and was largely driven by a large increase in promotional expense for mortgage refinances. Other non-interest expense decreased by $22,000, or 0.4%, from 2002 to 2003. Advertising and promotional expense was higher in 2002 than the previous year by $134,000 for expenditures relating to mortgage refinance activity.

Other non-interest expense decreased slightly from $5,701,000 in 2002 to $5,679,000 in 2003. Prior year expenses had also decreased from 2001 by $579,000, primarily as a result of a $687,000 non-recurring charge made in the first quarter of 2001.

Federal Income Tax

The Company’s effective federal income tax rates were 33% for 2003, 2002 and 2001. The Company’s investment in securities and loans which provide income exempt from federal income tax is the principal cause of the difference between the effective tax rates and the statutory tax rate of 35% for all three years.

   FINANCIAL CONDITION

Total assets at December 31, 2003 were $777 million, exceeding the December 31, 2002 assets of $768 million by $9 million, or slightly over 1%. Short term investments decreased by $25 million as the Company redeployed its excess liquidity which resulted from heavy mortgage re-financing and reduced mortgage portfolio balances. Loans held for sale in the secondary market decreased 56.9% at December 31, 2003, when compared to the balance at December 31, 2002, as re-finance activity slowed at the end of the year. Total portfolio loans, net of allowance for loan loss, increased 5.7% at December 31, 2003 compared with the balance at the previous year end. Commercial loans increased $14.4 million, or 14.7%. Residential mortgage and commercial mortgage loans increased $6.1 million, or 3.1%, and $8.9 million, or 4.6%, respectively. Construction loans were also higher at December 31, 2003, rising $8.1 million, or 17.1%, from the previous year end. Consumer loans were $3.3 million, or 5.2% lower at the current year end.

	(In Thousands of Dollars)
	2003	2002	Change	% Change
Commercial	$112,384	$ 97,951	$ 14,433	15%
Commercial real estate	203,080	194,194	8,886	5%
Residential real estate	204,844	198,756	6,088	3%
Construction	55,160	47,103	8,057	17%
Consumer	60,128	63,417	(3,289)	(5%)

Total	$635,596	$601,421	$ 34,175	6%
Mortgages serviced for others	$464,400	$373,800	$ 90,800	24%

Total securities increased $7.5 million, or 10.9%, as available funds were invested to support collateral pledging needs.

Premises and equipment increased by $589,000 after recognized depreciation of $1,682,000. The increase in premise and equipment was mainly due to construction of two new branch facilities in Cadillac and St. Helen, Michigan, which opened in the fourth quarter.

Total deposits decreased at the end of 2003 to $568 million, a decrease of 1.6% compared to $577 million at year end 2002. A drop in time deposits of $30.5 million, or 13.9% from the prior year end, more than offset gains in all other categories of deposits. Non-interest bearing demand deposit balances increased $4.1 million, or 4.2%, while interest bearing demand increased by $4.6 million, or 2.6% and savings account balances increased by $12.4 million, or 14.9%. Firstbank’s banks did not need to bid aggressively for higher cost, rate sensitive, time deposits. Securities sold under agreements to repurchase decreased by $5.6 million and federal funds purchased increased $22.3 million.

Federal Home Loan Bank advances and notes payable decreased by $1.3 million at December 31, 2003 as compared to December 31, 2002. Excess liquidity and the use of federal funds purchased allowed repayment of some Federal Home Loan Bank borrowings as they matured. Note K and Note L of the Notes to Consolidated Financial Statements have additional discussion of borrowings.

Asset Quality

Management continues to follow a conservative course in the recognition of problem loans. Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against (reduction of) the allowance for loan losses. In 2003, net charged off loans were $459,000 compared to $672,000 in 2002. Net charged off loans as a percentage of average loans were 0.08% and 0.11% in 2003 and 2002.

Nonperforming loans are defined as nonaccrual loans, loans 90 days past due, and any loans where the terms have been renegotiated. Total nonperforming loans were $1.4 million and $3.8 million at December 31, 2003 and 2002, respectively. The average investment in impaired loans was $3.5 million during 2003 compared to $4.8 million during 2002. The decrease in impaired loans was mainly due to two large past due credits which paid off or paid to current status in 2003. Please refer to Note F of the Notes to Consolidated Financial Statements for more information on impaired loans. Total nonaccrual loans were $834,000 at December 31, 2003, compared to $630,000 at the end of 2002.

The allowance for loan losses increased $91,000, or 0.8%, during 2003. The allowance for loan losses represents 1.83% of outstanding loans at the end of 2003 as compared to 1.92% at December 31, 2002. Management maintains the allowance at a level which they believe adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Management focuses on early identification of problem credits through ongoing reviews by management, loan personnel and an outside loan review specialist.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers needing to meet their credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to manage the level of varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. The net interest margin was 4.50% in 2003, compared to 4.80% in 2002. Loan yields decreased by 75 basis points, from 7.56% in 2002, to 6.81% in 2003. Deposit costs decreased 74 basis points from 2.53% in 2002 to 1.79% in 2003. Although loan yields decreased approximately the same as deposit costs, loan demand was weak through most of the year and the mix of earning assets shifted from loans to lower yielding federal funds sold.

The low interest rate environment and uncertainty relating to the war in Iraq led to higher deposits early in the year. As the stock market recovered in the second half of the year, funds began to flow back into the equity markets resulting in a lower level of time deposits at year end. The lower level of time deposits coupled with high loan demand in the fourth quarter resulted in the use of overnight federal funds purchased of $22.3 million at year end. FHLB advances and notes payable decreased as a funding source with average balances of $68,296,000 in 2003 compared to $69,195,000 in 2002. In 2003, the average cost of funds on notes payable was 5.60% compared to 1.79% on deposits.

A decision to decrease deposit rates affects most rates currently paid and, therefore, has an immediate positive impact on net interest margin. With the exception of variable rate loans, a decrease in loan rates does not affect the yield until a new loan is made. When the level of interest rates decreases dramatically certain fixed rate loan customers demand new, lower rate loans to replace present higher rate loans. In the second quarter of 2003 the prime rate dropped 25 basis points bringing the average rate to 4.00%, from an average of 4.25% in January. Since deposit rates were already low, Firstbank’s net interest margin was compressed as the ability to lower deposit rates at the same pace as loan rates were declining was restricted by the already low rates being paid on deposits.

The principal sources of liquidity for the Company are maturing securities, federal funds purchased or sold, loan payments by borrowers, investment securities, loans held for sale, deposit or deposit equivalent growth and Federal Home Loan Bank advances. Although securities maturing within one year at December 31, 2003, were $8.0 million compared to $15.8 million at December 31, 2002, total investments available for sale increased $8 million to $74 million.

The table below shows the interest sensitivity gaps for five different intervals as of December 31, 2003. Deposits that do not have a fixed maturity date are shown as immediately re-pricing according to reporting conventions.

	Maturity or Re-Pricing Frequency (Dollars in Millions)
	1 Day	2 Days through 3 Months	4 Months through 12 Months	13 Months through 5 Years	5+ Years

Interest Earning Assets: Loans	$ 259.7	$ 61.7	$ 75.2	$ 224.4	$ 18.8
Securities	1.5	12.1	28.6	26.2	1.1
Other earning assets	5.7	0.0	.0	0.0	6.2

Total	266.9	73.8	103.8	250.6	26.1

Interest Bearing Liabilities:
Deposits	277.2	32.5	87.7	67.9	0.0
Other interest bearing liabilities	47.2	53.9	1.0	6.4	5.9

Total	324.4	86.4	88.7	74.3	5.9

Interest Sensitivity Gap	(57.5)	(12.6)	15.1	176.3	20.2

Cumulative Gap	$ (57.5)	$ (70.1)	$ (55.0)	$ 121.3	$ 141.5

For the one day interval, maturities of interest bearing liabilities exceed those of interest earning assets by $57.5 million. Included in the one day maturity classification are $277.0 million in savings and checking accounts which are contractually available to the Company’s customers immediately, but in practice function as core deposits with considerably longer maturities. In the two day through the five year time frame, interest sensitive assets exceed interest sensitive liabilities resulting in a cumulative effect of interest sensitive assets exceeding interest sensitive liabilities by $121.3 million through five years. For the time period greater than five years the positive relationship increases further so that, cumulatively, interest sensitive assets exceed interest sensitive liabilities by $141.5 million.

Showing a negative cumulative gap through the twelve month period does not necessarily result in a corresponding increase in net interest income during a declining rate environment. In practice, deposit rates do not change as rapidly as would be indicated by the contractual availability of deposit balances to customers. Some of the gain associated with the lowering of deposit costs is mitigated by rate decreases on variable rate loans and by fixed rate loan customers’ ability to use new, lower rate loans to prepay existing higher rate loans. Conversely, showing a negative cumulative gap through the twelve month period does not necessarily result in a corresponding decrease in net interest income during a rising rate environment for similar reasons. Due to the behavior of deposits, contrary to the GAP information as shown, management believes that an increase in interest rates will result in an increased spread and increased earnings. Conversely, a decrease in interest rates would likely result in a decrease in spreads and net income.

Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the re-pricing intervals of interest earning assets to interest bearing liabilities is a measure of the interest sensitivity gap. Balancing interest rate sensitivity is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with its asset liability management and model and measure interest rate sensitivity.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABLILITES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

	(In Thousands of Dollars)
Contractual Obligation	One Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Federal Funds Borrwed and Repurchase Agreements(1)	$47,070	$ 0	$ 0	$ 0	$47,070
Long Term Debt(1)	6,101	17,304	13,003	53,285	89,693
Operating Leases (Note G)	165	270	263	0	697

(1)     Contractual payments including principle and interest.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

The Company’s operating lease obligations represent short and long-term lease and rental payments, primarily for facilities and to a lesser degree for certain software and data processing equipment.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

	(In Thousands of Dollars)
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Credit: Commercial real estate	$62,066	$3,462	$ 743	$ 614	$66,885
Residential real estate	21,321	0	0	0	21,321
Construction loans	8,612	1,579	819	7	11,017
Revolving home equity and credit card lines	3,210	4,890	15,648	929	24,678
Other	0	794	1,588	0	2,381
Commercial letters of credit	4,601	4,250	0	2,313	11,164

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire with being drawn upon. Further discussion of these commitments is included in Note P to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in Note A of the Notes to the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company faces market risk to the extent that both earnings and the fair market values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. During 2003, as the prime rate declined and fixed rate mortgages in the Company’s portfolio were replaced with variable rate commercial loans, Firstbank’s simulations showed increased sensitivity to changes in interest rates with positive changes in projected earnings related to increases in rates and negative changes in projected earnings related to decreases in rates. As of the date of this annual report the Company does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

The Company’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. The Company does not accept significant interest rate risk in its mortgage banking operations. To manage its interest rate risk in mortgage banking the Company generally locks in its sale price to the purchaser of a loan at the same time it makes a rate commitment to the borrower. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors which are outside of the Company’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” in this annual report for a discussion of the limitations on the Company’s responsibility for such statements.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003 and 2002. They show expected maturity date values for loans and securities which were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather, the opportunity for re-pricing. The Company believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following tables. Fair value is computed as the present value of expected cash flows at rates in effect at the date indicated.

Principal/Notional Amounts Maturing in:			(In Thousands of Dollars)
As of December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/03
Rate Sensitive Assets:
Fixed interest rate loans	$107,714	$57,627	$63,111	$38,502	$51,271	$65,241	383,466	$384,234
Average interest rate	6.79%	7.54%	7.20%	7.28%	6.84%	8.16%
Variable interest rate loans	83,576	17,734	22,282	42,943	67,360	22,252	256,147	254,715
Average interest rate	4.20%	4.69%	4.93%	4.79%	4.66%	4.46%
Fixed interest rate securities	8,055	14,358	9,419	18,329	4,414	16,095	70,669	70,669
Average interest rate	1.62%	2.02%	2.65%	3.52%	3.36%	4.78%
Variable interest rate
Securities						62	62	62
Average interest rate						6.36%
Other interest bearing assets	5,703					4,929	10,632	10,632
Average interest rate	0.51%
Rate Sensitive Liabilities:
Savings and interest bearing
checking	277,037						277,037	277,037
Average interest rate	0.63%
Time deposits	124,407	26,447	13,217	16,869	7,178	103	188,221	191,111
Average interest rate	2.18%	3.45%	3.89%	4.45%	3.20%	4.13%
Fixed interest rate
borrowings	24,800	10,823	0	5,157	2,372	46,403	89,555	93,576
Average interest rate	1.45%	5.58%	0.00%	5.02%	3.48%	5.65%
Variable interest rate
borrowings	0						0	0
Average interest rate	0.00%
Repurchase agreements	24,769						24,769	24,769
Average interest rate	1.62%

			(In Thousands of Dollars)
As of December 31, 2002	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 12/31/02
Rate Sensitive Assets:
Fixed interest rate loans	$108,167	$80,053	$68,209	$57,258	$40,218	$63,493	$417,398	$422,798
Average interest rate	7.27%	8.04%	7.89%	7.89%	7.90%	8.46%
Variable interest rate loans	76,391	11,703	16,647	17,478	50,682	20,759	193,660	193,443
Average interest rate	4.64%	5.20%	5.46%	5.31%	5.27%	5.00%
Fixed interest rate securities	15,805	8,228	4,391	6,145	9,685	19,133	63,386	63,386
Average interest rate	1.89%	2.12%	2.29%	3.87%	3.03%	4.47%
Variable interest rate
securities						65	65	65
Average interest rate						6.03%
Other interest bearing assets	30,602					4,746	35,348	35,348
Average interest rate	1.02%
Rate Sensitive Liabilities:
Savings and interest bearing
checking	260,038						260,038	260,038
Average interest rate	1.10%
Time deposits	147,742	32,633	14,732	9,065	14,397	154	218,723	321,564
Average interest rate	2.84%	4.18%	4.88%	4.62%	4.58%	2.81%
Fixed interest rate
borrowings	4,000	1,500	10,962	0	5,165	46,957	68,584	76,799
Average interest rate	5.16%	5.15%	6.29%	0.00%	5.02%	5.66%
Variable interest rate
borrowings	0						0	0
Average interest rate
Repurchase agreements	30,358						30,358	30,358
Average interest rate	1.62%

CAPITAL RESOURCES

The Company obtains funds for its operating expenses and dividends to shareholders through dividends from its subsidiary banks. In general, the subsidiary banks pay only those amounts required to meet holding company cash requirements, while maintaining appropriate capital at the banks. Capital is maintained at the subsidiary banks to support growth.

Bank regulators have established risk based capital guidelines for banks and bank holding companies. Minimum capital levels are established under these guidelines and each asset category is assigned a perceived risk weighting. Off balance sheet items, such as loan commitments and standby letters of credit, also require capital allocations.

As of December 31, 2003, the Company’s total capital to risk weighted assets exceeded the minimum requirement for capital adequacy purposes of 8% by 5.89% or $36 million. Tier 1 capital to risk weighted assets exceeded the minimum of 4% by 8.65%, or $53 million, and Tier 1 capital to average assets exceeded the minimum of 4% by 6.11%, or $47 million. For a more complete discussion of capital requirements please refer to Note T of the Notes to Consolidated Financial Statements. The Federal Deposit Insurance Corporation insures specified customer deposits and assesses premium rates based on defined criteria. Insurance assessment rates may vary from bank to bank based on the factors that measure the perceived risk of a financial institution. One condition for maintaining the lowest risk assessment, and therefore, the lowest insurance rate, is the maintenance of capital at the “well capitalized” level. Each of the Company’s affiliate banks has exceeded the regulatory criteria for a “well capitalized” financial institution and each bank pays the lowest assessment rate assigned by the FDIC.

A certain level of capital growth is desirable to maintain an appropriate ratio of equity to total assets. The compound annual growth rate for total average assets for the past five years was 6.4%. The compound annual growth rate for average equity over the same period was 8.2%.

Management has determined one way of maintaining capital adequacy is to maintain a reasonable rate of internal capital growth. The percentage return on average equity times the percentage of earnings retained after dividends equals the internal growth percentage. The following table illustrates this relationship:

	2003	2002	2001
Return on average equity	14.47%	15.50%	13.40%
Multiplied by
Percentage of earnings retained	64.71%	67.39%	62.50%
Equals
Internal capital growth	9.36%	10.45%	8.38%

The Company has retained between 63% and 67% of its earnings from 2001 to 2003. To achieve the goal of acceptable internal capital growth, management intends to continue its efforts to increase the Company’s return on average equity while maintaining a reasonable cash dividend.

As an additional enhancement to capital growth the Company offers a dividend reinvestment program. The Firstbank Corporation Dividend Reinvestment Plan was first offered in 1988. At December 31, 1988, 123 owners holding 209,856 shares participated in the Plan. By the end of 2003, 1,695 owners holding 2,211,310 shares were participating in the Plan.

The Company is not aware of any recommendations by regulatory authorities at December 31, 2003, which are likely to have a material effect on Firstbank Corporation’s liquidity, capital resources or operations.

FORWARD LOOKING STATEMENTS

This annual report including, without limitation, management’s discussion and analysis of financial condition and results of operations, and other sections of the Company’s Annual Report to Shareholders, contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as “anticipate”, “believe”, “determine”, “estimate”, “expect”, “forecast”, “intend”, “is likely”, “plan”, “project”, “opinion”, “should”, variations of such terms, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of the Company to locate and correct all data sensitive computer codes; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

COMMON STOCK DATA

Firstbank Corporation Common Stock was held by 1,710 shareholders of record as of December 31, 2003. Total shareholders number approximately 2,874, including those whose shares are held in nominee name through brokerage firms. The Company’s shares are listed on the NASDAQ National Market under the symbol FBMI and are traded by several brokers. The range of high and low sales prices for shares of common stock for each quarterly period during the past two years is as follows:

Quarter	High	Low
4th `03	$ 31.90	$29.79
3rd `03	$ 34.52	$28.41
2nd `03	$ 32.19	$27.69
1st `03	$ 28.06	$23.90
4th `02	$ 24.20	$20.32
3rd `02	$ 22.67	$20.41
2nd `02	$ 21.77	$18.70
1st `02	$ 19.95	$17.96

The prices quoted above were obtained from the NASDAQ.com through the Company’s market makers. Prices have been adjusted to reflect stock dividends.

The following table summarizes cash dividends paid per share (adjusted for stock dividends) of common stock during 2003 and 2002.

	2003	2002
First Quarter	$ .1809	$ .1632
Second Quarter	.1905	.1723
Third Quarter	.1905	.1723
Fourth Quarter	.1905	.1723

Total	$ .7524	$ .6801

The Company’s principal sources of funds to pay cash dividends are the earnings of and dividends paid by the subsidiary banks. Under current regulations the subsidiary banks are restricted in their ability to transfer funds in the form of cash dividends, loans, and advances to the Company (See Note R of the Notes to Consolidated Financial Statements). As of January 1, 2004, approximately $23.9 million of the subsidiaries’ retained earnings were available for transfer in the form of dividends to the Company without prior regulatory approval. In addition, the subsidiaries’ 2004 earnings are expected to be available for distributions as dividends to the Company.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan

We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, are in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

January 29, 2004
Grand Rapids, Michigan

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except for Share Data)

	December 31
ASSETS	2003	2002
Cash and due from banks	$ 27,442	$ 29,945
Short term investments	5,703	30,602

Total cash and cash equivalents	33,145	60,547
Securities available for sale	70,731	63,451
Federal Home Loan Bank stock	4,929	4,746
Loans held for sale	4,160	9,663
Loans, net of allowance for loan losses of $11,627 in 2003 and
$11,536 in 2002	623,826	589,859
Premises and equipment, net	18,103	17,514
Goodwill	4,880	4,880
Core deposits and other intangibles	2,698	3,158
Accrued interest receivable and other assets	14,028	13,702

TOTAL ASSETS	$776,500	$767,520

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand accounts	$102,296	$ 98,148
Interest bearing accounts:
Demand	181,642	177,018
Savings	95,395	83,020
Time	188,221	218,723

Total Deposits	567,554	576,909
Securities sold under agreements to repurchase and overnight borrowings	47,069	30,358
Federal Home Loan Bank advances	67,121	68,433
Notes payable	134	151
Accrued interest payable and other liabilities	8,878	11,488

Total Liabilities	$690,756	$687,339

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common stock, no par value, 10,000,000 shares authorized;
5,642,304 and 5,368,100 shares issued and outstanding in 2003 and 2002	$ 75,591	$ 68,934
Retained earnings	9,187	9,755
Accumulated other comprehensive income	966	1,492

Total Shareholders' Equity	85,744	80,181

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$776,500	$767,520

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of Dollars, Except for Per Share Data)

	Year Ended December 31

Interest Income:	2003	2002	2001

Loans, including fees	$ 40,989	$ 45,387	$ 51,151
Securities:
Taxable	1,818	2,310	2,708
Exempt from federal income tax	1,035	1,138	1,281
Short term investments	387	413	370

Total Interest Income	44,229	49,248	55,510
Interest Expense:
Deposits	8,533	12,004	18,806
FHLB Advances and notes payable	3,825	3,835	4,636
Other	240	422	1,151

Total Interest Expense	12,598	16,261	24,593

Net Interest Income	31,631	32,987	30,917
Provision for loan losses	550	1,170	1,467

Net Interest Income after Provision for Loan Losses	31,081	31,817	29,450
Non-Interest Income:
Service charges on deposit accounts	2,534	2,419	1,986
Gain on sale of mortgage loans	8,560	5,879	3,215
Mortgage servicing, net of amortization	(1,100)	(709)	(108)
Trust fees	0	108	338
Gain on sale of securities	390	17	28
Courier and cash delivery services	736	564	463
Real estate appraisal services	912	857	789
Commissions on real estate sales	940	816	635
Title insurance fees	1,104	726	593
Other	1,802	1,456	2,001

Total Non-Interest Income	15,878	12,133	9,940
Non-Interest Expense:
Salaries and employee benefits	16,198	14,247	13,350
Occupancy and equipment	3,725	3,672	3,521
Amortization of intangibles	336	362	785
Michigan single business tax	175	174	311
Outside professional services	1,995	1,559	1,121
Advertising and promotions	787	522	388
Other	5,679	5,701	6,280

Total Non-Interest Expense	28,895	26,237	25,756

Income Before Federal Income Taxes	18,064	17,713	13,634
Federal Income Taxes	6,008	5,887	4,512

NET INCOME	$ 12,056	$ 11,826	$ 9,122
Other comprehensive income:
Change in unrealized gain (loss) on securities, net of tax
and reclassification effects	(526)	426	698

COMPREHENSIVE INCOME	$ 11,530	$ 12,252	$ 9,820

Basic earnings per share	$ 2.13	$ 2.09	$ 1.64

Diluted earnings per share	$ 2.07	$ 2.04	$ 1.61

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(In Thousands of Dollars, Except for Share and per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2001	$ 56,550	$ 7,286	368	$64,204
Net income for 2001		9,122		9,122
Cash dividends - $.61 per share		(3,416)		(3,416)
5% stock dividend - 243,748 shares	4,729	(4,732)		(3)
Issuance of 10,520 shares of common stock
through exercise of stock options	135			135
Issuance of 70,081 shares of common stock
through the dividend reinvestment plan	1,207			1,207
Issuance of 15,553 shares of common stock
from supplemental shareholder investments	283			283
Purchase of 1,212 shares of stock	(24)			(24)
Issuance of 12,604 shares of common stock	220			220
Net change in unrealized appreciation on
securities available for sale, net of tax of $375			698	698

BALANCES AT DECEMBER 31, 2001	63,100	8,260	1,066	72,426
Net income for 2002		11,826		11,826
Cash dividends - $.68 per share		(3,857)		(3,857)
5% stock dividend - 255,595 shares	6,474	(6,474)
Issuance of 37,331 shares of common stock
through exercise of stock options	566			566
Issuance of 54,764 shares of common stock
through the dividend reinvestment plan	1,210			1,210
Issuance of 10,434 shares of common stock
from supplemental shareholder investments	235			235
Purchase of 122,710 shares of stock	(2,963)			(2,963)
Issuance of 13,533 shares of common stock	312			312
Net change in unrealized appreciation on
securities available for sale, net of tax of $229			426	426

BALANCES AT DECEMBER 31, 2002	68,934	9,755	1,492	80,181
Net income for 2003		12,056		12,056
Cash dividends - $.75 per share		(4,254)		(4,254)
5% stock dividend -268,635 shares	8,370	(8,370)
Issuance of 122,733 shares of common stock
through exercise of stock options	2,060			2,060
Issuance of 37,817 shares of common stock
through the dividend reinvestment plan	1,137			1,137
Issuance of 6,858 shares of common stock
from supplemental shareholder investments	209			209
Purchase of 176,100 shares of stock	(5,551)			(5,551)
Issuance of 14,261 shares of common stock	432			432
Net change in unrealized appreciation on
securities available for sale, net of tax of $276			(526)	(526)

BALANCES AT DECEMBER 31, 2003	$ 75,591	$ 9,187	$ 966	$85,744

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
(In Thousands of Dollars)

	Year Ended December 31,
OPERATING ACTIVITIES	2003	2002	2001
Net income	$ 12,056	$ 11,826	$ 9,122
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	550	1,170	1,467
Depreciation of premises and equipment	1,682	1,534	1,469
Net amortization of security premiums/discounts	645	374	199
Gain on sale of securities	(390)	(17)	(28)
Amortization of intangibles	336	362	785
Gain on sale of mortgage loans	(8,560)	(5,879)	(2,727)
Proceeds from sales of mortgage loans	375,588	270,864	179,344
Loans originated for sale	(361,525)	(268,926)	(181,321)
Deferred federal income tax benefit	(13)	109	(699)
(Increase) decrease in accrued interest receivable and other assets	207	(904)	406
Increase (decrease) in accrued interest payable and other liabilities	(2,609)	901	1,007

NET CASH FROM OPERATING ACTIVITIES	17,967	11,414	9,024
INVESTING ACTIVITIES
Proceeds from sales and calls of securities available for sale	2,400	2,075	2,191
Proceeds from maturities of securities available for sale	31,665	47,901	55,810
Purchase of securities available for sale	(42,402)	(45,784)	(52,600)
Purchase of Federal Home Loan Bank stock	(183)	(113)	(301)
Net increase in portfolio loans	(34,638)	(1,713)	(891)
Net purchases of premises and equipment	(2,271)	(1,424)	(3,411)

NET CASH FROM INVESTING ACTIVITIES	(45,429)	942	798
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(9,355)	15,770	23,915
Net increase (decrease) in securities sold under agreements to
repurchase and overnight borrowings	16,711	(1,865)	(6,084)
Retirement of notes payable	(17)	(2,717)	(5,416)
Proceeds from Federal Home Loan Bank borrowings	3,000	3,500	21,250
Proceeds from notes payable	0	0	1,400
Retirement of Federal Home Loan Bank borrowings	(4,312)	(7,814)	(25,571)
Cash dividends and cash paid in lieu of fractional shares on stock
dividend	(4,254)	(3,857)	(3,419)
Purchase of common stock	(5,551)	(2,963)	(24)
Net proceeds from issuance of common stock	3,838	2,323	1,845

NET CASH FROM FINANCING ACTIVITIES	60	2,377	7,896
INCREASE IN CASH AND CASH EQUIVALENTS	(27,402)	14,733	17,718
Cash and cash equivalents at beginning of year	60,547	45,814	28,096

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 33,145	$ 60,547	$ 45,814

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 13,196	$ 16,744	$ 25,521
Income taxes	$ 6,250	$ 5,433	$ 4,211

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the “Company”) is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. The consolidated assets of the Company, of $777 million as of December 31, 2003, primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $464 million, as of December 31, 2003, are not included in the Company’s consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, Firstbank – Alma; Firstbank (Mt. Pleasant); Firstbank – West Branch; Firstbank – Lakeview; and Firstbank – St. Johns (the “Banks”); 1st Armored, Incorporated; Gladwin Land Company, Incorporated; 1st Title, Incorporated; and C.A. Hanes Realty, Incorporated, after elimination of inter-company accounts and transactions. These subsidiaries are wholly owned, except C.A. Hanes Realty, which has a 45% minority interest. During 2001, each of the Company’s five banks formed its own Mortgage Company. The operating results of these mortgage companies are consolidated into each Bank’s financial statements.

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

Certain Significant Estimates: The primary estimates incorporated into the Company’s financial statements, which are susceptible to change in the near term, include the allowance for loan losses, the determination of the fair value of certain financial instruments and the valuation of mortgage servicing rights.

Current Vulnerability Due to Certain Concentrations: The Company’s business is concentrated in the mid-central section of the lower peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers’ ability to honor their debts is partially dependent on the local economies. The Company’s service area is primarily dependent on manufacturing (automotive and other), agricultural and recreational industries. Most commercial and agricultural loans are secured by business assets, including commercial and agricultural real estate and federal farm agency guarantees. Generally, consumer loans are secured by various items of personal property and mortgage loans are secured by residential real estate. The Company’s funding sources include time deposits and other deposit products which bear interest. Periods of rising interest rates result in an increase in the cost of funds to the Company and an increase in yields on certain assets. Conversely, periods of falling interest rates result in a decrease in yields on certain assets and costs of certain funds.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, amounts due from banks and short term investments, which include interest bearing deposits with banks, federal funds sold, and overnight money market fund investments. Generally, federal funds and overnight money market funds are purchased for a one day period. The Company reports customer loan transactions, deposit transactions and repurchase agreements and overnight borrowings on a net basis within its cash flow statement.

Securities Available for Sale: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rate, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported, net of related income tax effect, in accumulated other comprehensive income, a separate component of shareholders’ equity until realized. Gains and losses on sales are determined using the specific identification method. Premium and discount amortization is recognized in interest income, using the level yield method over the period to maturity. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

Loans: Loans receivable, for which management has the intent and ability to hold for the foreseeable future or payoff are reported at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, unamortized premiums or discounts. Loan origination fees and certain origination costs are capitalized and recognized as an adjustment to yield of the related loan. Loans held for sale are reported at the lower of cost or market on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. In all cases loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received, for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management uses a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment weightings and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that either are, or are not, considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction, automobile, home equity and second mortgage loans, are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates the underlying ability of the borrower’s business activity is not sufficient to generate adequate cash flow to service the business’ cash needs, including the Company’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8, with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful, and 8 loss. Loans graded 6, 7, and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

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

Stock Splits and Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock. Fractional shares are issued or are paid in cash. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. A stock dividend of 5% was paid on December 31, 2003, to shareholders of record as of December 18, 2003. A stock dividend of 5% was paid on December 31, 2002, to shareholders of record as of December 18, 2002. A stock dividend of 5% was paid on December 31, 2001, to shareholders of record as of December 14, 2001.

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

	2003	2002	2001

Net income as reported	$ 12,056,000	$ 11,826,000	$ 9,122,000
Deduct stock-based compensation expense determined
under fair value based method	135,000	134,000	438,000

Pro forma net income	$ 11,921,000	$ 11,692,000	$ 8,684,000
Basic earnings per share as reported	$2.13	$2.09	$1.64
Pro forma basic earnings per share	$2.11	$2.07	$1.57
Diluted earnings per share as reported	$2.07	$2.04	$1.61
Pro forma diluted earnings per share	$2.05	$2.02	$1.52

The pro forma effects are computed using option pricing models and using the following weighted-average assumptions as of grant date.

	2003	2002	2001

Risk-free interest rate	4.04%	4.55%	4.52%
Expected option life	7 Years	7 Years	7 Years
Expected stock price volatility	21.8%	20.9%	19.7%
Dividend yield	3%	3%	3%

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share include the dilutive effect of additional common shares issuable under stock options. All per share amounts are restated for stock dividends and stock splits through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of tax, which is recognized as a separate component of equity. Accumulated other comprehensive income consists of unrealized gains and losses on securities available for sale, net of tax.

Reclassification: Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requiremenst for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

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

On October 20, 2000, Firstbank Corporation, through its affiliate Firstbank – West Branch, completed the acquisition of the West Branch Real Estate One franchise which was re-named 1st Realty, Incorporated. On January 2, 2001, also through its Firstbank – West Branch affiliate, Firstbank Corporation completed the acquisition of C.A. Hanes Real Estate in a transaction that merged C.A. Hanes with 1st Realty, Incorporated. Firstbank – West Branch maintains a 55% ownership of the new company which does business as C.A. Hanes Realty, Incorporated. This real estate subsidiary complements the prior acquisitions of Gladwin Land Company and 1st Title, Incorporated and these subsidiaries provide service to all five banks of Firstbank Corporation and position the banks to provide the full spectrum of services related to real estate transactions. This acquisition did not have a material effect on the Company’s consolidated financial statements.

NOTE C – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company’s subsidiary banks are required to maintain average reserve balances in the form of cash and non-interest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 2003 and 2002 were $3,269,000 and $3,381,000, respectively. These balances do not earn interest.

NOTE D – SECURITIES

The fair value of securities available for sale was as follows:

Securities Available for Sale:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In Thousands of Dollars)
December 31, 2003:
U.S. governmental agency	$40,073	$ 286	$(11)
States and political subdivisions	29,404	1,212	(1)
Equity	1,254	0	(0)

Total	$70,731	$1,498	$(12)

December 31, 2002:
U.S. governmental agency	$29,154	$ 551	$(6)
States and political subdivisions	29,198	1,683	(1)
Corporate	4,336	63	(2)
Equity	763	0	0

Total	$63,451	$2,297	$(9)

Securities with unrealized losses at year end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government Agencies	$3,144	$3	$5,993	$8	$9,137	$11
States and Political Subdivisions	686	1	0	0	686	1
Total Temporarily Impaired	$3,830	$4	$5,993	$8	$9,823	$12

Gross realized gains (losses) on sales and calls of securities were:

	(In Thousands of Dollars)
	2003	2002	2001
Gross realized gains	$390	$ 30	$28
Gross realized losses	0	(13)	0

Net realized gains (losses)	$390	$ 17	$28

The fair value of securities at December 31, 2003, by stated maturity, is shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value (In Thousands of Dollars)
Due in one year or less	$ 8,055
Due after one year through five years	46,519
Due after five years through ten years	12,072
Due after ten years	2,831

Total	69,477
Equity securities	1,254

Total securities	$70,731

At December 31, 2003, securities with a carrying value approximating $59,510,000 were pledged to secure public trust deposits, securities sold under agreements to repurchase and for such other purposes as required or permitted by law.

NOTE E – SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $464,400,000 at December 31, 2003, and $373,800,000 at December 31, 2002.

Activity for capitalized mortgage servicing rights was as follows:

	(In Thousands of Dollars)
Servicing rights:	2003	2002
Beginning of year	$ 2,062	$ 1,607
Additions	2,713	2,078
Amortized to expense	(2,233)	(1,623)
Valuation Impairment	(5)	0

End of year	$ 2,537	$ 2,062

Management has determined that a valuation allowance of four thousand five hundred dollars is necessary at December 31, 2003. No valuation allowance was required at December 31, 2002.

NOTE F – LOANS

        Loans at year end were as follows:

	(In Thousands of Dollars)
	2003	2002
Commercial	$112,384	$ 97,951
Mortgage Loans on Real Estate:
Residential	204,844	198,756
Commercial	203,080	194,194
Construction	55,160	47,103
Consumer	57,541	60,685
Credit Card	2,587	2,732

Subtotal	635,596	601,421
Less:
Allowance for loan losses	11,627	11,536
Net deferred loan costs	143	26

Loans, net	$623,826	$589,859

Activity in the allowance for loan losses was as follows:

	(In Thousands of Dollars)
	2003	2002	2001
Beginning balance	$ 11,536	$ 11,038	$ 9,857
Provision for loan losses	550	1,170	1,467
Loans charged off	(778)	(1,035)	(680)
Recoveries	319	363	394

Ending balance	$ 11,627	$ 11,536	$ 11,038

Impaired loans were as follows:

	(In Thousands of Dollars)
	2003	2002
Year end loans with no allocated allowance for loan losses	$1,879	$3,429
Year end loans with allocated allowance for loan losses	1,544	1,209

Total	$3,423	$4,638

Amount of the allowance for loan losses allocated	$ 843	$ 118
	(In Thousands of Dollars)
	2003	2002	2001
Nonaccrual loans at year end	$ 834	$ 630	$ 501
Loans past due over 90 days still on accrual at year end	581	3,130	2,089
Average of impaired loans during the year	3,522	4,754	1,513
Interest income recognized during impairment	168	283	10
Cash-basis interest income recognized	30	32	12

Approximately $37,146,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 2003 and 2002 to secure potential overnight borrowings.

NOTE G – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

	2003	2002
Land	$ 3,995	$ 3,925
Buildings	16,089	14,988
Furniture, fixtures and equipment	13,892	12,792

Total	33,976	31,705
Less:
Accumulated depreciation	(15,873)	(14,191)

Total	$ 18,103	$ 17,514

Rent expense was $194,000 for 2003, $173,000 for 2002, and $126,000 for 2001. Rental commitments for the next five years under non-cancelable operating leases were as follows (before considering renewal options that generally are present):

2004	$165,000
2005	143,000
2006	127,000
2007	130,000
2008	133,000

Total	698,000

NOTE H – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows: (In Thousands of Dollars, except per share data)

	(In Thousands of Dollars, except per share data)
	2003	2002	2001
Reported net income	$12,056	$11,826	$ 9,122
Add back: goodwill amortization, net of tax	0	0	296

Adjusted net income	$12,056	$11,826	$ 9,418

Basic earnings per share:
Reported net income	$ 2.13	$ 2.09	$ 1.64
Goodwill amortization	0	0.05

Adjusted net income	$ 2.13	$ 2.09	$ 1.69

Diluted earnings per share:
Reported net income	$ 2.07	$ 2.04	$ 1.61
Goodwill amortization	0	0.05

Adjusted net income	$ 2.07	$ 2.04	$ 1.66

Acquired Intangible Assets

Acquired intangible assets at year end were as follows:

	(In Thousands of Dollars)
	2003		2002
	Gross Carrrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit premium resulting from
branch acquisitions	$4,740	$2,053	$4,740	$1,756
Other customer relationship intangibles	20	9	346	172

Total	$4,760	$2,062	$5,086	$1,928

During the first quarter of 2003, the Corporation sold customer relationship intangibles with a gross carrying value of $329,000 and accumulated amortization of $205,000 which resulted in a gain of $67,000.

Aggregate amortization expense was $336,000, $362,000, and $785,000 for 2003, 2002, and 2001, respectively.

Estimated amortization expense for each of the next five years:

2004	$302
2005	301
2006	300
2007	298
2008	297

NOTE I – FEDERAL INCOME TAXES

Federal income taxes consist of the following:

	(In Thousands of Dollars)
	2003	2002	2001
Current expense	$ 6,050	$5,778	$ 5,211
Deferred expense (benefit)	(42)	109	(699)

Total	$ 6,008	$5,887	$ 4,512

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 35% in 2003, 2002 and 2001 is as follows:

	(In Thousands of Dollars)
	2003	2002	2001
Tax at statutory rate	$ 6,322	$ 6,200	$ 4,772
Effect of surtax exemption	0	0	0
Effect of tax-exempt interest	(365)	(374)	(428)
Other	51	61	168

Federal income taxes	$ 6,008	$ 5,887	$ 4,512

Effective tax rate	33%	33%	33%

The components of deferred tax assets and liabilities consist of the following at December 31st year end:

	(In Thousands of Dollars)
	2003	2002
Deferred tax assets: Allowance for loan losses	$ 4,069	$ 4,038
Deferred compensation	1,048	822
Other	325	297

Total deferred tax assets	5,442	5,157

Deferred tax liabilities:
Fixed assets	(1,450)	(1,348)
Mortgage servicing rights	(890)	(722)
Purchase accounting adjustment	(357)	(401)
Unrealized gain on securities available for sale	(520)	(798)
Other	(262)	(245)

Total deferred tax liabilities	(3,419)	(3,514)

Net deferred tax assets	$ 1,963	$ 1,643

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 2003 or 2002.

Deferred tax assets at December 31, 2003 and 2002 are included in other assets in the accompanying consolidated balance sheets.

NOTE J – DEPOSITS

Time deposits of $100,000 or more were $38,924,000 and $49,475,000 at year end 2003 and 2002.

Scheduled maturities of time deposits at December 31, 2003 were as follows:

Year	(In Thousands of Dollars) Amount
2004	$117,180
2005	31,405
2006	14,489
2007	16,941
2008	7,639
2009 and after	567

Total	$188,221

NOTE K – BORROWINGS

Information relating to securities sold under agreements to repurchase is as follows:

	(In Thousands of Dollars)
	2003	2002
At December 31:
Outstanding Balance	$24,769	$30,358
Average Interest Rate	.65%	.93%

Daily Average for the Year:
Outstanding Balance	$26,762	$30,743
Average Interest Rate	.79%	1.33%

Maximum Outstanding at any Month End	$32,780	$37,194

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

The Company had overnight borrowings of $22,300,000 at December 31, 2003. There were no outstanding overnight borrowings at December 31, 2002.

The Company established a line of credit agreement with LaSalle Bank, Chicago, Illinois on June 30, 2003 at a variable interest rate chosen by the Company of either the LaSalle Bank's prime commercial borrowing rate, or LIBOR plus 2.25%. This agreement allows for a revolving line of credit up to an aggregate principal amount of $25,000,000. The collateral for this agreement consists of all outstanding capital stock of Firstbank - Alma, Firstbank (Mt. Pleasant) and Firstbank - West Branch. At December 31, 2003, there was no outstanding balance.

At December 31, 2002, the Company had an established line of credit agreement with Citizens Bank, Flint, Michigan at a variable interest rate 80 basis points below Citizens' prime commercial borrowing rate. This agreement allowed for a revolving line of credit up to an aggregate principal amount of $20,000,000. This agreement expired on July 1, 2003 and was not renewed.

Firstbank - Alma has notes payable with a total balance of $134,000 and $151,000 at December 31, 2003 and 2002. These notes mature on January 1, 2010 and were part of the consideration paid for a subsidiary, which has since been sold.

NOTE L - FEDERAL HOME LOAN BANK ADVANCES

Long term borrowings have been secured from the Federal Home Loan Bank to fund the Company's loan growth. At year end, advances from the Federal Home Loan Bank were as follows:

	(In Thousands of Dollars)
	2003	2002
Maturities March 2004 through November 2022 at
fixed rates ranging from 1.67% to 7.3%, averaging 5.46%	$67,121	$68,433

Each Federal Home Loan Bank advance is payable at its maturity date with a prepayment penalty. The advances were collateralized by $135,350,000 and $141,455,000 of first mortgage loans under a blanket lien arrangement at year end 2003 and 2002.

Maturities over the next five years are as follows:

(In Thousands of Dollars)

2004	$ 2,500
2005	10,822
2006	0
2007	5,157
2008	2,372
2009 and after	46,270

Total	$67,121

NOTE M – BENEFIT PLANS

The 401(k) plan, a defined contribution plan, is an IRS qualified 401(k) salary deferral plan, under which employees can direct investment in Firstbank Corporation stock. Both employee and employer contributions may be made to the plan. Due to the March 2003 ESOP termination, at year end 2003, there were no ESOP shares outstanding. During March 2003, each participant was given various options to roll-over their ESOP balance to a qualified plan, including Firstbank Corporation 401(k), or take a distribution. At that time, participants that rolled their balance into the Firstbank Corporation 401(k) plan made new investment elections. At year end 2002, there were 195,972 ESOP shares outstanding with a market value of $4,919,000. The Company’s 2003, 2002 and 2001 matching 401(k) contributions charged to expense were $407,000, $357,000 and $326,000, respectively. The percent of the Company’s matching contribution to the 401(k) is determined annually by the Board of Directors.

The Board of Directors established the Firstbank Corporation Affiliate Deferred Compensation Plan (“Plan”). Directors of the holding company and each affiliate bank are eligible to participate in the Plan. In addition, key management of the holding company and affiliate banks as designated by the Board of Directors are eligible to participate. The plan is a nonqualified plan as defined by the Internal Revenue Code, and as such, all contributions are invested at the recommendation of the participant and are assets of the Company. The Company recognizes a corresponding liability to each participant. The plan allows Directors to defer their director fees and key management to defer a portion of their salaries into the Plan.

NOTE N – STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 (“Plans”), as amended, provide for the grant of 342,068 and 512,945 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 terminated April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans’ termination dates.

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

Incentive stock options may not be exercised after ten years from the grant date. In November 2001, the Board of Directors changed the ten year vesting schedule to five years with 20% of the options granted vesting each year. The new schedule was retroactive to the 1993 options. To date, the accelerated vesting schedule had no impact on compensation expense or net income as reported. However, the accelerated vesting schedule did impact pro forma net income and earnings per share for 2003, 2002 and 2001 due to an increase in pro forma compensation expense for 2001.

The following is a summary of option transactions which occurred during 2001, 2002 and 2003:

	Number of Shares	Weighted Average

Outstanding - January 1, 2001	492,661	$ 15.08
Granted	52,557	$ 15.65
Exercised	(12,174)	$ 8.44
Cancelled	(19.286)	$ 18.04

Outstanding - December 31, 2001	513,758	$ 15.17
Granted	53,637	$ 22.22
Exercised	(41,304)	$ 10.44
Cancelled	(20,659)	$ 20.47

Outstanding - December 31, 2002	505,432	$ 16.09
Granted	56,647	$ 30.30
Exercised	(128,919)	$ 10.96
Cancelled	(4,938)	$ 19.55
Outstanding - December 31, 2003	428,222	$ 19.14
Available for Grant - December 31, 2003	118,460
Available for Exercise - December 31, 2003	287,847	$ 17.11
Available for Exercise - December 31, 2002	362,398	$ 14.85

Available for Exercise - December 31, 2001	358,988	$ 14.09

Range of Exercise Prices	Number	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Number	Weighted Average Exercise Price

$ 6 - $ 9	73,358	3.2	$ 7.92	73,358	$ 7.92
$12 - $16	141,753	6.1	$ 15.31	97,901	$ 15.00
$17 - $23	87,708	7.7	$ 20.41	47,411	$ 19.47
$24 - $31	125,403	7.2	$ 23.76	69,177	$ 23.88
	428,222			287,847

The fair value of options granted during 2003, 2002 and 2001 is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 4.04%, 4.55%, and 4.52%; expected life of 7 years; expected volatility of stock price of 21.8%, 20.9%, and 19.7%, and expected dividends of 3% per year. The fair values of each option granted in 2003, 2002, and 2001 were $6.59, $3.67, and $3.18, respectively. The aggregate fair value of the options granted in 2003, 2002, and 2001 were $373,304, $196,670, and $167,000, respectively. For options outstanding at December 31, 2003, the range of exercise prices was $6.68 to $30.30 and the weighted average remaining contractual life was 6.3 years.

NOTE O – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2003 were as follows:

(In Thousands of Dollars)
Beginning balance	$ 34,608
New loans	47,080
Effect of changes in related parties	(7,256)
Repayments	(40,872)
Ending balance	$ 33,560

Deposits from principal officers, directors, and their affiliates at year end 2003 and 2002 were $11,436,000 and $11,492,000, respectively.

NOTE P – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk were as follows at year end:

	(In Thousands of Dollars)
	2003		2002
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$30,932	$12,004	$41,921	$ 8,148
(at market rates)
Unused lines of credit and letters of
credit	$15,413	$81,373	$13,784	$65,158

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.4% to 10.75% and maturities ranging from 15 years to 30 years.

NOTE Q - CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 2003.

NOTE R - DIVIDEND LIMITATION OF SUBSIDIARIES

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the banks can pay to the Company. At December 31, 2003, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was $23,865,000. It is not the intent of management to have dividends paid in amounts which would reduce the capital of the banks to levels below those which are considered prudent by management and in accordance with guidelines of regulatory authorities.

NOTE S - STOCK REPURCHASE PROGRAM

On July 23, 2002, the Company announced a stock repurchase plan authorizing the repurchase of up to $10 million in Firstbank Corporation common stock. As of December 31, 2002, 122,710 shares had been repurchased at an average price of $24.05. During 2003, the Company had repurchased 168,100 shares of its stock at an average price of $31.49 under the 2002 authorization.

On November 25, 2003, the Company announced a repurchase plan that re-established the authorized limit for share repurchases, from that point forward, of up to $10 million of Firstbank Corporation common stock. As of December 31, 2003, the Company had repurchased 8,000 shares of its stock at an average price of $32.21 under the new authorization.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Actual and required capital amounts at year end (in Thousands of Dollars) and ratios are presented below:

	Actual		Minimum Require For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets
Consolidated	$84,808	13.89%	$48,832	8.00%	$61,041	10.00%
Firstbank - Alma	21,459	12.32	13,932	8.00	17,415	10.00
Firstbank - Mt. Pleasant	17,306	12.18	11,363	8.00	14,203	10.00
Firstbank - West Branch	18,591	12.03	12,365	8.00	15,456	10.00
Firstbank - Lakeview	11,585	12.53	7,396	8.00	9,244	10.00
Firstbank - St. Johns	4,810	11.60	3,317	8.00	4,146	10.00
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$77,199	12.65%	$24,416	4.00%	$36,624	6.00%
Firstbank - Alma	19,261	11.06	6,966	4.00	10,449	6.00
Firstbank - Mt. Pleasant	15,522	10.93	5,681	4.00	8,522	6.00
Firstbank - West Branch	16,648	10.77	6,182	4.00	9,273	6.00
Firstbank - Lakeview	10,422	11.27	3,698	4.00	5,547	6.00
Firstbank - St. Johns	4,289	10.34	1,658	4.00	2,488	6.00
Tier 1 (Core) Capital to Average Assets
Consolidated	$77,199	10.11%	$30,529	4.00%	$38,161	5.00%
Firstbank - Alma	19,261	8.00	9,631	4.00	12,038	5.00
Firstbank - Mt. Pleasant	15,522	9.51	6,530	4.00	8,163	5.00
Firstbank - West Branch	16,648	8.59	7,749	4.00	9,686	5.00
Firstbank - Lakeview	10,422	9.06	4,599	4.00	5,749	5.00
Firstbank - St. Johns	4,289	9.79	1,752	4.00	2,191	5.00

2002 Total Capital to Risk Weighted Assets
Consolidated	$76,113	13.16%	$46,279	8.00%	$57,848	10.00%
Firstbank - Alma	21,658	12.37	14,008	8.00	17,511	10.00
Firstbank - Mt. Pleasant	15,192	12.30	9,882	8.00	12,352	10.00
Firstbank - West Branch	17,741	12.38	11,465	8.00	14,331	10.00
Firstbank - Lakeview	11,310	11.56	7,827	8.00	9,783	10.00
Firstbank - St. Johns	4,388	13.48	2,605	8.00	3,256	10.00
Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$68,904	11.91%	$23,139	4.00%	$34,709	6.00%
Firstbank - Alma	19,448	11.11	7,004	4.00	10,560	6.00
Firstbank - Mt. Pleasant	13,638	11.04	4,941	4.00	7,411	6.00
Firstbank - West Branch	15,935	11.12	5,732	4.00	8,599	6.00
Firstbank - Lakeview	10,081	10.30	3,913	4.00	5,870	6.00
Firstbank - St. Johns	3,978	12.22	1,302	4.00	1,954	6.00
Tier 1 (Core) Capital to Average Assets
Consolidated	$68,904	8.80%	$31,331	4.00%	$39,164	5.00%
Firstbank - Alma	19,448	7.40	10,510	4.00	13,138	5.00
Firstbank - Mt. Pleasant	13,638	8.49	6,423	4.00	8,029	5.00
Firstbank - West Branch	15,935	8.46	7,533	4.00	9,416	5.00
Firstbank - Lakeview	10,081	8.30	4,857	4.00	6,071	5.00
Firstbank - St. Johns	3,978	9.44	1,686	4.00	2,108	5.00

NOTE U – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	(In Thousands of Dollars)
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets: Cash and cash equivalents	$ 33,145	$ 33,145	$ 60,547	$ 60,547
Securities available for sale	70,731	70,731	63,451	63,451
Federal Home Loan Bank stock	4,929	4,929	4,746	4,746
Loans held for sale	4,160	4,160	9,663	9,663
Loans, net	623,826	623,162	589,859	595,042
Accrued interest receivable	2,598	2,598	2,873	2,873
Financial Liabilities:
Deposits	(567,554)	(570,424)	(576,909)	(581,602)
Securities sold under agreements to
repurchase and overnight borrowings	(47,069)	(47,069)	(30,358)	(30,358)
Federal Home Loan Bank advances	(67,121)	(71,120)	(68,433)	(76,616)
Notes payable	(134)	(156)	(151)	(183)
Accrued interest payable	(625)	(625)	(836)	(836)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at December 31, 2003 and 2002.

NOTE V – BASIC AND DILUTED EARNINGS PER SHARE

(In Thousands, Except per Share Data)

	Year Ended December 31
	2003	2002	2001
Basic Earnings per Share Net income	$12,056	$11,826	$9,122
Weighted average common shares outstanding	5,659	5,669	5,573
Basic earnings per share	$ 2.13	$ 2.09	$ 1.64

Diluted Earnings per Share
Net income	$12,056	$11,826	$9,122
Weighted average common shares outstanding	5,659	5,669	5,573
Add dilutive effects of assumed exercises of options	152	131	82

Weighted average common and dilutive potential
Common shares outstanding	5,811	5,800	5,655

Diluted earnings per share	$ 2.07	$ 2.04	$ 1.61

Stock options for 56,228, 138,599, and 283,897 shares of common stock were not considered in computing diluted earnings per share for 2003, 2002, and 2001 because they were anti-dilutive.

NOTE W – FIRSTBANK CORPORATION (PARENT COMPANY ONLY)CONDENSED
FINANCIAL INFORMATION (In Thousands of Dollars)

CONDENSED BALANCE SHEETS

Years Ended December 31st

	2003	2002
ASSETS Cash and cash equivalents	$ 6,727	$ 2,782
Commercial loans	549	1,290
Investment in and advances to banking subsidiaries	71,014	68,807
Other assets	11,021	9,970

Total Assets	$89,311	$82,849

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$ 3,567	$ 2,668
Shareholders' equity	85,744	80,181

Total Liabilities and Shareholders' Equity	$89,311	$82,849

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2003	2002	2001
Dividends from banking subsidiaries	$ 10,270	$ 10,478	$ 10,302
Other income	4,835	4,080	3,950
Other expense	(6,239)	(5,308)	(5,785)

Income before income tax and undistributed subsidiary income	8,866	9,250	8,467
Income tax benefit	457	396	532
Equity in undistributed subsidiary income	2,733	2,180	123

Net income	12,056	11,826	9,122
Change in unrealized gain (loss) on securities, net of tax and
classification effects	(526)	426	698

Comprehensive income	$ 11,530	$ 12,252	$ 9,820

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31	2003	2002	2001
Cash flows from operating activities Net income	$ 12,056	$ 11,826	$ 9,122
Adjustments:
Equity in undistributed subsidiary income	(2,733)	(2,180)	(122)
Change in other assets	(1,050)	(335)	(1,687)
Change in other liabilities	899	(450)	409

Net cash from operating activities	9,172	8,861	7,722
Cash flows from investing activities
Proceeds from sale of securities available for sale	0	0	26
Net decrease (increase) in commercial loans	741	10	(1,300)

Net cash from investing activities	741	10	(1,274)
Cash flows from financing activities
Proceeds from issuance of long-term debt	0	0	1,400
Payments of long-term debt	0	(2,700)	(5,400)
Proceeds from stock issuance	3,838	2,323	1,845
Purchase of common stock	(5,551)	(2,963)	(24)
Dividends paid and cash paid in lieu of fractional shares
on stock dividend	(4,255)	(3,857)	(3,419)

Net cash from financing activities	(5,968)	(7,197)	(5,598)

Net change in cash and cash equivalents	3,945	1,674	850
Beginning cash and cash equivalents	2,782	1,108	258

Ending cash and cash equivalents	$ 6,727	$ 2,782	$ 1,108

NOTE X – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows (In Thousands of Dollars):

	2003	2002	2001
Change in unrealized holding gains and losses on available for sale securities	($ 419)	$ 674	$ 1,102
Less reclassification adjustments for gains and losses later recognized in income	390	17	28

Net unrealized gains and losses	(809)	657	1,074
Tax effect	283	(231)	(376)

Other comprehensive income (loss)	$(526)	$ 426	$ 698

NOTE Y – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Interest income	$11,445	$11,162	$10,878	$10,744	$44,229
Net interest income	7,956	7,885	7,858	7,932	31,631
Income before federal income taxes	4,955	5,064	4,306	3,739	18,064
Net income	3,295	3,373	2,875	2,513	12,056
Basic earnings per share	0.58	0.59	0.51	0.45	2.13
Diluted earnings per share	0.56	0.57	0.50	0.44	2.07

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Interest income	$12,497	$12,231	$12,375	$12,145	$49,248
Net interest income	8,121	8,183	8,365	8,318	32,987
Income before federal income taxes	4,038	4,131	4,661	4,883	17,713
Net income	2,697	2,787	3,110	3,232	11,826
Basic earnings per share	0.48	0.50	0.54	0.57	2.09
Diluted earnings per share	0.47	0.48	0.53	0.56	2.04

All per share amounts have been adjusted for stock dividends and stock splits. The first, second and third quarters of 2002 net income amounts were restated at the end of 2002 for the impact of adopting SFAS 147 on October 1, 2002.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank - Alma
Officer
Attorney, Goggin & Baker

Duane A. Carr
Chief Financial
Attorney, Miel and Carr
Treasurer

Edward B. Grant, Ph.D., CPA
Chairman, Firstbank (Mt. Pleasant)
General Manager, Public Broadcasting, Central Michigan University

Phillip G. Peasley
Operations Manager, Peasley's Hardward & Furniture, Inc. (Retail)

David D. Roslund, CPA
Administrator, Wilcox Health Care Center (Long-Term Care Facility)
Small Business Investor and Manager

Jeffrey C. Schubert, D.D.S.
Dentist

Samuel A. Smith
Owner, Smith Family Funeral Homes, Inc.

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)
OFFICERS

Thomas R. Sullivan
President & Chief Executive Officer
Samuel G. Stone
Executive Vice President, Chief Financial
Officer, Secretary & Treasurer
William L. Benear
Vice President

David L. Miller
Vice President

Dale A. Peters
Vice President

James M. Taylor
Vice President

James E. Wheeler, II
Vice President

NON-BANK SUBSIDIARY

Gladwin Land Company

FIRSTBANK CORPORATION 311 Woodworth Avenue P. O. Box 1029 Alma, Michigan 48801	FIRSTBANK CORPORATION OPERATIONS CENTER 308 Woodworth Avenue Alma, Michigan 48801 (989) 463-3131

FIRSTBANK – ALMA

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank Corporation
Officer
Attorney, Goggin & Baker

Martha A. Bamfield, D.D.S.
Dentist, Nester & Bamfield, DDS, PC

Edward J. DeGroat, CCIM
Commercial Real Estate Operator

Paul C. Lux
Owner, Lux Funeral Homes, Inc.

Donald L. Pavlik
Superintendent, Alma Public Schools

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

Saundra J. Tracy, Ph.D.
President, Alma College

James E. Wheeler, II
President & Chief Executive Officer, Firstbank - Alma
Vice President, Firstbank Corporation
Company

OFFICERS

James E. Wheeler, II
President & Chief Executive Officer
Richard A. Barratt
Executive Vice President

Gregory A. Daniels
Vice President

Marita A. Harkness
Vice President

Gerald E. Kench
Vice President

Timothy M. Lowe
Vice President

Joan S. Welke
Vice President

Pamela K. Winters
Vice President

SUBSIDIARY

Firstbank - Alma Mortgage

OFFICE LOCATIONS

Alma 7455 N. Alger Road (989) 463-3134 230 Woodworth Ave. (989) 463-3137 311 Woodworth Ave. (989) 463-3131	Ashley 114 S. Sterling St. (989) 847-2394 Merrill 125 W. Saginaw St. (989) 643-7253 Riverdale/Vestaburg 9002 W. Howard City-Edmore Rd. (989) 268-5445	Auburn 4710 S. Garfield Rd. (989) 662-4459 St. Charles 102 Pine St. (989) 865-9918	Ithaca 219 E. Center St. (989) 875-4107 St. Louis 135 W. Washington Ave. (989) 681-5758

FIRSTBANK (MT. PLEASANT)

BOARD OF DIRECTORS

Edward B. Grant, Ph.D., CPA, Chairman
General Manager, Public Broadcasting, Central Michigan University
Officer

Steve K. Anderson John Buckley
President & CEO, Cadillac Tire Center, Cadillac
Cadillac
President & CEO, Upper Lakes Tire, Gaylord

Jack D. Benson
Management Consultant
Formerly - President, Old Kent Bank of Cadillac

Ralph M. Berry
Owner, Berry Funeral Home

Kenneth C. Bovee, CPM
Partner, Keystone Property Management, Inc.

Glen D. Blystone, CPA
Blystone & Bailey, CPA's, PC

Sibyl M. Ellis
President, Someplace Special, Inc.

Robert E. List, CPA
Shareholder, Weinlander Fitzhugh, CPA's
Manager, Clare and Gladwin Offices

William M. McClintic
Attorney, W.M. McClintic, PC

J. Regan O'Neill
President and Co-Founder, Network Reporting Corporation
President and Co-Founder, NetMed Transcription Services, LLC

Phillip R. Seybert
President, P.S. Equities, Inc.

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Arlene A. Yost
Secretary and Treasurer, Jay's Sporting Goods, Inc.
Mortgage Company

OFFICERS

Thomas R. Sullivan
President & Chief Executive Officer
John Buckley
Community Bank President - Cadillac
Douglas J. Ouellette
Senior Vice President

Mark B. Perry
Senior Vice President

Robert L. Wheeler
Senior Vice President

Cheryl Gaudard
Vice President

Daniel J. Timmins
Vice President

Roger L. Trudell
Vice President

SUBSIDIARY

Firstbank - Mt. Pleasant Mortgage Company

OFFICE LOCATIONS

Mt. Pleasant 102 S. Main St. (989) 773-2600 4699 Pickard St. (989) 773-2335 2013 S. Mission St. (989) 773-3959 1925 E. Remus Rd. (989) 775-8528	Clare 806 N. McEwan Ave. (989) 386-7313 Cadillac 114 W. Pine St. (231) 775-9000	Shepherd 258 W. Wright Ave. (989) 828-6625	Winn 2783 Blanchard Rd. (989) 866-2210

FIRSTBANK – WEST BRANCH

BOARD OF DIRECTORS

Joseph M. Clark, Chairman
Owner, Morse Clark Furniture
Officer

Bryon A. Bernard Daniel H. Grenier
CEO, Bernard Building Center

David W. Fultz
Owner, Fultz Insurance Agency
Owner, Kirtland Insurance Agency

Robert T. Griffin
Owner and President, Griffin Beverage Company
Northern Beverage Co. and West Branch Tank & Trailer

Charles A. Hanes
President, C. A. Hanes, Inc.

Christine R. Juarez
Attorney, Juarez and Juarez, PLLC

Norman J. Miller
Owner, Miller Farms and Miller Dairy Equipment and Feed

Dale A. Peters
President & Chief Executive Officer, Firstbank - West Branch
Vice President, Firstbank Corporation

Jeffrey C. Schubert, D.D.S.
Dentist

Camila J. Steckling, CPA
Weinlander Fitzhugh, CPA's
Certified Public Accountants & Consultants

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Mark D. Weber, MD
Orthopedic Surgeon
OFFICERS

Dale A. Peters
President & Chief Executive Officer

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

\

FIRSTBANK – LAKEVIEW

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
Owner, Ken Rader Farms

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Office, Firstbank (Mt. Pleasant)
OFFICERS William L. Benear President & Chief Executive Officer Kim D. vonKronenberger Senior Vice President SUBSIDIARY Firstbank - Lakeview Mortgage Company

OFFICE LOCATION

Lakeview 506 Lincoln Ave. (989) 352-7271 9531 N. Greenville Rd. (989) 352-8180	Canadian Lakes 10049 Buchanan Rd. Stanwood, MI (231) 972-4200 Remus 201 W. Wheatland Ave. (989) 967-3602	Howard City 20020 Howard City-Edmore Rd. (231) 937-4383 Morley 101 E. 4th St. (231) 856-7652

FIRSTBANK - ST. JOHNS

BOARD OF DIRECTORS
John M. Sirrine, Chairman
Owner, John M. Sirrine & Associates, Inc., Accountants

Ann M. Flermoen, D.D.S.
Dentist

William G. Jackson
Attorney, William G. Jackson, PC

Frank Pauli
President, St. Johns Ford-Mercury, Inc.

Sara Clark-Pierson
Attorney, Certified Public Accountant, Clark Family Enterprises

Donald A. Rademacher
Owner, RSI Home Improvement, Inc.

Samuel A. Smith
Owner, Smith Funeral Homes, Inc.

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

James M. Taylor
President & Chief Executive Officer, Firstbank - St. Johns
Vice President, Firstbank Corporation	OFFICERS
James M. Taylor
President & Chief Executive Officer

Craig A. Bishop
Vice President

Lawrence Kruger
Vice President

Peggy Underwood
Vice President

SUBSIDIARY

Firstbank - St. Johns Mortgage Company

OFFICE LOCATIONS

St. Johns
      201 N. Clinton Ave.
      (989) 227-8383

      1501 Glastonbury Dr.
      (989)227-6995

BUSINESS OF THE COMPANY

Firstbank Corporation (the “Company”) is a bank holding company. As of December 31, 2003, the Company’s subsidiaries are Firstbank – Alma; Firstbank (Mt. Pleasant); Firstbank – West Branch; Firstbank – Lakeview; Firstbank – St. Johns; 1st Armored, Incorporated; Gladwin Land Company; 1st Title, Incorporated;, and C.A. Hanes Realty, Incorporated. As of December 31, 2003, the Company and its subsidiaries employed 390 people on a full-time equivalent basis.

The Company is in the business of banking. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. Trust services are offered to customers through Citizens Bank Wealth Management in the Firstbank – Alma main office. Deposits of each of the banks are insured by the Federal Deposit Insurance Corporation.

The banks obtain most of their deposits and loans from residents and businesses in Bay, Clare, Gratiot, Iosco, Isabella, Mecosta, Midland, Montcalm, Ogemaw, Oscoda, Roscommon, Saginaw, and parts of Clinton and Wexford counties. Firstbank – Alma has its main office and one branch in Alma, Michigan, and one branch located in each of the following areas: Ashley, Auburn, Ithaca, Merrill, Pine River Township (near Alma), St. Charles, St. Louis, and Vestaburg, Michigan. Firstbank (Mt. Pleasant) has its main office in Mt. Pleasant, Michigan, two branches located in Union Township (near Mt. Pleasant), and one branch located in each of the following areas: Cadillac, Clare, Mt. Pleasant, Shepherd, and Winn, Michigan. Firstbank – West Branch has its main office in West Branch, Michigan, and one branch located in each of the following areas: Fairview, Hale, Higgins Lake, Rose City, St. Helen, and West Branch Township (near West Branch), Michigan. Firstbank – Lakeview has its main office and one branch in Lakeview, Michigan, and one branch located in each of the following areas: Canadian Lakes, Howard City, Morley, and Remus, Michigan. Firstbank – St. Johns has its main office and one branch located in St. Johns, Michigan. The banks have no material foreign assets or income.

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 68% of total revenues in 2003, 74% in 2002, and 78% in 2001. Non-interest revenue accounted for approximately 27% of total revenue in 2003, 20% in 2002, and 15% in 2001. Interest on securities accounted for approximately 5% of total revenue in 2003, 5% in 2002, and 6% in 2001.

CORPORATE INFORMATION

Annual Meeting:
The annual meeting of shareholders will be held on
Monday, April 26, 2004, 4:30 p.m., Heritage Center,
Alma College, Alma, Michigan.

Independent Auditors:
Crowe Chizek and Company LLC
Grand Rapids, Michigan

General Counsel:
Varnum Riddering Schmidt & Howlett, LLP
Grand Rapids, Michigan	Stock Information:
Organizations making a market in
Firstbank Corporation Common Stock
include:
Archipelago, LLC
BrokerageAmerica, LLC
B-Trade Services, LLC
Goldman, Sachs & Company
Howe Barnes
Investments, Inc.
Keefe, Bruyette & Woods, Inc.
Knight Equity Markets, L.P.
Merrill Lynch, Pierce, Fenner
Morgan Stanley & Company., Inc.
Oppenheimes & Company., Inc.
Raymond James Financial Services, Inc.
RBC Dain Rauscher, Inc.
Robert W. Baird & Company, Inc.
Sandler O'Neill & Partners
Schwab Capital Markets
Stifel, Nicolaus & Company, Inc.
Susquehanna Capital Group
THE BRUT ECN, LLC
Trident Securities, Inc.
UBS Securities, LLC

For research information and/or investment
recommendations, contact:

Fahnestock & Company, Inc.
(800) 863-5434
Howe Barnes Investments, Inc.
(800) 800-4693
Stifel, Nicolaus & Company, Inc.
(314) 342-2000

Registrar and Transfer Company is
Firstbank Corporation’s Transfer Agent.
You may contact the Investor Relations
Department at: (800) 368-5948

EXHIBIT 14

CODE OF ETHICS

FIRSTBANK CORPORATION
CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND
SENIOR FINANCIAL OFFICERS

In my role as the Chief Executive Officer or as a Senior Financial Officer of Firstbank Corporation (the “Company”), I certify to the Company and the Audit Committee of the Board of Directors of the Company, that I will adhere to and advocate the following principles and responsibilities governing my professional and ethical conduct to the best of my knowledge and ability:

1.     I will act with honesty and integrity, avoiding actual or apparent conflicts of interest in all personal and professional relationships.

2.     I will provide information that is accurate, complete, objective, relevant, timely and understandable.

3.     I will comply with the rules and regulations of federal, state, and local governments and other appropriate private and public regulatory agencies.

4.     I will act in good faith, responsibly, and with due care. I will not misrepresent material facts or allow my independent judgment to be subordinated or otherwise compromised.

5.     I will respect and maintain the confidentiality of information reviewed or acquired in carrying out my duties except when authorized or otherwise legally obligated to disclose.

6.     I will share knowledge and maintain skills important and relevant to the needs of the Company.

7.     I will proactively practice and promote ethical behavior as a professional in my role with the Company.

8.     I will comply with and adhere to all of the Company’s policies and practices, including those policies governing accounting and financial reporting practices and corporate governance.

9.     I will promptly disclose to an appropriate person or persons any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest and/or violations of this Code.

EXHIBIT 21

FIRSTBANK CORPORATION SUBSIDIARIES

NAME	STATE OF INCORPORATION	OWNERSHIP
Firstbank - Alma	Michigan	100%
Firstbank (Mt. Pleasant)	Michigan	100%
Firstbank - West Branch	Michigan	100%
Firstbank - Lakeview	Michigan	100%
Firstbank - St. Johns	Michigan	100%
Gladwin Land Company	Michigan	100%
1st Armored, Inc.	Michigan	100	% by Firstbank - West Branch
1st Title, Inc.	Michigan	100	% by Firstbank - West Branch
C.A. Hanes Realty, Inc.	Michigan	55	% by Firstbank - West Branch
Firstbank - Alma Mortgage Company	Michigan	100	% by Firstbank - Alma
Firstbank (Mt. Pleasant) Mortgage Company	Michigan	100	% by Firstbank (Mt. Pleasant)
Firstbank - West Branch Mortgage Company	Michigan	100	% by Firstbank - West Branch
Firstbank - Lakeview Mortgage Company	Michigan	100	% by Firstbank - Lakeview
Firstbank - St. Johns Mortgage Company	Michigan	100	% by Firstbank - St. Johns

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

        We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-97011, 333-60190, 333-95427, 333-53957) and Form S-3 (File Nos. 333-84286, 333-15131) of our report dated January 29, 2004, on the 2003 Consolidated Financial Statements of Firstbank Corporation, which report is included in the 2003 Annual Report on Form 10-K of Firstbank Corporation.

/s/ Crowe Chizek and Company LLC CROWE CHIZEK AND COMPANY LLC

Grand Rapids, Michigan
March 12, 2004

EXHIBIT 31.1

CERTIFICATIONS

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Firstbank Corporation.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2004	/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Samuel G. Stone, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Firstbank Corporation.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2004	/s/ Samuel G. Stone Samuel G. Stone Chief Financial Officer

Exhibit 32.1

Each of Thomas R. Sullivan, Chief Executive Officer, and Samuel G. Stone, Chief Financial Officer, of Firstbank Corporation., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: March 15, 2004	/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer /s/ Samuel S. Stone Samuel G. Stone Chief Financial Officer

EXHIBIT 99
Firstbank Corporation 401(k) Plan
Performance Table*

FUND	VALUE AS OF 12/31/1999	VALUE AS OF 12/31/2000	VALUE AS OF 12/31/2001	VALUE AS OF 12/31/2002	VALUE AS OF 12/31/2003
ABN AMRO Income Plus Fund	5.80%	5.84%	5.72%	5.30%	4.38%
	$1,058.00	$1,120.00	$1,184.00	$1,247.00	1,301.00

PIMCO Total Return (A)	-0.76%	11.56%	8.99%	9.69%	5.08%
	$ 992.00	$1,107.00	$1,207.00	$1,324.00	1,391.00

ABN AMRO/Chicago Capital Balanced	12.89%	5.47%	-6.14%	-10.04%	15.78%
Fund	$1,129.00	$1,191.00	$1,118.00	$1,005.00	1,164.00

ABN AMRO S&P 500 Index Fund	21.17%	-8.94%	-11.93%	-22.03%	28.33%
	$1,212.00	$1,103.00	$ 972.00	$ 758.00	972.00

Washington Mutual Investors Fund	1.16%	9.06%	1.51%	-14.85%	25.83%
	$1,012.00	$1,103.00	$1,120.00	$ 954.00	1,200.00

SSR Aurora Fund (A)	33.55%	37.02%	15.83%	-19.79%	49.73%
	$1,336.00	$1,830.00	$2,120.00	$1,700.00	2,546.00

ABN AMRO Chicago Capital Growth Fund	23.30%	2.10%	-13.13%	-19.37%	21.58%
	$1,233.00	$1,259.00	$1,094.00	$ 882.00	1,072.00

ABN AMRO/Veredus Aggressive Growth Fund	112.57%	-30.18%	-13.16%	-43.91%	44.48%
	$2,126.00	$1,484.00	$1,289.00	$ 723.00	1,044.00

EuroPacific Growth Fund	56.97%	-17.84%	-12.17%	-13.61%	41.41%
	$1,570.00	$1,290.00	$1,133.00	$ 979.00	1,384.00

Firstbank Stock Fund	-14.59%	7.88%	9.18%	42.07%	33.67%
	$ 854.00	$ 921.00	$1,006.00	$1,429.00	1,910.00

*All assume an initial investment on 1/01/99 of $1,000.00.