Form 10-Q
period 2004-03-31
FIRSTBANK CORP
filed 2004-05-07
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

or

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

Commission file number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 311 Woodworth Avenue, Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification Number) 48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [__] No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [__] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,589,389 shares outstanding as of March 31, 2004.

INDEX

PART I. Item 1. Item 2. Item 3. Item 4.	FINANCIAL INFORMATION

Financial Statements (UNAUDITED)

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

(b) Changes in Internal Controls	Page 3 Page 9 Page 13 Page 14

PART II. Item 2. Item 5. Item 6. SIGNATURES EXHIBIT INDEX	OTHER INFORMATION Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities Other Information Exhibits and Reports on Form 8-K	Page 15 Page 15 Page 16 Page 17 Page 20

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)
UNAUDITED

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$21,579	$27,442
Short term investments	11,858	5,703

Total Cash and Cash Equivalents	33,437	33,145

Securities available for sale	64,122	70,731
Federal Home Loan Bank stock	5,184	4,929
Loans held for sale	2,672	4,160

Loans, net of allowance for loan losses of $11,292 at March 31, 2004
and $11,627 at December 31, 2003	627,409	623,826
Premises and equipment, net	17,931	18,103
Acquisition goodwill	4,880	4,880
Other intangibles	2,622	2,698
Accrued interest receivable and other assets	13,770	14,028

TOTAL ASSETS	$772,027	$776,500

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$91,110	$102,296
Interest bearing accounts:
Demand	189,767	181,642
Savings	99,877	95,395
Time	195,850	188,221

Total Deposits	576,604	567,554

Securities sold under agreements to repurchase and overnight borrowings	27,386	47,069
Federal Home Loan Bank advances	72,612	67,121
Notes Payable	115	134
Accrued interest and other liabilities	10,072	8,878

Total Liabilities	686,789	690,756

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,589,389 shares issued
and outstanding (5,642,304 in December 2003)	73,535	75,591
Retained earnings	10,749	9,187
Accumulated other comprehensive income	954	966

Total Shareholders' Equity	85,238	85,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$772,027	$776,500

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2004 AND 2003
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2004	2003

Interest Income:
Interest and fees on loans	$10,180	$10,562
Securities
Taxable	383	497
Exempt from Federal Income Tax	242	264
Short term investments	24	122

Total Interest Income	10,829	11,445
Interest Expense:
Deposits	1,786	2,469
FHLB advances and other	1,030	1,020

Total Interest Expense	2,816	3,489
Net Interest Income	8,013	7,956
Provision for loan losses	(191)	210

Net Interest Income after provision for loan losses	8,204	7,746
Noninterest Income:
Gain on sale of mortgage loans	784	2,370
Service charges on deposit accounts	649	605
Gain (loss) on sale of securities	0	7
Mortgage servicing, net of amortization	(20)	(265)
Other	952	1,372

Total Noninterest Income	2,365	4,089
Noninterest Expense:
Salaries and employee benefits	3,941	3,762
Occupancy and equipment	969	949
Amortization of intangibles	76	112
FDIC insurance premium	22	23
Michigan single business tax	21	61
Other	1,574	1,973

Total Noninterest Expense	6,603	6,880

Income before federal income taxes	3,966	4,955
Federal income taxes	1,285	1,660

NET INCOME	$2,681	$3,295

Comprehensive Income	$2,669	$3,161

Basic Earnings Per Share	$0.48	$0.58

Diluted Earnings Per Share	$0.47	$0.57

Dividends Per Share	$0.20	$0.18

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2004 AND 2003
(Dollars in thousands)
UNAUDITED

	March 31, 2004	December 31, 2003

OPERATING ACTIVITIES
Net income	$2,681	$3,295
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(191)	210
Depreciation of premises and equipment	458	425
Net amortization of security premiums/discounts	99	178
(Gain) loss on sale of securities	0	(7)
Amortization of goodwill and other intangibles	76	112
Gain on sale of mortgage loans	(784)	(2,370)
Proceeds from sales of mortgage loans	33,122	104,792
Loans originated for sale	(30,850)	(98,720)
Decrease (increase) in accrued interest receivable and other assets	165	179
Increase (decrease) in accrued interest payable and other liabilities	1,194	666

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,970	8,760

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	301	107
Proceeds from maturities of securities available for sale	9,179	4,601
Proceeds from the sale of property plant and equipment	18	0
Purchases of securities available for sale	(3,265)	(17,074)
Net decrease/(increase) in portfolio loans	(3,271)	14,173
Net purchases of premises and equipment	(304)	(289)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,658	1,518

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	9,050	(2,193)
Decrease in securities sold under agreements to repurchase and other	(19,683)	(2,529)
short term borrowings
Retirement of notes payable	(19)	(18)
Retirement of Federal Home Loan Bank borrowings	(1,509)	(8)
Proceeds from Federal Home Loan Bank borrowings	7,000	0
Cash proceeds from issuance of common stock	835	756
Purchase of common stock	(2,891)	(441)
Cash dividends	(1,119)	(1,022)

NET CASH USED IN FINANCING ACTIVITIES	(8,336)	(5,455)

INCREASE IN CASH AND CASH EQUIVALENTS	292	4,823
Cash and cash equivalents at beginning of period	33,145	60,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,437	$65,370

Supplemental Disclosure
Interest Paid	$2,738	$3,756
Income Taxes Paid	$0	$700

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

	March 31,
	2004	2003

Net Income as Reported	$2,681,000	$3,295,000
Deduct Stock-Based Compensation Expense Determined Under
Fair Value Based Method	31,000	27,000

Pro Forma Net Income	2,650,000	3,268,000
Basic Earnings per Share as Reported	$0.48	$0.58
Pro Forma Basic Earnings per Share	$0.47	$0.58
Diluted Earnings per Share as Reported	$0.47	$0.57
Pro Forma Diluted Earnings per Share	$0.46	$0.57

NOTE B- SECURITIES

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

NOTE C — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. The commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $163 million and $140 million at March 31, 2004 and December 31, 2003 respectively.

NOTE D — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Nonperforming loans:
Nonaccrual loans	$351	$834
Loans 90 days or more past due	762	581
Renegotiated loans	0	0

Total nonperforming loans	$1,113	$1,415

Property from defaulted loans	245	364

Nonperforming loans as a percent of total loans*	0.17%	0.22%
Nonperforming loans + ORE as a percent of total loans* + ORE	0.21%	0.28%
Nonperforming assets as a percent of total assets	0.18%	0.23%

Analysis of the Allowance for Loan Losses

(Dollars in thousands)	Three Months Ended March 31
	2004	2003

Balance at beginning of period	$11,627	$11,536
Charge-offs	(213)	(129)
Recoveries	69	74

Net (charge-offs) recoveries	(142)	(55)
Provision for loan losses	(191)	210

Balance at end of period	$11,292	$11,691

Average total loans* outstanding during the period	$642,911	$592,495
Allowance for loan loss as a percent of total loans*	1.77%	1.99%
Allowance for loan loss as a percent of nonperforming loans	1015%	646%
Net Charge-offs^ as a percent of average loans*	0.09%	0.04%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except for per Share Data)	Three Months Ended March 31
	2004	2003

Earnings per share
Net income	$2,681	$3,295
Weighted average common shares outstanding	5,615	5,645

Basic Earnings per Share	$0.48	$0.58

Earnings per share assuming dilution
Net income	$2,681	$3,295
Weighted average common shares outstanding	5,615	5,645
Add dilutive effect of assumed exercises of options	136	177

Weighted average common and dilutive potential common	5,751	5,822
shares outstanding

Diluted Earnings per Share	$0.47	$0.57

Stock options for 56,228 shares were not considered in computing diluted earnings per share for the three month period of 2004 because they were antidilutive. There were no antidilutive stock option shares at March 31, 2003.

NOTE F — INTANGIBLE AMORTIZATION

Acquired Intangible Assets

Acquired intangible assets were as follows:

	(In Thousands of Dollars)
	March 31, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit premium resulting from branch
acquisitions	$4,740	$2,128	$4,740	$2,053
Other customer relationship intangibles	20	10	20	9

Total	$4,760	$2,138	$4,760	$2,062

Estimated amortization expense for the remaining nine months of 2004, and full year for each of the next four years is as follows:

2004	$282
2005	301
2006	300
2007	298
2008	297

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

Financial Condition

Total assets showed little change during the first three months of 2004 decreasing $4.5 million, or 0.6%, when compared to December 31, 2003. Cash and cash equivalents increased $292,000, or less than 1%, and securities available for sale decreased $6.6 million, or 9.3%. This decrease in liquid assets resulted primarily from a lower level of securities sold under agreements to repurchase and overnight borrowings, which were $19.7 million, or 41.8% lower at March 31, 2004 compared with December 31, 2003. Partially offsetting the lower short term funding was an increase of $9.1 million in deposits.

Total gross loans increased $1.8 million, or 0.3%, during the first quarter of 2004. Average total loans increased 4.5% in the first quarter of 2004 compared with the fourth quarter of 2003. Residential mortgages were $7.4 million, or 3.6% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans decreased $2.4 million, or 4.4%, due to seasonal and economic factors. Consumer and credit card loans to individuals decreased by $2.0 million, or 3.4%. Commercial and commercial real estate loans were marginally higher, increasing $336,000, from December 31, 2003, although they were $25.5 million, or 8.8% above the year-ago level.

Net charge-offs of loans were $142,000 in the first quarter of 2004 compared to $55,000 in the first quarter of 2003. The ratio of net charge-offs of loans (annualized) to average loans was 0.09% in the first quarter of 2004 compared to 0.04% in the first quarter of 2003. Both levels are considered favorable by industry standards. During the first quarter of 2004, one of Firstbank Corporation’s affiliate banks received a partial payoff of a classified loan, for which the allowance for loan losses included a specific reserve. Since the specific reserve for this loan then exceeded the remaining unpaid portion of the loan, and the allowance was otherwise at an appropriate level for the balance of the loan portfolio, the bank reversed $271,000 of reserve related to the loan. This reversal resulted in negative provision for loan losses in the first quarter of 2004 of $191,000 compared with positive provision expense of $210,000 for the first three months of 2003. At March 31, 2004, the allowance as a percentage of outstanding loans was 1.77% compared with 1.83% at year end 2003. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $9.1 million, or 1.6%, from December 31, 2003 to March 31, 2004. Increases of $8.1 million, or 4.5%, in interest bearing demand deposits, $4.5 million, or 4.7%, in savings deposits, and $7.6 million, or 4.1% in time deposits were partially offset by seasonal decreases of $11.2 million, or 10.9%, in non-interest bearing account balances. For the three month period ended March 31, 2004, securities sold under agreements to repurchase and overnight borrowings decreased $19.7 million, or 41.8%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. FHLB advances and notes payable increased $5.5 million as $7.0 million of new advances were drawn and $1.5 million were repaid during the quarter.

Total shareholders’ equity decreased $506,000, or 0.6%, during the first three months of 2004. Net income of $2,681,000 and stock issuances of $835,000 increased shareholders’ equity, while stock repurchases of $2,891,000 and dividends of $1,119,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. Book value was $15.22 per share at March 31, 2004, up from $15.20 at December 31, 2003.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Total Risk-Based Capital

Capital Balances at March 31, 2004	$76,769	$76,769	$84,472
Required Regulatory Capital	$31,175	$24,719	$49,439
Capital in Excess of Regulatory Minimums	$45,594	$52,050	$35,033
Capital Ratios at March 31, 2004	9.85%	12.42%	13.67%
Regulatory Capital Ratios - "Well Capitalized" Definition	5.00%	6.00%	10.00%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

For the first quarter of 2004, net income was $2,681,000, basic earnings per share were $0.48, and diluted earnings per share were $0.47, compared to $3,295,000, $0.58, and $0.57 for the first quarter of 2003. The lower earnings level in this year’s first quarter was mainly a result of a sharp decrease in re-finance activity for residential mortgage loans. Gains on the sale of mortgages were down $1,586,000, or 66.9% from a year earlier.

Average earning assets increased $9.4 million, or 1.3%, from the first quarter of 2003 to the same period of 2004. The yield on earning assets decreased 49 basis points, to 6.06%, for the quarter ended March 31, 2004, compared to 6.55% for the quarter ended March 31, 2003. The cost of funding related liabilities decreased 42 basis points when comparing the three month periods ended March 31st, from 1.97% in 2003, to 1.55% in 2004. Since the decrease in yield on earning assets was greater than the decrease in the cost of funds relative to earning assets, the net interest margin declined by six basis points, from 4.57% in 2003 to 4.51% in 2004. Net interest income was basically unchanged, at $8.0 million in the first three months of 2004 compared to the same period in 2003.

The provision for loan losses decreased $401,000, or 191%, when the first quarter of 2004 is compared to the first quarter of 2003. The provision for loan losses was reduced by $271,000 in the first quarter because of the partial payoff of a large classified loan, discussed previously. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the first three months of 2004 increased by $87,000 to $142,000, when compared to $55,000 in the same period of 2003. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income decreased $1,724,000, or 42.2%, when the first three months of 2004 are compared to the same period in 2003. The heavy mortgage refinance activity that occurred in the first quarter of 2003 resulted in an unsustainably high level of mortgage gains. The first three months of 2004 saw much lower re-finance activity, producing mortgage gains of $784,000, a drop of $1,586,000, or 66.9%, compared with the same period in 2003. Service charges on deposit accounts for the three month period ended March 31, 2004 were $44,000, or 7.3%, higher than the same period of 2003. Miscellaneous non-interest income decreased by $420,000, or 30.6%, when the first quarter of 2004 is compared to the same period of 2003. Lower revenue among the real estate mortgage related non-bank subsidiaries (1st Title, Inc. and Gladwin Land, Inc.) accounted for $225,000 of the decrease. These businesses were negatively affected by the slower mortgage re-finance environment. Other items contributing to the decrease in miscellaneous non-interest income were: gains on the sale of Other Real Estate Owned, which were $95,000 lower in 2004; and the sale of certain brokerage customer lists in 2003 for a gain of $67,000.

Certain other categories of non-interest income increased, most notably mortgage servicing income, which rose from a negative $265,000, for the first quarter of 2003 to a negative $20,000 in the same period of 2004. The larger negative amounts in last year’s first quarter were due to the impact of re-finances and other pre-payments, which require the remaining mortgage servicing rights on a prepaid or re-financed mortgage to be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the new mortgage and recorded as part of gain on sale of mortgages.

Total non-interest expense decreased $277,000, or 4.0%, when comparing the three month periods ended March 31, 2004 and 2003. Salaries and employee benefits increased $179,000, or 4.8%, over the 2003 level. The increased personnel expense is reflective of a 2.5% increase in salaries for annual merit increases and a 12.2% increase in benefit costs. Amortization of intangible assets decreased by $36,000, or 32.1%, due to the sale of a brokerage customer list and the write-off of the remaining intangible assets related to that customer list and certain other customer accounts at the end of the first quarter of 2003. Michigan Single Business tax was slightly below the 2003 expense due to a lower level of taxable income in the first quarter of 2004. Other miscellaneous non-interest expense decreased $399,000, or 20.2%, when the first three months of 2004 are compared to the same period of 2003. Lower costs were mainly a result of the reduced mortgage refinance activity compared with the year ago first quarter.

Federal Income tax expense decreased $375,000, or 22.6%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of March 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

	(In Thousands of Dollars)
Contractual Obligations	One Year or less	1 - 3 Years	3 - 5 Years	More than 5 Years	Total

Federal Funds Borrowed and
Repurchase Agreements(1)	$27,386	$0	$0	$0	$27,386
Long Term Debt(1)	7,228	21,829	10,917	55,094	95,068
Operating Leases	159	267	230	0	656

(1)     Contractual payments including principal and interest.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

The Company’s operating lease obligations represent short and long-term lease and rental payments, primarily for facilities and to a lesser degree for certain software and data processing equipment.

The following table details the amounts and expected maturities of significant loan and credit commitments as of March 31, 2004.

	(In Thousands of Dollars)
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Credit:
Commercial real estate	$62,828	$5,882	$1,212	$392	$70,314
Residential real estate	41,897	0	0	0	41,897
Construction loans	8,467	225	588	1	9,280
Revolving home equity and credit card lines	3,101	1,873	16,748	866	22,588
Other	538	445	570	17	1,569
Commercial letters of credit	5,584	3,965	0	2,313	11,863

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in Note A of the Notes to Consolidated Financial Statements on pages 20 through 23 in the Company’s annual report to shareholders for the year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 8 and 9 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 11 and 12 in the registrant’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2003.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market, economic, and geopolitical factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 12 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 4, 2004, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2004 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 23, 2002 the Company announced a stock repurchase plan authorizing the repurchase of up to $10 million in Firstbank Corporation common stock. As of December 31, 2002, 122,710 shares had been repurchased at an average price of $24.05 per share. During 2003, the Company had repurchased 168,100 shares of its stock at an average price of $31.49 per share under the 2002 authorization.

On November 25, 2003, the Company announced a repurchase plan that re-established the authorized limit for share repurchases, from that point forward, of up to $10 million of Firstbank Corporation common stock. As of December 31, 2003, the Company had repurchased 8,000 shares of its stock at an average price of $32.21 under the new authorization.

During the first three months of 2004, the Company continued to repurchase shares of its common stock under the November 25, 2003 plan. For the three months ended March 31, 2004, the Company repurchased 95,400 shares of its common stock at an average price of $30.30 per share. Additional information on the Company’s repurchase program is available in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollars Authorized for Repurchase Plan	Maximum Dollars that May yet Be Purchased Under the Approved Plan

January	34,000	$30.72	$10,000,000	$8,697,850
February	51,400	$30.16	$10,000,000	$7,147,562
March	10,000	$29.60	$10,000,000	$6,851,562
Total	95,400	$30.30	$10,000,000	$6,851,562

Item 5. Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report, except for certain miscellaneous services that meet the de minimis exception under current regulations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Report on Form 8-K dated January 15, 2004, announcing 2003 fourth quarter and full year results. Report on Form 8-K dated January 27, 2004, reporting a cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2004	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Firstbank Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: May 7, 2004

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President and Chief Executive Officer

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

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Date: May 7, 2004

/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

        Thomas R. Sullivan, President and Chief Executive Officer of Firstbank Corporation, and Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: May 7, 2004

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President and Chief Executive Officer /s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer