Form 10-Q
period 2004-06-30
FIRSTBANK CORP
filed 2004-08-06
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [__] No

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [__] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,622,745 shares outstanding as of July 30, 2004.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (UNAUDITED)	Page 3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 14
Item 4.	Controls and Procedures	Page 15
(a) Evaluation of Disclosure Controls and Procedures
(b) Changes in Internal Controls
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	Page 16
Item 4.	Submission of Matters to a Vote of Securities Holders	Page 16
Item 5.	Other Information	Page 17
Item 6.	Exhibits and Reports on Form 8-K	Page 17
SIGNATURES		Page 18
EXHIBIT INDEX		Page 19

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)
UNAUDITED

	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$24,070	$27,442
Short term investments	10,807	5,703

Total Cash and Cash Equivalents	34,877	33,145

Securities available for sale	66,256	70,731
Federal Home Loan Bank stock	5,241	4,929

Loans held for sale	1,400	4,160

Loans, net of allowance for loan losses of $11,233 in 2004 and $11,627 in 2003	639,830	623,826

Premises and equipment, net	17,923	18,103
Goodwill	4,880	4,880
Other intangibles	2,547	2,709
Accrued interest receivable and other assets	13,102	14,017

TOTAL ASSETS	$786,056	$776,500

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing accounts	$105,104	$102,296
Interest bearing accounts:
Demand	181,272	181,642
Savings	98,651	95,395
Time	204,341	188,221

Total Deposits	589,368	567,554

Securities sold under agreements to repurchase and overnight borrowings	28,883	47,069
Federal Home Loan Bank Advances	72,361	67,121
Notes payable	114	134
Accrued interest payable and other liabilities	8,641	8,878

Total Liabilities	$699,367	$690,756

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,615,224 shares issued
and outstanding (5,642,304 in December 2003)	$74,115	$75,591
Retained earnings	12,139	9,187
Accumulated other comprehensive income	435	966

Total Shareholders' Equity	86,689	85,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$786,056	$776,500

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2004 AND 2003
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2004	2003

Interest Income:
Interest and fees on loans	$10,058	$10,309
Securities
Taxable	380	483
Exempt from Federal Income Tax	228	262
Short term investments	32	108

Total Interest Income	10,698	11,162
Interest Expense:
Deposits	1,815	2,252
Notes payable and other	995	1,025

Total Interest Expense	2,810	3,277
Net Interest Income	7,888	7,885
Provision for loan losses	60	120

Net Interest Income after provision for loan losses	7,828	7,765
Noninterest Income:
Gain on sale of mortgage loans	847	3,114
Service charges on deposit accounts	703	646
Gain on sale of securities	11	2
Mortgage servicing, net of amortization	(56)	(429)
Other	1,316	1,464

Total Noninterest Income	2,821	4,797
Noninterest Expense:
Salaries and employee benefits	3,838	4,080
Occupancy	923	914
Amortization of intangibles	77	73
FDIC insurance premium	21	23
Michigan Single Business Tax	24	74
Other	1,988	2,334

Total Noninterest Expense	6,871	7,498

Income before Federal Income Taxes	3,788	5,064
Federal Income Taxes	1,213	1,691

NET INCOME	$2,565	$3,373

Comprehensive Income	$2,046	$3,662

Basic Earnings Per Share	$0.46	$0.59

Diluted Earnings Per Share	$0.45	$0.57

Dividends Per Share	$0.21	$0.19

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2004 AND 2003
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2004	2003

Interest Income:
Interest and fees on loans	$20,238	$20,871
Securities
Taxable	763	980
Exempt from Federal Income Tax	470	526
Short term investments	56	230

Total Interest Income	21,527	22,607
Interest Expense:
Deposits	3,601	4,721
Notes payable and other	2,025	2,045

Total Interest Expense	5,626	6,766
Net Interest Income	15,901	15,841
Provision for loan losses	(131)	330

Net Interest Income after provision for loan losses	16,032	15,511
Noninterest Income:
Gain on sale of mortgage loans	1,631	5,484
Service charges on deposit accounts	1,352	1,251
Gain on sale of securities	11	9
Mortgage servicing, net of amortization	(76)	(694)
Other	2,268	2,836

Total Noninterest Income	5,186	8,886
Noninterest Expense:
Salaries and employee benefits	7,779	7,842
Occupancy	1,892	1,863
Amortization of intangibles	153	185
FDIC insurance premium	43	46
Michigan Single Business Tax	45	135
Other	3,562	4,307

Total Noninterest Expense	13,474	14,378

Income before Federal Income Taxes	7,744	10,019
Federal Income Taxes	2,498	3,351

NET INCOME	$5,246	$6,668

Comprehensive Income	$4,715	$6,823

Basic Earnings Per Share	$0.94	$1.18

Diluted Earnings Per Share	$0.92	$1.14

Dividends Per Share	$0.41	$0.37

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND 2003
(Dollars in thousands)
UNAUDITED

	Six Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$5,246	$6,668
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(131)	330
Depreciation of premises and equipment	940	848
Net amortization of security premiums/discounts	223	378
Gain on sale of securities	(11)	(9)
Amortization of intangibles	153	185
Gain on sale of mortgage loans	(1,631)	(5,484)
Proceeds from sales of mortgage loans	72,576	230,216
Loans originated for sale	(68,185)	(222,959)
Decrease (increase) in accrued interest receivable and other assets	1,099	(121)
Decrease in accrued interest payable and other liabilities	(239)	(963)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,040	$9,089

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	$313	$109
Proceeds from maturities of securities available for sale	20,478	15,376
Purchases of securities available for sale	(17,354)	(24,295)
Purchases of Federal Loan Bank stock	(312)	(63)
Net change in portfolio loans	(15,752)	5,444
Net purchases of premises and equipment	(760)	(556)

NET CASH USED IN INVESTING ACTIVITIES	$(13,387)	$(3,985)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$21,814	$(2,763)
Decrease in securities sold under agreements to repurchase and other
short term borrowings	(18,186)	(2,289)
Decrease of notes payable	5,220	714
Cash proceeds from issuance of common stock	1,719	1,965
Purchase of common stock	(3,195)	(2,361)
Cash dividends	(2,293)	(2,102)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$5,079	$(6,836)

INCREASE IN CASH AND CASH EQUIVALENTS	1,732	(1,732)
Cash and cash equivalents at beginning of period	33,145	60,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,877	$58,815

Supplemental Disclosure
Interest Paid	$5,657	$7,226
Income Taxes Paid	$1,525	$4,200

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net Income as Reported	$2,565,000	$3,373,000	$5,246,000	$6,668,000
Deduct Stock-Based Compensation Expense
Determined Under
Fair Value Based Method	31,000	27,000	62,000	54,000

Pro Forma Net Income	2,534,000	3,346,000	5,184,000	6,614,000

Basic Earnings per Share as Reported	$0.46	$0.59	$0.94	$1.18
Pro Forma Basic Earnings per Share	$0.45	$0.59	$0.92	$1.17

Diluted Earnings per Share as Reported	$0.45	$0.57	$0.92	$1.14
Pro Forma Diluted Earnings per Share	$0.44	$0.57	$0.91	$1.13

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

NOTE C — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. These commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $136 million and $140 million at June 30, 2004 and December 31, 2003, respectively.

NOTE D – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in Thousands)	June 30, 2004	December 31, 2003

Nonperforming loans:
Nonaccrual loans	$143	$834
Loans 90 days or more past due	2,276	581
Renegotiated loans	0	0

Total nonperforming loans	$2,419	$1,415

Property from defaulted loans	245	364

Nonperforming loans as a percent of total loans*	0.37%	0.22%
Nonperforming loans + ORE as a percent of total loans* + ORE	0.39%	0.28%
Nonperforming assets as a percent of total assets	0.33%	0.23%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Balance at beginning of period	$11,292	$11,691	$11,627	$11,536
Charge-offs	(192)	(168)	(405)	(296)
Recoveries	73	69	142	142

Net (charge-offs) recoveries	(119)	(99)	(263)	(154)
Provision for loan losses	60	120	(131)	330

Balance at end of period	$11,233	$11,712	$11,233	$11,712

Average total loans* outstanding during the period	$644,715	$591,952	$643,813	$592,223
Allowance for loan loss as a percent of total loans*	1.73%	1.97%	1.73%	1.97%
Allowance for loan loss as a percent of nonperforming loans	464%	608%	464%	608%
Net Charge-offs^ as a percent of average loans*	0.07%	0.07%	0.08%	0.05%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Earnings per share
Net income	$2,565	$3,373	$5,246	$6,668
Weighted average common shares outstanding	5,597	5,670	5,606	5,657

Basic earnings per share	$0.46	$0.59	$0.94	$1.18

Earnings per share assuming dilution
Net income	$2,565	$3,373	$5,246	$6,668
Weighted average common shares outstanding	5,597	5,670	5,606	5,657
Add dilutive effect of assumed exercises of options	111	190	121	175
Weighted average common and dilutive potential common
shares outstanding	5,708	5,860	5,727	5,832

Diluted earnings per share	$0.45	$0.57	$0.92	$1.14

Stock options for 56,228 shares of common stock were not considered in computing the earnings per share for the three and six month periods of 2004, because they were anti-dilutive.

NOTE F – ACQUISITION INTANGIBLES

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2004		December 31, 2003
(In thousands, except for per share data)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit premium resulting from branch
Acquisitions	$4,740	$2,203	$4,740	$2,053
Other customer relationship intangibles	20	11	20	9

Total	$4,760	$2,214	$4,760	$2,062

Estimated remaining amortization expense for the remainder of 2004 and each of the next four years is as follows:

2004 2005 2006 2007 2008	151 301 300 298 297

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

Tender Offer

On June 15, 2004, the Corporation initiated a self tender offer to acquire up to 500,000 shares of its common stock, plus an additional 2% of outstanding shares on June 15, 2004 at a price of $30 per share. As a result of the offer, which was oversubscribed, the Corporation will purchase 600,000 shares, or 10.7%, of the outstanding shares of its common stock for a total purchase price of $18.0 million excluding fees and expenses incurred in connection with the offer, in the third quarter of 2004. The Corporation plans to borrow $11.0 million on its line of credit and utilize cash held by the parent company to fund the remaining $7.0 million of the purchase. As a result of the purchase, the Corporation's cash and equity will be reduced, and its debt increased. Upon completion of the transaction, the Corporation expects to remain classified as "Well Capitalized", as that term is defined by federal banking regulations, for Tier 1 leverage, Tier 1 Capital, and Total Risk Based Capital.

Financial Condition

Total assets showed little change during the first six months of 2004 increasing $9.6 million, or 1.2%, when compared to December 31, 2003. Cash and cash equivalents decreased $3.4 million, or 12.3%, and securities available for sale decreased $4.5 million, or 6.3%. This decrease in liquid assets resulted primarily from a lower level of securities sold under agreements to repurchase and overnight borrowings, which were $18.2 million, or 38.6% lower at June 30, 2004 compared with December 31, 2003. Offsetting the lower short term funding was an increase of $21.8 million in deposits and an increase of $5.2 million in FHLB advances.

Total portfolio loans increased $15.6 million, or 2.5%, during the first six months of 2004. Average total loans increased 4.8% in the second quarter of 2004 compared with the fourth quarter of 2003. Residential mortgages were $17.0 million, or 8.3% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans decreased $3.7 million, or 6.7%, due to seasonal and economic factors. Consumer and credit card loans to individuals decreased by $372,000, or 0.6%. Commercial and commercial real estate loans were higher, increasing $2.7 million from December 31, 2003, and were $18.6 million, or 6.2% above the year-ago level.

Net charge-offs of loans were $263,000 in the first six months of 2004 compared to $296,000 in the first half of 2003. The ratio of net charge-offs of loans (annualized) to average loans was 0.08% in the first half of 2004 compared to 0.05% in the first six months of 2003. Both levels are considered favorable by industry standards. During the first quarter of 2004, one of the Corporation’s affiliate banks received a partial payoff of a classified loan, for which the allowance for loan losses included a specific reserve. Since the specific reserve for this loan then exceeded the remaining unpaid portion of the loan, and the allowance was otherwise at an appropriate level for the balance of the loan portfolio, the bank reversed $271,000 of reserve related to the loan. This reversal resulted in negative provision for loan losses in the first quarter of 2004. In the second quarter of the year the provision for loan losses was $60,000, bringing the year to date provision for loan losses to a negative $131,000 compared with a positive provision expense of $330,000 for the first six months of 2003. At June 30, 2004, the allowance as a percentage of outstanding loans was 1.76% compared with 1.83% at year end 2003. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $21.8 million, or 3.8%, from December 31, 2003 to June 30, 2004, including increases of $16.1 million, or 8.6%, in time deposits, $3.3 million, or 3.4%, in savings deposits, and $2.8 million, or 2.7% in non-interest bearing account balances. Interest bearing transaction accounts were basically unchanged, decreasing $370,000 from year end. For the six month period ended June 30, 2004, securities sold under agreements to repurchase and overnight borrowings decreased $18.2 million, or 38.6%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. FHLB advances and notes payable increased $5.2 million as $7.0 million of new advances were drawn and $1.8 million were repaid during the first half of the year.

Total shareholders’ equity increased $945,000, or 1.1%, during the first six months of 2004. Net income of $5,246,000 and stock issuances of $1,720,000 increased shareholders’ equity, while stock repurchases of $3,195,000 and dividends of $2,294,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. Book value was $15.44 per share at June 30, 2004, up from $15.20 at December 31, 2003.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Base Capital

Capital Balances at June 30, 2004	$78,710	$78,710	$86,524
Required Regulatory Capital	31,179	25,104	50,208
Capital in Excess of Regulatory Minimums	47,531	53,606	36,316

Capital Ratios at June 30, 2004	10.10%	12.54%	13.79%
Regulatory Capital Ratios - "Well Capitalized" Definition	5.00%	6.00%	10.00%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

For the Quarter ended June 30

For the second quarter of 2004, net income was $2,565,000, basic earnings per share were $0.46, and diluted earnings per share were $0.45, compared to $3,373,000, $0.59, and $0.57 for the second quarter of 2003. The lower earnings level in this year’s second quarter was mainly a result of a sharp decrease in re-finance activity for residential mortgage loans. Gains on the sale of mortgages were down $2,267,000, or 72.8% from a year earlier.

Average earning assets increased $14.8 million, or 2.1%, from the second quarter of 2003 compared with the same period of 2004. The yield on earning assets decreased 48 basis points, to 5.97%, for the quarter ended June 30, 2004, compared to 6.45% for the quarter ended June 30, 2003. The cost of funding related liabilities decreased 35 basis points when comparing the three month periods ended June 30th, from 1.90% in 2003, to 1.55% in 2004. Since the decrease in yield on earning assets was greater than the decrease in the cost of funds relative to earning assets, the net interest margin declined by 9 basis points, from 4.51% in 2003 to 4.42% in 2004. Net interest income was basically unchanged, at $7.9 million in the second three months of 2004 compared to the same period in 2003.

The provision for loan losses decreased $60,000, or 50%, when the second quarter of 2004 is compared to the second quarter of 2003. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the second quarter of 2004 increased by $20,000 to $119,000, when compared to $99,000 in the same period of 2003. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income decreased $1,977,000, or 41.2%, when the second quarter of 2004 is compared to the same period in 2003. The heavy mortgage refinance activity that occurred in the second quarter of 2003 resulted in an unsustainably high level of mortgage gains. The second quarter of 2004 saw much lower re-finance activity, producing mortgage gains of $847,000, a drop of $2,267,000, or 72.8%, compared with the same period in 2003. Service charges on deposit accounts for the three month period ended June 30, 2004 were $57,000, or 8.8%, higher than the same period of 2003. Miscellaneous non-interest income decreased by $149,000, or 10.2%, when the second quarter of 2004 is compared to the same period of 2003. Lower revenue among the real estate mortgage related non-bank subsidiaries (1st Title, Inc. and Gladwin Land, Inc.) resulted in a decrease of $219,000. These businesses were negatively affected by the slower mortgage re-finance environment. Partially offsetting the decrease in mortgage related revenue was an increase of $88,000 within the Corporation’s armored car subsidiary.

Certain other categories of non-interest income improved, most notably mortgage servicing income, which rose from a negative $429,000, for the second quarter of 2003 to a negative $56,000 in the same period of 2004. The larger negative amounts in last year’s second quarter were due to the impact of re-finances and other pre-payments, which require the remaining mortgage servicing rights on a prepaid or re-financed mortgage to be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the new mortgage and recorded as part of gain on sale of mortgages.

Total non-interest expense decreased $632,000, or 8.4%, when comparing the three month periods ended June 30, 2004 and 2003. Salaries and employee benefits decreased $243,000, or 6.0%, over the 2003 level. The lower personnel expense is reflective of lower staffing levels compared with those necessary to support last years’ mortgage refinance activities, partially offset by an increase in salaries for annual merit increases and higher benefit costs in the current year. Amortization of intangible assets were basically unchanged from the year ago second quarter. Michigan Single Business tax was $50,000 below the 2003 expense due to a lower level of taxable income in the second quarter of 2004. Other miscellaneous non-interest expense decreased $346,000, or 14.8%, when the second three months of 2004 are compared to the same period of 2003. Lower costs were mainly a result of the reduced mortgage refinance activity compared with the year ago second quarter.

Federal Income tax expense decreased $478,000, or 28.3%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Year to date

For the first six months of 2004, net income was $5,246,000, basic earnings per share were $0.94, and diluted earnings per share were $0.92, compared to $6,668,000, $1.18, and $1.14 for the same period of 2003. The lower earnings level in this year’s first half was mainly a result of a sharp decrease in re-finance activity for residential mortgage loans. Gains on the sale of mortgages were down $3,853,000, or 70.3% from a year earlier.

Average earning assets increased $12.1 million, or 1.7%, from the first half of 2003 compared with the same period of 2004. The yield on earning assets decreased 43 basis points, to 6.02%, for the six month period ended June 30, 2004, compared to 6.45% for the same period of 2003. The cost of funding related liabilities decreased 34 basis points when comparing the six month periods ended June 30th, from 1.90% in 2003, to 1.56% in 2004. Since the decrease in yield on earning assets was greater than the decrease in the cost of funds relative to earning assets, the net interest margin declined by 8 basis points, from 4.54% in 2003 to 4.46% in 2004. Net interest income, at $15.9 million in the six months of 2004, was basically unchanged compared to the same period in 2003.

The provision for loan losses decreased $461,000, or 140%, when the first six months of 2004 is compared to the same period of 2003. The provision for loan losses was reduced by $271,000 in the first quarter because of the partial payoff of a large classified loan, discussed previously. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the first six months of 2004 increased by $109,000 to $263,000, when compared to $154,000 in the same period of 2003. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income decreased $3,730,000, or 42.0%, when the first half of 2004 is compared to the same period in 2003. The heavy mortgage refinance activity that occurred in the first half of 2003 resulted in an unsustainably high level of mortgage gains. Re-finance activity in 2004 has been much lower, producing mortgage gains of $1,631,000, a drop of $3,853,000, or 70.3%, compared with the same period in 2003. Service charges on deposit accounts for the six month period ended June 30, 2004 were $101,000, or 8.1%, higher than the same period of 2003. Miscellaneous non-interest income decreased by $570,000, or 20.1%, when the first half 2004 results are compared to the same period of 2003. Lower revenue among the real estate mortgage related non-bank subsidiaries (1st Title, Inc. and Gladwin Land, Inc.) accounted for $444,000 of the decrease. These businesses were negatively affected by the slower mortgage re-finance environment. Other items contributing to the decrease in miscellaneous non-interest income were: gains on the sale of Other Real Estate Owned, which were $77,000 lower in 2004; and the sale of certain brokerage customer lists in 2003 for a gain of $67,000.

Certain other categories of non-interest income improved, most notably mortgage servicing income, which rose from a negative $694,000, for the first six months of 2003 to a negative $76,000 in the same period of 2004. The larger negative amounts in last year’s second quarter were due to the impact of re-finances and other pre-payments, which require the remaining mortgage servicing rights on a prepaid or re-financed mortgage to be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the new mortgage and recorded as part of gain on sale of mortgages.

Total non-interest expense decreased $934,000, or 6.5%, when comparing the six month periods ended June 30, 2004 and 2003. Salaries and employee benefits decreased $64,000, or 0.8%, over the 2003 level. The reduced personnel expense in the current year is reflective of lower staffing levels associated with the slower mortgage refinance environment, resulting in a 2.5% decrease in salaries. Partially offsetting the lower salary costs was a 5.5% increase in benefit costs, mainly due to higher health care costs. Amortization of intangible assets decreased by $32,000, or 17.3%, due to the sale of a brokerage customer list and the write-off of the remaining intangible assets related to that customer list and certain other customer accounts at the end of the first quarter of 2003. Michigan Single Business tax was $90,000 below the 2003 expense due to a lower level of taxable income in the first half of 2004. Other miscellaneous non-interest expense decreased $745,000, or 17.3%, when the six months of 2004 are compared to the same period of 2003. Lower costs were mainly a result of the reduced mortgage refinance activity compared with the year ago first quarter.

Federal Income tax expense decreased $853,000, or 25.5%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2003 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 28 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Firstbank’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking and other industries in which it operates. Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. The Corporation’s accounting policies are discussed in detail in Note A of the Notes to Consolidated Financial Statements on pages 20 through 23 in the Corporation’s annual report to shareholders for the year ended December 31, 2003. Management believes that its most significant accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

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

The Corporation faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. The Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market, economic, and geopolitical factors which are outside of Firstbank’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” on page 15 of this Form 10-Q quarterly report for a discussion of the limitations on Firstbank’s responsibility for such statements.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 3, 2004, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2004 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 23, 2002 the Corporation announced a stock repurchase plan authorizing the repurchase of up to $10 million in Firstbank Corporation common stock. As of December 31, 2002, 122,710 shares had been repurchased at an average price of $24.05 per share. During 2003, the Corporation had repurchased 168,100 shares of its stock at an average price of $31.49 per share under the 2002 authorization.

On November 25, 2003, the Corporation announced a repurchase plan that re-established the authorized limit for share repurchases, from that point forward, of up to $10 million of Firstbank Corporation common stock. As of December 31, 2003, the Corporation had repurchased 8,000 shares of its stock at an average price of $32.21 under the new authorization.

During the second quarter of 2004, the Corporation continued to repurchase shares of its common stock under the November 25, 2003 plan. For the three months ended June 30, 2004, the Corporation repurchased 11,300 shares of its common stock at an average price of $26.96 per share. For the year, the Corporation repurchased 106,700 shares of its common stock for an average cost per share of $29.95 under the November 2003 repurchase plan.

On June 15, 2004, the Corporation announced a self tender offer to purchase up to 500,000 shares of its common stock, plus up to 2% of outstanding shares, at a price of $30.00 per share and suspended activity under its repurchase program. The offer to purchase shares expired on July 30, with the tender offer over subscribed. The Corporation accepted 600,000 shares of those tendered for a total cost of $18.0 million. The Corporation has made no determination regarding future open market purchases of its common stock following the closing of the self tender period at this time. Additional information on the Corporation’s repurchase program is presented in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollars Authorized for Repurchase Plan	Maximum Dollars that May yet Be Purchased Under the Approved Plan

April	1,500	$27.18	$10,000,000	$6,810,793

May	9,800	$26.93	$10,000,000	$6,546,888

June	0	n/a	$10,000,000	$6,546,888

Total	11,300	$26.96	$10,000,000	$6,546,888

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders of the Corporation was held on April 26, 2004. The shareholders of the Corporation voted on the following matters at the meeting:

Election of three directors with terms expiring in 2007.
Director Nominee:	For	Withhold
Duane A. Carr	4,301,130	78,090
David W. Fultz	4,303,394	75,826
William E. Goggin	4,298,934	80,286

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

Report on Form 8-K dated April 22, 2004 submitting press release announcing 2004 first quarter operating results. Report on Form 8-K dated April 27, 2004 reporting declaration of a cash dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004 Date: August 6, 2004	FIRSTBANK CORPORATION
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

Date: August 6, 2004

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

Date: August 6, 2004

/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

        Thomas R. Sullivan, President and Chief Executive Officer of Firstbank Corporation, and Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: August 6, 2004

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President and Chief Executive Officer /s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer