Form 10-Q
period 2004-09-30
FIRSTBANK CORP
filed 2004-11-08
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission file number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 311 Woodworth Avenue, Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification Number) 48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [_] No

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,040,171 shares outstanding as of October 31, 2004.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 14

Item 4.	Controls and Procedures (a) Evaluation of Disclosure Controls and Procedures (b) Changes in Internal Controls	Page 15

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 16

Item 5.	Other Information	Page 16

Item 6.	Exhibits and Reports on Form 8-K	Page 17

SIGNATURES		Page 18

EXHIBIT INDEX		Page 19

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Dollars in thousands)
UNAUDITED

	September 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$31,087	$27,442
Short term investments	4,136	5,703

Total Cash and Cash Equivalents	35,223	33,145

Securities available for sale	63,327	70,731
Federal Home Loan Bank stock	5,303	4,929

Loans held for sale	434	4,160

Loans, net of allowance for loan losses of $10,795 in 2004 and $11,627 in 2003	656,431	623,826

Premises and equipment, net	17,860	18,103
Goodwill	4,880	4,880
Other intangibles	2,471	2,709
Accrued interest receivable and other assets	12,873	14,017

TOTAL ASSETS	$798,802	$776,500

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest bearing accounts	$111,165	$102,296
Interest bearing accounts:
Demand	182,221	181,642
Savings	101,048	95,395
Time	207,514	188,221

Total Deposits	601,948	567,554

Securities sold under agreements to repurchase and overnight borrowings	36,021	47,069
Federal Home Loan Bank Advances	72,347	67,121
Notes payable	9,115	134
Accrued interest payable and other liabilities	8,305	8,878

Total Liabilities	$727,736	$690,756

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,037,995 shares issued
and outstanding (5,642,304 in December 2003)	$56,662	$75,591
Retained earnings	13,740	9,187
Accumulated other comprehensive income	664	966

Total Shareholders' Equity	71,066	85,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$798,802	$776,500

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2004	2003

Interest Income:
Interest and fees on loans	$10,378	$10,071
Securities
Taxable	449	439
Exempt from Federal Income Tax	234	255
Short term investments	30	113

Total Interest Income	11,091	10,878
Interest Expense:
Deposits	1,878	2,000
Notes payable and other	1,097	1,020

Total Interest Expense	2,975	3,020
Net Interest Income	8,116	7,858
Provision for loan losses	(374)	115

Net Interest Income after provision for loan losses	8,490	7,743
Noninterest Income:
Gain on sale of mortgage loans	467	2,561
Service charges on deposit accounts	730	653
Gain on sale of securities	10	0
Mortgage servicing, net of amortization	34	(470)
Other	1,182	1,575

Total Noninterest Income	2,423	4,319
Noninterest Expense:
Salaries and employee benefits	3,888	4,344
Occupancy	986	950
Amortization of intangibles	76	75
FDIC insurance premium	21	23
Michigan Single Business Tax	28	57
Other	1,980	2,307

Total Noninterest Expense	6,979	7,756

Income before Federal Income Taxes	3,934	4,306
Federal Income Taxes	1,277	1,431

NET INCOME	$2,657	$2,875

Comprehensive Income	$2,886	$2,661

Basic Earnings Per Share	$0.50	$0.50

Diluted Earnings Per Share	$0.49	$0.50

Dividends Per Share	$0.21	$0.19

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2004	2003

Interest Income:
Interest and fees on loans	$30,616	$30,942
Securities
Taxable	1,212	1,419
Exempt from Federal Income Tax	704	781
Short term investments	86	343

Total Interest Income	32,618	33,485
Interest Expense:
Deposits	5,479	6,721
Notes payable and other	3,122	3,065

Total Interest Expense	8,601	9,786
Net Interest Income	24,017	23,699
Provision for loan losses	(505)	445

Net Interest Income after provision for loan losses	24,522	23,254
Noninterest Income:
Gain on sale of mortgage loans	2,098	8,045
Service charges on deposit accounts	2,082	1,904
Gain on sale of securities	21	9
Mortgage servicing, net of amortization	(42)	(1,164)
Other	3,464	4,411

Total Noninterest Income	7,623	13,205
Noninterest Expense:
Salaries and employee benefits	11,667	12,186
Occupancy	2,878	2,813
Amortization of intangibles	227	260
FDIC insurance premium	64	69
Michigan Single Business Tax	73	192
Other	5,559	6,614

Total Noninterest Expense	20,468	22,134

Income before Federal Income Taxes	11,677	14,325
Federal Income Taxes	3,775	4,782

NET INCOME	$7,902	$9,543

Comprehensive Income	$7,600	$9,484

Basic Earnings Per Share	$1.44	$1.69

Diluted Earnings Per Share	$1.41	$1.64

Dividends Per Share	$0.62	$0.56

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$7,902	$9,543
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(505)	445
Depreciation of premises and equipment	1,447	1,274
Net amortization of security premiums/discounts	287	528
Gain on sale of securities	(21)	(9)
Amortization of intangibles	227	260
Gain on sale of mortgage loans	(2,098)	(8,045)
Proceeds from sales of mortgage loans	92,737	358,132
Loans originated for sale	(86,913)	(343,720)
Decrease in accrued interest receivable and other assets	1,211	1,653
Decrease in accrued interest payable and other liabilities	(573)	(2,552)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,701	$17,509

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	$0	$1,444
Proceeds from maturities of securities available for sale	32,962	27,341
Purchases of securities available for sale	(26,304)	(35,826)
Purchases of Federal Loan Bank stock	(374)	(111)
Net change in portfolio loans	(31,978)	(582)
Net purchases of premises and equipment	(1,204)	(1,230)

NET CASH USED IN INVESTING ACTIVITIES	$(26,898)	$(8,964)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$34,394	$(3,104)
Decrease in securities sold under agreements to repurchase and other
short term borrowings	(11,048)	(1,001)
Increase (decrease) of notes payable	14,207	(2,298)
Cash proceeds from issuance of common stock	2,266	2,742
Purchase of common stock	(21,195)	(2,972)
Cash dividends	(3,349)	(3,180)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$15,275	$(9,813)

INCREASE IN CASH AND CASH EQUIVALENTS	2,078	(1,268)
Cash and cash equivalents at beginning of period	33,145	60,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,223	$59,279

Supplemental Disclosure
Interest Paid	$8,445	$10,211
Income Taxes Paid	$2,975	$5,900

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

Net Income as Reported	$2,657,000	$2,875,000	$7,902,000	$9,543,000
Deduct Stock-Based Compensation Expense Determined Under
Fair Value Based Method	31,000	32,000	94,000	95,000

Pro Forma Net Income	$2,626,000	$2,843,000	$7,808,000	$9,448,000

Basic Earnings per Share as Reported	$0.50	$0.50	$1.44	$1.69
Pro Forma Basic Earnings per Share	$0.50	$0.50	$1.42	$1.67

Diluted Earnings per Share as Reported	$0.49	$0.50	$1.41	$1.64
Pro Forma Diluted Earnings per Share	$0.49	$0.49	$1.39	$1.62

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

NOTE C — LOAN COMMITMENTS

Loan commitments (including unused lines of credit and letters of credit) are made to accommodate the financial needs of the Banks’ customers. These commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Corporation’s normal credit policies and collateral requirements. Loan commitments, which are predominately at variable rates, were approximately $145 million and $140 million at September 30, 2004 and December 31, 2003, respectively.

NOTE D – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in Thousands)	September 30, 2004	December 31, 2003

Nonperforming loans:
Nonaccrual loans	$909	$834
Loans 90 days or more past due	1,556	581
Renegotiated loans	0	0

Total nonperforming loans	$2,465	$1,415

Property from defaulted loans	$387	$364

Nonperforming loans as a percent of total loans*	0.37%	0.22%
Nonperforming loans + ORE as a percent of total loans* + ORE	0.42%	0.28%
Nonperforming assets as a percent of total assets	0.36%	0.23%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Balance at beginning of period	$11,233	$11,712	$11,627	$11,536
Charge-offs	(137)	(239)	(542)	(535)
Recoveries	73	46	215	188

Net (charge-offs) recoveries	(64)	(193)	(327)	(347)
Provision for loan losses	(374)	115	(505)	445

Balance at end of period	$10,795	$11,634	$10,795	$11,634

Average total loans* outstanding during the period	$661,813	$591,952	$649,812	$593,038
Allowance for loan loss as a percent of total loans*	1.62%	1.97%	1.73%	1.93%
Allowance for loan loss as a percent of
nonperforming loans	438%	608%	438%	1204%
Net Charge-offs^ as a percent of average loans*	0.04%	0.07%	0.07%	0.08%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Earnings per share
Net income	$2,657	$2,875	$7,902	$9,543
Weighted average common shares outstanding	5,279	5,668	5,496	5,661

Basic earnings per share	$0.50	$0.50	$1.44	$1.69

Earnings per share assuming dilution
Net income	$2,657	$2,875	$7,902	$9,543
Weighted average common shares outstanding	5,279	5,668	5,496	5,661
Add dilutive effect of assumed exercises of options	117	189	117	173
Weighted average common and dilutive potential common
shares outstanding	5,396	5,857	5,613	5,834

Diluted earnings per share	$0.49	$0.50	$1.41	$1.64

Stock options for 56,228 shares of common stock were not considered in computing the earnings per share for the three and nine month periods of 2004, because they were anti-dilutive.

NOTE F – ACQUISITION INTANGIBLES

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2004		December 31, 2003
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit premium resulting from branch
Acquisitions	$4,740	$2,277	$4,740	$2,053
Other customer relationship intangibles	20	12	20	9

Total	$4,760	$2,289	$4,760	$2,062

Estimated remaining amortization expense for the remainder of 2004 and each of the next four years is as follows:

2004	75
2005	301
2006	300
2007	298
2008	297

NOTE G – BORROWINGS

The Company established a line of credit agreement with LaSalle Bank, Chicago, Illinois on June 30, 2003 and renewed on June 28, 2004, at a variable interest rate chosen by the Company of the LaSalle Bank’s prime commercial borrowing rate, or LIBOR plus 2.25%. This agreement allows for a revolving line of credit up to an aggregate principal amount of $25,000,000. The collateral for this agreement consists of all outstanding capital stock of Firstbank – Alma, Firstbank (Mt. Pleasant) and Firstbank – West Branch. At December 31, 2003, there was no outstanding balance. Resulting from the Company’s tender offer, the Company initially borrowed $11 million on this line of credit and subsequently paid the balance down to $9 million prior to the end of the third quarter. Upon issuance of the $10 million of Trust Preferred Securities early in the fourth quarter, the Company paid off the remaining $9 million balance of the line of credit.

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

Capital Management

On June 15, 2004, the Corporation initiated a self tender offer to acquire up to 500,000 shares of its common stock, plus up to an additional 2% of outstanding shares on June 15, 2004 at a price of $30 per share. As a result of the offer, which was oversubscribed, the Corporation purchased 600,000 shares, or 10.7%, of the outstanding shares of its common stock for a total purchase price of $18.0 million and incurred expenses of $142,000 in connection with the offer. The Corporation initially borrowed $11.0 million on its line of credit and utilized cash held by the parent company to fund the remaining $7.0 million of the purchase.

On October 12, 2004, Firstbank Capital Trust I (“the trust”), an unconsolidated special purpose trust of the Corporation, sold 10,000 variable rate trust preferred securities at $1,000 per trust preferred security, for a total of $10 million in Trust Preferred Securities. The initial rate on the Trust Preferred Securities was 4.05% and will adjust quarterly to the then current 90 day LIBOR rate plus 1.99%. Firstbank Corporation issued subordinated debt to the trust in exchange for the proceeds of the offering. The debentures represent the sole assets of the trust. The Corporation used the proceeds of this transaction to provide long term funding for the self tender offer transaction described in the preceding paragraph, and paid off its line of credit borrowing with LaSalle. Management believes that the actions described above will enhance shareholder value and position the Corporation for continued growth.

Financial Condition

Total assets showed solid growth during the first nine months of 2004 increasing $22.3 million, or 2.9%, when compared to December 31, 2003. Total portfolio loans increased $31.8 million, or 5.0%, during the first nine months of 2004. Average total loans increased 7.5% in the third quarter of 2004 compared with the fourth quarter of 2003. Residential mortgages were $19.0 million, or 9.3% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans decreased $4.5 million, or 8.1%, due to seasonal and economic factors. Consumer and credit card loans to individuals decreased by $1.4 million, or 2.4%. Commercial and commercial real estate loans were higher, increasing $2.7 million from December 31, 2003, and were $18.6 million, or 6.2% above the year-ago level.

Net charge-offs of loans were $327,000 in the first nine months of 2004 compared to $347,000 for the same nine month period in 2003. The ratio of net charge-offs of loans (annualized) to average loans was 0.07% for the first three quarters of 2004 compared to 0.08% in the first nine months of 2003. Both levels are considered favorable by industry standards. During the third quarter of 2004, one of the Corporation’s affiliate banks received substantially full payoff of a $557,000 loan that was classified as non-performing due to delinquency at the end of the second quarter. Specific reserves that had been set aside for this loan were reversed in the third quarter. Two additional credits which had specific reserves experienced partial pay downs or transactions involving collateral that resulted in the release of additional reserves. As a result, on a consolidated basis the Corporation had negative loan loss provision expense relating to these events of $480,000, and a total provision for loan losses for the quarter of a negative $374,000. Combined with a similar event in the first quarter of the year, when one of the Corporation’s affiliates received a partial payoff of a classified loan for which the allowance for loan losses included a specific reserve, the Corporation reversed $751,000 of reserve during the year. These reversals resulted in negative provision for loan losses for the year of $505,000.

At September 30, 2004, the allowance as a percentage of outstanding loans was 1.62% compared with 1.83% at year end 2003. Charge-offs have remained at low levels, and the reversal of reserves related to specific events with specific loans, as discussed in the paragraph above, have reduced this ratio. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $34.4 million, or 6.1%, from December 31, 2003 to September 30, 2004, including increases of $19.3 million, or 10.3%, in time deposits, $5.6 million, or 5.9%, in savings deposits, and $8.9 million, or 8.7% in non-interest bearing account balances. The Corporation began utilizing brokered CD’s as an additional source of funding in the third quarter of 2004, raising $6.0 million (included in the time deposit totals above) through that channel during the quarter. Interest bearing transaction accounts were basically unchanged, increasing $579,000 from year end. For the nine month period ended September 30, 2004, securities sold under agreements to repurchase and overnight borrowings decreased $11.0 million, or 23.5%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. FHLB advances and notes payable increased $14.2 million reflecting the Corporation’s funding of its self tender offer and various other funding transactions with the FHLB.

Total shareholders’ equity decreased $14.7 million, or 17.1%, during the first nine months of 2004. Net income of $7,902,000 and stock issuances of $2,266,000 increased shareholders’ equity, while stock repurchases of $3,195,000, the self tender offer of $18.0 million, and dividends of $3,349,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. As a result of the self tender offer, book value declined to $14.11 per share at September 30, 2004, down from $15.20 at December 31, 2003.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Tier 1 Leverage	Total Risk- Capital	Base Capital

Capital Balances at September 30, 2004	$62,945	$62,945	$71,002
Required Regulatory Capital	31,636	25,933	51,865
Capital in Excess of Regulatory Minimums	31,309	37,012	19,137

Capital Ratios at September 30, 2004	7.96%	9.71%	10.95%
Regulatory Capital Ratios - "Well Capitalized" Definition	5.00%	6.00%	10.00%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

For the Quarter ended September 30

For the third quarter of 2004, net income was $2,657,000, basic earnings per share were $0.50, and diluted earnings per share were $0.49, compared to $2,875,000, $0.50, and $0.50 for the third quarter of 2003. The lower earnings level in this year’s third quarter was mainly a result of a sharp decrease in re-finance activity for residential mortgage loans. Gains on the sale of mortgages were down $380,000, or 44.9% from the second quarter, and were $2,094,000, or 81.8% lower than the third quarter of 2003.

Average earning assets increased $20.2 million, or 2.8%, from the third quarter of 2003 compared with the same period of 2004. The yield on earning assets decreased 5 basis points, to 6.03%, for the quarter ended September 30, 2004, compared to 6.08% for the quarter ended September 30, 2003. The cost of funding related liabilities decreased 12 basis points when comparing the three month periods ended September 30th, from 2.09% in 2003, to 1.97% in 2004. Since the decrease in yield on earning assets was less than the decrease in the cost of funds relative to earning assets, the net interest margin increased by 2 basis points, from 4.42% in 2003 to 4.44% in 2004. Net interest income was $258,000 higher, at $8.1 million in the third quarter of 2004 compared to the same period in 2003.

The provision for loan losses in the third quarter of 2004 was a negative $374,000, $489,000 lower than the comparable third quarter of 2003, as a result of the reversal of specific reserves on classified loans discussed above in the review of the loan loss allowance in the section titled Financial Condition. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the third quarter of 2004 decreased by $129,000 to $64,000, when compared to $193,000 in the same period of 2003. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income decreased $1,896,000, or 43.9%, when the third quarter of 2004 is compared to the same period in 2003. The heavy mortgage refinance activity that continued into the third quarter of 2003 resulted in an unsustainably high level of mortgage gains. The third quarter of 2004 saw much lower re-finance activity, producing mortgage gains of $467,000, a drop of $2,094,000, or 81.8%, compared with the same period in 2003. Partially offsetting lower mortgage gains was an improvement in mortgage servicing income of $504,000 compared with the year earlier quarter. As mortgage loans re-finance and pay off early, mortgage servicing income is negatively affected by the accelerated write down of mortgage servicing rights. The higher level of re-financing activity in 2003 caused net servicing income to be negative, as amortization of servicing rights was accelerated against income when mortgages re-financed.

Miscellaneous non-interest income decreased by $393,000, or 25.0%, when the third quarter of 2004 is compared to the same period of 2003. Lower revenue among the real estate mortgage related non-bank subsidiaries (1st Title, Inc. and Gladwin Land, Inc.) resulted in a decrease of $372,000. These businesses were negatively affected by the slower mortgage re-finance environment. Partially offsetting the decrease in mortgage related revenue was an increase of $111,000 within the Corporation’s armored car subsidiary.

Total non-interest expense decreased $777,000, or 10.0%, when comparing the three month periods ended September 30, 2004 and 2003. Salaries and employee benefits decreased $456,000, or 10.5%, below the 2003 level. The lower personnel expense is reflective of lower staffing levels compared with those necessary to support last years’ mortgage refinance activities, partially offset by an increase in salaries for annual merit increases and higher benefit costs in the current year. Other miscellaneous non-interest expense decreased $327,000, or 14.1%, when the three months ended September 30, 2004 are compared to the same period of 2003, and contained $101,000 of expense related to the Company’s self tender offer. The lower expense level was mainly a result of the reduced costs associated with mortgage refinance activity compared with the year ago third quarter.

Federal Income tax expense decreased $154,000, or 10.8%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Year to date

For the first nine months of 2004, net income was $7,902,000, basic earnings per share were $1.44, and diluted earnings per share were $1.41, compared to $9,543,000, $1.69, and $1.64 for the same period of 2003. The lower earnings level in this year’s first half was mainly a result of a sharp decrease in re-finance activity for residential mortgage loans. Gains on the sale of mortgages were down $5,947,000, or 73.9% from a year earlier.

Average earning assets increased $14.8 million, or 2.0%, from the first nine months of 2003 compared with the same period of 2004. The yield on earning assets decreased 30 basis points, to 6.02%, for the nine month period ended September 30, 2004, compared to 6.32% for the same period of 2003. The cost of funding related liabilities decreased 25 basis points when comparing the nine month periods ended September 30th, from 1.82% in 2003, to 1.57% in 2004. Since the decrease in yield on earning assets was greater than the decrease in the cost of funds relative to earning assets, the net interest margin declined by 5 basis points, from 4.50% in 2003 to 4.45% in 2004. Net interest income, at $24.0 million in the nine months of 2004, was up 1.3% compared to the same period in 2003.

The provision for loan losses decreased $950,000, or 214%, when the first nine months of 2004 is compared to the same period of 2003. The provision for loan losses was reduced by $271,000 in the first quarter and an additional $480,000 in the third quarter because of either full or partial payoff of classified loans, and collateral improvement on certain loans, discussed previously. These events resulted in a $505,000 negative loan loss provision for the year, compared with a positive loan loss provision in 2003 of $445,000. Net charge-offs for the first nine months of 2004 decreased by $20,000 to $327,000, when compared to $347,000 in the same period of 2003.

Total non-interest income decreased $5,582,000, or 42.3%, when the first nine months of 2004 is compared to the same period in 2003. The heavy mortgage refinance activity that occurred in the first half of 2003 resulted in an unsustainably high level of mortgage gains. Re-finance activity in 2004 has been much lower, producing mortgage gains of $2,098,000, a drop of $5,947,000, or 73.9%, compared with the same period in 2003. Miscellaneous non-interest income decreased by $946,000, or 21.4%, when the first half 2004 results are compared to the same period of 2003. Lower revenue among the real estate mortgage related non-bank subsidiaries (1st Title, Inc. and Gladwin Land, Inc.) accounted for $777,000 of the decrease. These businesses were also negatively affected by the slower mortgage re-finance environment. Certain other categories of non-interest income improved, most notably mortgage servicing income, which rose from a negative $1,164,000, for the first nine months of 2003 to a negative $42,000 in the same period of 2004. The larger negative amount in the first nine months of 2003 was due to the impact of re-finances and other pre-payments, which require the remaining mortgage servicing rights on a prepaid or re-financed mortgage to be written off against mortgage servicing income. At the same time, new mortgage servicing rights are created for the new mortgage and recorded as part of gain on sale of mortgages.

Total non-interest expense decreased $1,666,000, or 7.5%, when comparing the nine month periods ended September 30, 2004 and 2003. Salaries and employee benefits decreased $519,000, or 4.3%, below the 2003 level. The reduced personnel expense in the current year is reflective of lower staffing levels associated with the slower mortgage refinance environment, resulting in a 5.9% decrease in salaries. Partially offsetting the lower salary costs was a 1.1% increase in benefit costs, mainly due to higher health care costs. Other miscellaneous non-interest expense decreased $1,055,000, or 16.0%, when the nine months of 2004 are compared to the same period of 2003. Included in the current year expense is $142,000 relating to the Company’s self tender offer. The lower costs were mainly a result of the reduced mortgage refinance activity compared with the year ago first quarter.

Federal Income tax expense decreased $1,007,000, or 21.1%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 8 and 9 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 11 and 12 in the Corporation’s annual report to shareholders for the year ended December 31, 2003, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2003.

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

The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market, economic, and geopolitical factors which are outside of Corporation’s control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” of this Form 10-Q quarterly report for a discussion of the limitations on Corporation’s responsibility for such statements.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 2, 2004, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2004 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the third quarter of 2004, the Corporation did not repurchase any shares of its common stock under the November 25, 2003 plan. For the year, the Corporation repurchased 106,700 shares of its common stock for an average cost per share of $29.95 under the November 2003 repurchase plan.

On June 15, 2004, the Corporation announced a self tender offer to purchase up to 500,000 shares of its common stock, plus up to 2% of outstanding shares, at a price of $30.00 per share and suspended activity under its repurchase program. The offer to purchase shares expired on July 30, with the tender offer over subscribed. On August 5, 2004, the Corporation accepted 600,000 shares of those tendered for a total cost of $18.0 million. The Corporation has made no determination regarding future open market purchases of its common stock following the closing of the self tender period at this time.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs

July	0	n/a	0	$ -

August	600,000	$30.00	600,000	$ 0 *

September	0	n/a	0	$ 0 *

Total	0	n/a	600,000	$ 0 *

* The Corporation has authority to repurchase up to $6,546,888 in shares under the November 2003 repurchase plan.

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

Date: November 8, 2004 Date: November 8, 2004	FIRSTBANK CORPORATION
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

Date: November 8, 2004

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

Date: November 8, 2004

/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

        Thomas R. Sullivan, President and Chief Executive Officer of Firstbank Corporation, and Samuel G. Stone, Executive Vice President and Chief Financial Officer of Firstbank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: November 8, 2004

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President and Chief Executive Officer /s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President and Chief Financial Officer