Form 10-K
period 2004-12-31
FIRSTBANK CORP
filed 2005-03-14
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ______________.

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification No.) 48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes  X  No ___

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Aggregate Market Value as of March 4, 2005: $146,605,615

Indicate the number of shares outstanding in each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock outstanding at March 4, 2005: 5,331,113 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2004, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 25, 2005, are incorporated by reference in Part III.

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

        The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 76% of total revenue in 2004, 68% in 2003, and 74% in 2002. Non-interest revenue accounted for approximately 19% of total revenue in 2004, 27% in 2003, and 20% in 2002. Interest on securities accounted for approximately 5% of total revenue in each of 2004, 2003, and 2002. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent. Beginning in 2001, each of the subsidiary banks established mortgage company subsidiaries. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

        The following table shows comparative information concerning the Corporation’s subsidiary banks at December 31, 2004:

	Firstbank - Alma	Firstbank (Mt Pleasant)	Firstbank - West Branch	Firstbank - Lakeview	Firstbank - St. Johns
	(In Thousands of Dollars)
Assets	$231,665	$184,082	$214,157	$113,145	$52,029
Deposits	$171,930	$146,530	$166,851	$ 78,491	$45,762
Loans	$184,150	$160,235	$187,857	$ 95,020	$45,328

        As of February 28, 2005, the Corporation and its subsidiaries employed 365 persons on a full-time equivalent basis.

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

        The Corporation’s subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in five geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; and Firstbank – St. Johns primarily in Clinton County.

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

        The Corporation’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore, subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. In 2004 section 404 of the Sarbanes-Oxley Act were implemented, which require the bank and its auditors to report on the Company’s system of internal controls. Extensive testing and monitoring of the Company’s internal control environment were performed by both the Company’s management and its external audit firm.

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

        The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2004:

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital
Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation - Consolidated	9.46%	11.61%	12.85%
Firstbank - Alma	8.10%	10.50%	11.76%
Firstbank (Mount Pleasant)	8.73%	9.97%	11.22%
Firstbank - West Branch	7.86%	10.16%	11.41%
Firstbank - Lakeview	9.40%	11.42%	12.67%
Firstbank - St. Johns	8.96%	9.85%	11.10%

        The following table shows the amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Capital	Total Risk-Based Capital
	(In Thousands of Dollars)
Capital Balances at December 31, 2004	$75,702	$75,702	$83,777
Required Regulatory Capital	32,016	26,071	52,142

Capital in Excess of Regulatory Minimums	$43,686	$49,631	$31,635

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

Volume/Rate Analysis(1)

The table below provides an analysis of the changes in interest income and interest expense due to volume and rate:

	2003/2004 Change in Interest Due to:			2002/2003 Change in Interest Due to:

	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(In Thousands of Dollars)
Interest Income:
Securities
Taxable Securities(2)	$ (161)	$ (1)	$ (162)	$ 307	$ (800)	$ (493)
Tax-exempt Securities	(40)	(132)	(172)	(234)	73	(161)

Total Securities	(201)	(133)	(334)	73	(727)	(654)
Loans(2)	3,391	(3,044)	347	108	(4,494)	(4,386)
Federal Funds Sold	(340)	65	(275)	191	(180)	11
Interest Bearing Deposits	5	23	28	(19)	(18)	(37)

Total Interest Income on Earning Assets	2,855	(3,089)	(234)	353	(5,419)	(5,066)
Interest Expense:
Deposits
Interest Paying Demand	12	(282)	(270)	199	(1,335)	(1,136)
Savings	59	(126)	(67)	145	(375)	(230)
Time	(13)	(730)	(743)	(812)	(1,293)	(2,105)

Total Deposits	58	(1,138)	(1,080)	(468)	(3,003)	(3,471)
Federal Funds Purchased and Securities
Sold under Agreements to Repurchase	15	34	49	(26)	(157)	(183)
Notes Payable	305	(256)	49	(50)	40	(10)
Subordinated Debentures	94	0	94	0	0	0

Total Interest Expense on Liabilities	472	(1,360)	(888)	(544)	(3,120)	(3,664)

Net Interest Income	$ 2,383	$(1,729)	$ 654	$ 897	$(2,299)	$(1,402)

(1)	Changes in volume/rate have been allocated between the volume and rate variances on the basis of the ratio that the volume and rate variances bear to each other.
(2)	Interest is presented on a fully taxable equivalent basis using a federal income tax rate of 35%.

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

	2004	December 31 2003	2002
	(In Thousands of Dollars)
Taxable
US Government Agencies	$37,399	$40,073	$29,153
States and Political Subdivisions	5,526	6,908	5,602
Mortgage Backed Securities	3,021	0	0
Corporate and Other	1,474	1,254	5,099

Total Taxable	47,420	48,235	39,854
Tax-Exempt
States and Political Subdivisions	25,055	22,496	23,597

Total	$72,475	$70,731	$63,451

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2004, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)

	(In Thousands of Dollars)
U.S. Agencies:
One Year or Less	$ 9,973	2.56%
Over One Through Five Years	27,867	3.24%
Over Five Through Ten Years	320	5.81%
Over Ten Years	2,259	4.34%

Total	$40,419	3.16%
State and Political Subdivisions:
One Year or Less	$ 3,772	4.78%
Over One Through Five Years	16,873	4.46%
Over Five Through Ten Years	6,055	3.94%
Over Ten Years	3,881	3.11%

Total	$30,581	4.23%
Corporate and Other:
One Year or Less	$ 1,474	3.50%
Over One Through Five Years	0

Total	$ 1,474	3.50%
TOTAL	$72,475	3.62%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2004	2003	2002	2001	2000
	(In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural	$110,508	$112,384	$ 97,951	$106,148	$111,557
Real Estate Mortgages	456,713	407,924	392,950	394,303	386,135
Real Estate Construction	47,920	55,160	47,103	33,203	22,836
Consumer	56,315	60,128	63,417	66,781	79,221

Total	$671,456	$635,596	$601,421	$600,435	$599,749

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2004. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial and Agricultural	$48,607	$57,768	$4,133	$110,508
Real Estate Construction	30,524	15,900	1,496	47,920

Total	$79,131	$73,668	$5,629	$158,428

Loans Due after One Year:
With Pre-determined Rate		$28,294	$5,629	$ 33,923
With Adjustable Rates		45,374	0	45,374

Total		$73,668	$5,629	$ 79,297

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2004	2003	2002	2001	2000
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$ 806	$ 529	$ 215	$ 197	$ 834
Real Estate Mortgages	633	269	355	286	876
Consumer	17	36	60	18	5

Total	1,456	834	630	501	1,715
Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	158	21	2,821	1,437	351
Real Estate Mortgages	186	543	290	619	91
Consumer	64	17	19	33	20

Total	408	581	3,130	2,089	462
Renegotiated Loans:
Commercial and Agricultural	0	0	53	53	53
Real Estate Mortgages	0	0	0	0	0

Total	0	0	53	53	53
Total Nonperforming Loans	1,864	1,415	3,813	2,643	2,230
Property from Defaulted Loans	950	364	578	516	513

Total Nonperforming Assets	$2,814	$1,779	4,391	$3,159	$2,743

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2004, was $52,535. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $47,059 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2004, the Corporation had $47,199,707 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2004, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in the consolidated balance sheets of the Corporation contained in the Corporation’s Annual Report to shareholders for the year ended December 31, 2004.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2004	2003	2002	2001	2000
Balance at Beginning of Period	$ 11,627	$11,536	$11,038	$ 9,857	$9,317
Charge-Offs:
Commercial and Agricultural	224	219	285	65	369
Real Estate Mortgages	221	50	242	147	25
Consumer	484	509	508	468	431

Total Charge-Offs	929	778	1,035	680	825
Recoveries:
Commercial and Agricultural	65	104	98	77	355
Real Estate Mortgages	77	32	64	41	2
Consumer	166	183	201	276	272

Total Recoveries	308	319	363	394	629

Net Charge-Offs	621	459	672	286	196
Provision for Loan Losses	(425)	550	1,170	1,467	736

Balance at End of Period	$ 10,581	$11,627	$11,536	$11,038	$9,857

Net Charge-Offs as a Percent of Average Loans	.09%	.08%	.11%	.05%	.03%

        The allowance for loan losses is based on management’s evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses that have been charged to expense and reduced by net charge-offs.

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2004		2003		2002		2001		2000
	Allowace for loan losses	% of loans to total loans	Allowace for loan losses	% of loans to total loans	Allowace for loan losses	% of loans to total loans	Allowace for loan losses	% of loans to total loans	Allowace for loan losses	% of loans to total loans
Commercial and
Agricultural	$ 9,012	50%	$ 9,130	50%	$ 8,527	54%	$ 6,678	50%	$5,749	44%
Real Estate
Mortgages	419	42%	1,250	41%	1,493	34%	972	38%	769	43%
Consumer	1,058	8%	1,154	9%	1,220	12%	1,625	12%	1,600	13%
Unallocated*	92		93		296		1,763		1,739

Total	$10,581	100%	$11,627	100%	$11,536	100%	$11,038	100%	$9,857	100%

*Beginning in 2001 and continuing throughout 2004, management has developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied more consistently across the five banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits. One result of this methodology has been the reduction in the amount of allowance that is considered unallocated to specific loan categories.

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars)
Average Balance: Non-interest-bearing Demand Deposits	$104,515		$96,143		$88,151
Interest-bearing Demand Deposits	184,660	0.78%	183,361	0.93%	171,376	1.66%
Other Savings Deposits	99,717	0.60%	91,151	0.73%	78,512	1.15%
Other Time Deposits	202,378	2.67%	$202,812	3.03%	224,932	3.67%

Total Average Deposits	$591,270	1.26%	$573,467	1.49%	$562,971	2.13%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2004, was as follows (In Thousands of Dollars):

Three Months or Less	$13,812
Over Three Through Six Months	11,936
Over Six Through Twelve Months	24,646
Over Twelve Months	18,528

Total	$68,922

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2004	2003	2002
Financial Ratios:
Return on Average Total Assets	1.32%	1.58%	1.58%
Return on Average Equity	13.06%	14.47%	15.50%
Average Equity to Average Total Assets	10.07%	10.90%	10.17%
Dividend Payout Ratio	42.56%	35.29%	32.61%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note K to the consolidated financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which consist of the following:

	2004	2003	2002

Amounts Outstanding at the End of the Year	$28,850	$24,769	$30,358

Weighted Average Interest Rate at the End of the Year	1.10%	0.65%	0.93%

Longest Maturity	1/01/05	1/01/04	1/01/03

Maximum Amount Outstanding at any Month End During Year	$30,993	$32,780	$37,194

Approximate Average Amounts Outstanding During the Year	$25,390	$26,762	$30,743

Approximate Weighted Average Interest Rate for the Year	0.87%	0.79%	1.33%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2.      Properties

        The Corporation’s headquarters are located in the main branch office in Alma, Michigan. The subsidiary banks operate 37 branch offices throughout central Michigan, most of which are full service facilities. The subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, Lakeview, and St. Johns. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but five of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. The Corporation also maintains a separate facility for its central operations unit near the Corporation’s headquarters office in Alma, Michigan.

        Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations.

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

        William L. Benear (age 58) became president & CEO of Firstbank – Lakeview and Vice President of the Corporation in January 2000. Prior to his appointment as Lakeview’s President & CEO, Mr. Benear has served as Executive Vice President of Firstbank – Lakeview since 1994.

        David M. Brown (age 46) became president & CEO of Firstbank – St. Johns and Vice President of the Corporation in January 2005. Prior to his appointment as St. Johns’ President & CEO, Mr. Brown was worked for over 24 years at both regional and community banks. Positions held during his career include Community Bank President, Commercial Loan Regional Manager, Vice President of Commercial Banking and Branch Manager.

        David L. Miller (age 39) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Dale A. Peters (age 62) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Samuel G. Stone (age 59) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 54) was appointed President & CEO of the Corporation in January 2000. He also serves as President, CEO, and Director of Firstbank (Mt. Pleasant) by appointment in 1991. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James M. Taylor (age 63) was appointed as the President & CEO of Firstbank – St. Johns in March 2000. He was appointed a Vice President of the Corporation in June 2000. Prior to these appointments, Mr. Taylor was Senior Vice President of Firstbank (Mount Pleasant) since 1989. Mr. Taylor retired from his positions with the Corporation and Firstbank – St. Johns effective December 31, 2004.

        James E. Wheeler, II (age 45) was appointed President & CEO of Firstbank – Alma in January 2000. He also serves as a Vice President of the Corporation to which he was appointed in 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.      Market for Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2004, is here incorporated by reference.

ITEM 6.      Selected Financial Data.

        The information under the heading “Financial Highlights” on page 3 in the registrant’s annual report to shareholders for the year ended December 31, 2004, is here incorporated by reference.

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 18 in the registrant’s annual report to shareholders for the year ended December 31, 2004, is here incorporated by reference.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 10 and 11 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 14 and 15 in the registrant’s annual report to shareholders for the year ended December 31, 2004, is here incorporated by reference.

ITEM 8.      Financial Statements and Supplementary Data.

        The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 19 through 24, and the quarterly results of operations on page 42 in the registrant’s annual report to shareholders for the year ended December 31, 2004, are here incorporated by reference.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation's Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures, have concluded that the Corporation's disclosure controls and procedures as of December 31, 2004 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management's responsibility relates to establishing and maintaining effective disclosure controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)	Management's Report on Internal Control Over Financial Reporting.

        As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting on page 18 of the registrant's annual report to shareholders for the year ended December 31, 2004 (incorporated herein by reference to Exhibit 13 to this Form 10-K), management assessed the Corporation's system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2004, its system of internal control over financial reporting was effective. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated hereby by reference.

(c)	Changes in Internal Controls.

        During the quarter ended December 31, 2004, there were no significant changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting. There were no significant changes in the Corporation's system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2004.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10.      Directors and Executive Officers of the Registrant.

        The information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2005, is here incorporated by reference.

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

        The Corporation provides stock options to its full time employees that qualify for benefits under the Firstbank Corporation Stock Option Plans of 1993 and 1997, as amended. These plans provide for shares of stock, in either restricted form or under option. Grant of options may be either incentive stock options or nonqualified stock options.

        The Corporation provides an incentive based bonus program as a part of its overall compensation plan. All full time employees are eligible to receive payment under the plan, provided that the Corporations net income for the year is satisfactory. Annual bonuses are paid based on a discretionary evaluation of the performance of the employee and the employee’s individual achievements.

ITEM 11.      Executive Compensation.

        Information contained under the captions “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2005, is here incorporated by reference.

ITEM 12.      Security Ownership of Certain Beneficial Owners Management.

        The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2005, is here incorporated by reference.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Corporation had the following equity compensation plans at December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A (C)
Equity compensation
plans approved by
security holders	425,898	$19.47	72,258
Equity compensation
plans not approved by
security holders	0	0	0

Total	425,898	$19.47	72,258

        These equity compensation plans are more fully described in Note O to the Consolidated Financial Statements.

ITEM 13.      Certain Relationships and Related Transactions.

        The information under the caption “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2005, is hereby incorporated by reference.

ITEM 14.      Controls and Procedures.

        The information set forth under the heading “Relationship with Independent Registered Public Accounting Firm” on page 15 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2005, is hereby incorporated by reference.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)       Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2004, in Item 8:

Statement or Report	Page Number of Annual Report
Reports of Independent Registered Public Accounting Firm	19	-20
Consolidated Balance Sheets as of December 31, 2004 and 2003	21
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2004, 2003, and 2002	22
Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2004, 2003, and 2002	23
Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003, and 2002	24
Notes to Consolidated Financial Statements	25	-42

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2004.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 11, 2005.

FIRSTBANK CORPORATION

/s/ Thomas R. Sullivan
——————————————
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

Signature

/s/ Duane A. Carr
——————————————
Duane A. Carr

/s/ David W. Fultz
——————————————
David W. Fultz

/s/ William E. Goggin
——————————————
William E. Goggin

/s/ Edward B. Grant
——————————————
Edward B. Grant

/s/ David D. Roslund
——————————————
David D. Roslund

/s/ Samuel A. Smith
——————————————
Samuel A. Smith

/s/Thomas R. Sullivan
——————————————
Thomas R. Sullivan	Date March 11, 2005 March 11, 2005 March 11, 2005 March 11, 2005 March 11, 2005 March 11, 2005 March 11, 2005

Number	Exhibit

3(a)	Articles of Incorporation. Previously filed as an exhibit to registrant’s Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(g)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(h)*	Form of Stock Option Agreement

13	2004 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing). This report was delivered to the registrant’s shareholders as an appendix to the registrant’s proxy statement dated March 11, 2005, relating to the April 25, 2005 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23	Consent of Crowe Chizek and Company LLC - Independent Public Accountants.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

EXHIBIT 10(h)

Grantee: ____________________________________                 Grant Date: _______________________

Vesting Date: ________________________________

Expiration Date: _______________________________

Number of Shares: _____________________________             Option Number: ________________________

Exercise Price Per Share: _________________________

STOCK OPTION AGREEMENT
1997 Plan

        This Stock Option Agreement (“Agreement”) is made as of the Grant Date set forth above between FIRSTBANK CORPORATION, a Michigan corporation (“Firstbank Corporation” or the (“Company”), and the grantee named above (“Grantee”).

        The Firstbank Corporation and Restricted Stock Plan of 1997 (the “Plan”) is administered by a committee designated by the Firstbank Corporation Board of Directors (the “Committee”) . The Committee has determined that Grantee is eligible to participate in the Plan. The Committee has granted stock options to Grantee, subject to terms and conditions contained in this Agreement and in the Plan.

        Grantee acknowledges receipt of a copy of the Plan and accepts this option subject to all terms, conditions, and provisions of this Agreement and the Plan.

1.	Grant. Firstbank Corporation grants to Grantee an option to purchase shares of the Company’s Common Stock (the “Common Stock”), as set forth above to be issued upon exercise of this option in accordance with the terms and conditions set forth herein. This option is not an incentive stock option as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended.

2.	Term and Delayed Vesting. The right to exercise a portion of this option shall commence on the Vesting Date shown above, which shall be no earlier than twelve months following the Grant Date. On the Vesting Date, the Grantee’s right to exercise 20% of the shares subject to this option shall vest and on the same day of each of the following four years, the Grantee’s right to exercise an additional 20% of the shares subject to the option shall vest. The Grantee’s right to exercise this option shall terminate on the Expiration Date shown above, unless earlier terminated under the Plan or under the Agreement.

3.	Exercise. Grantee may exercise this option by giving Firstbank Corporation written notice of the exercise of this option. The notice shall set forth the number of shares to be purchased, and shall be effective when received by the corporate Human Resources Department. Once payment has been received, the Company will deliver to Grantee a certificate or certificates for such shares out of previously unissued shares or reacquired shares of its Common Stock, as it may elect; provided, however, that the time of delivery shall be postponed for such period as may be required for Firstbank Corporation with reasonable diligence to comply with any registration requirements under the Securities Act of 1933, the Securities Exchange Act of 1934, and any requirements under any other law, regulation, or agreement applicable to the issuance, listing, or transfer of such shares. If Grantee fails to accept delivery of and pay for all or any part of the number of share specified in the notice upon tender or delivery of shares, Grantee’s right to exercise the option with respect to such undelivered shares shall terminate.

4.	Payment by Grantee. The Exercise Price per Share shall be the amount shown above; subject to adjustment as provided herein and in the Plan. In exercising this stock option, Grantee must pay the Exercise Price to Company in cash. The time and terms of payment may be amended before or after the exercise of the option (a) by the Committee, in its sole discretion, if the terms of such amendment are more favorable to the Grantee, or (b) in all other cases, by the Committee with the consent of the Grantee.

5.	Transferability. Unless the Committee otherwise consents, this option is not transferable by Grantee except by will or according to the laws of descent and distribution. This option is exercisable during Grantee’s lifetime only by Grantee or Grantee’s guardian or legal representative. The Committee may also impose other restrictions on any shares acquired pursuant to this option, including, without limitation, restrictions under applicable federal and state securities laws.

6.	Termination of Employment.

(a)	General. If Grantee ceases to be employed by the Company or one of its subsidiaries for any reason other than the Grantee’s death, Total Disability, Normal Retirement, Early Retirement, voluntary termination, or termination for cause, Grantee may exercise the option for a period of 90 days after Grantee’s termination of employment (as defined in the Plan), but only to the extent the Participant was entitled to exercise the option on the date of termination and would be entitled to exercise the option if employed at the date of exercise, unless the Committee otherwise consents.

(b)	Death. If Grantee dies either while an employee of the Company or one of its subsidiaries or after the termination of Grantee’s employment other than for cause and other than as a result of a voluntary termination, but during the time when Grantee could have exercised the option granted under this Agreement, the option shall be exercisable by the Grantee’s personal representative or other successor to the interest of Grantee for one year after Grantee’s death, but only to the extent the Participant was entitled to exercise the option on the date of death or termination of employment, whichever first occurred, and would be entitled to exercise the option if employed at the date of exercise, unless the Committee otherwise consents.

(c)	Total Disability. If Grantee ceases to be employed by the Company or one of its subsidiaries due to Grantee’s Total Disability (as defined in the Plan), Grantee may exercise the option for a period of one year from such termination of employment, but only to the extent the Participant was entitled to exercise the option on the date of termination unless the Committee otherwise consents.

(d)	Normal Retirement. If Grantee ceases to be employed by the Company or one of its subsidiaries due to Grantee’s Normal Retirement (as defined in the Plan) after the Grantee has completed 5 years of service with the Company or any of its subsidiaries, Grantee may exercise all options granted under this Agreement notwithstanding the delayed vesting provisions in Paragraph 2, above for a period of three months after Grantee’s termination, provided, however, that the Participant may not elect to exercise the option at any time prior to twelve months from the Grant date.

(e)	Early Retirement. If Grantee ceases to be employed by the Company or one of its subsidiaries due to Grantee’s Early Retirement (as defined in the Plan) Grantee may exercise the option for one year from the date of Early Retirement, but only to the extent the Participant was entitled to exercise the option on the date of termination unless the Committee otherwise consents.

(f)	Voluntary Termination or Termination for Cause. If Grantee voluntarily terminates employment with the Company or one of its subsidiaries or is terminated for cause, Grantee shall have no further right to exercise any options previously granted under this Agreement.

(g)	Suspension of Exercisability. If Grantee receives notice from the Company that Grantee may be terminated for cause, Grantee shall have no right to exercise any options previously granted under this Agreement for a period of sixty days from the receipt of such notice. If Grantee is terminated for cause, within such sixty-day period, Grantee shall have no further right to exercise any option previously granted under this Agreement. If Grantee is not terminated for cause within the sixty-day period, the provisions of this Agreement and the Plan shall continue to apply to the exercisability of Grantee’s options.

7.	Adjustment for Corporate Changes. In the event of any stock dividend, stock split, recapitalization, merger, consolidation, combination or exchange of shares or any other change in the corporate structure or shares of the Company, the aggregate number and class of shares covered by this option, and the Exercise Price, are subject to adjustment as provided in the Plan. If Firstbank Corporation is acquired by another corporation or is otherwise merged into or consolidated with another corporation, this option shall be immediately exercisable just prior to the effective date of the merger or consolidation, subject to the restrictions imposed by sections 5.5 and 5.6 of the Plan.

8.	Shareholder Rights. Grantee shall have no rights as a shareholder with respect to any shares covered by this option until exercise of the option and payment for such shares.

9.	Employment by Firstbank Corporation. The grant of this option shall not be construed as giving the Grantee the right to be retained in the employ of the Company or any of its subsidiaries. The Company or any subsidiary may, at any time, dismiss the Grantee from employment, free from any liability or claim under the Plan, unless otherwise expressly provided in the Plan or in any written agreement with the Grantee.

10.	Certifications. Grantee hereby represents ands warrants that Grantee is acquiring the option granted under this Agreement for Grantee’s own account and investment and without any intent to resell or distribute the shares upon exercise of the option. Grantee shall not resell or distribute the shares received upon exercise of the option except in compliance with such conditions as Firstbank Corporation may specify to ensure compliance with federal and state securities laws.

11.	Withholding. The Company or a subsidiary shall be entitled to (a) withhold and deduct from future wages of a Grantee, or make other arrangements for the collection of, all amounts deemed necessary to satisfy any and all federal, state, and local withholding and employment-related tax requirements attributable to the option as provided in the Plan or (b) require a Grantee promptly to remit the amount od such withholding to the Company before taking any action with respect to a stock option.

12.	Effective Date. This option shall be effective as of the Grant Date.

13.	Amendment. This option shall not be modified except in writing executed by the parties hereto.

14.	Plan Controls. The Plan is incorporated in this Agreement by reference. Capitalized terms not defined in this Agreement shall have those meanings provided in the Plan. In the event of any conflict between the terms of this Agreement and the terms of the Plan, the provisions of the Plan shall control.

FIRSTBANK CORPORATION By: William E Goggin Chairman

ACKNOWLEDGMENT OF RECEIPT

Grantee__________________________

Option Number____________________

Grant Date________________________

Number of Shares__________________

        I acknowledge receipt of the Stock Option Agreement issued by Firstbank Corporation for the option number indicated above, and agree to the terms and conditions of the Agreement.

        I understand that I must return this Acknowledgement of Receipt form in order to exercise any options granted to me. I am under no obligation to purchase these shares; however, I am accepting the stock options granted at this time.

____________________________________ ____________________________________ Date

Please sign and return this page by {date}, to:
Human Resources Department
Firstbank Corporation
P O Box 1029
Alma MI 48801

Please keep the stock option agreement for your records.

EXHIBIT 13
Rule 14a-3
Annual Report

Firstbank Corporation

2004
Annual Report

This 2004 Annual Report contains audited financial statements and a detailed financial review. This is Firstbank Corporation’s 2004 Annual Report to Shareholders. Although attached to our proxy statement, this report is not part of our proxy statement, is not deemed to be soliciting material and is not deemed to be filed with the Securities and Exchange Commission (the “SEC”) except to the extent that it is expressly incorporated by reference in a document filed with the SEC.

The 2004 Report to Shareholders accompanies this proxy statement. That report presents information concerning the business and financial results of Firstbank Corporation in a format and level of detail that we believe shareholders will find useful and informative. Shareholders who would like to receive even more detailed information than that contained in this 2004 Annual Report are invited to request our Annual Report on Form 10-K.

Firstbank Corporation’s Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder, without charge, upon written request. Requests should be addressed to Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801-6029. Firstbank Corporation’s Form 10-K Annual Report may also be accessed through out website www.firstbankmi.com.

PRESIDENT’S MESSAGE

TO OUR SHAREHOLDERS:

The theme for this year’s Annual Report to Shareholders is Designing a Vibrant Future. We chose that theme because it reflects the steps we are taking to ensure that the shareholders, customers, employees, and communities we serve continue to benefit from their association with Firstbank Corporation.

The year of 2004 was another successful year for our company, even though we posted somewhat lower earnings than the prior year. Our net income of over $10.3 million was the third highest level of earnings ever achieved. In light of the soft economy in our markets, the rising interest rates that brought a halt to the mortgage refinance activity of prior years, and the uncertainties caused by the Iraq war and our national election, we are very pleased with the results. The impact of the rising rates – and the associated decline in residential mortgage volume – is clearly illustrated by the decline in our gains from the sale of mortgage loans from $8.6 million in 2003 to $2.7 million in 2004.

We continued to maintain our long term focus on growth and asset quality during 2004 as well. Our levels of net charge-off of loans, and non-performing assets, have remained low and compare very favorably with our peers. This strong commitment to asset quality does occasionally limit growth opportunities; however, we did post loan growth of 5.6% in a soft economy, and exceeded $800 million in total assets for the first time at year end.

We are also committed to the effective management of our shareholders capital investment in Firstbank. As a result, during 2004 the board of directors authorized the repurchase of shares through a tender offer process at a price of $28.57 (adjusted for the 5% stock dividend in December). This process allowed shareholders to elect whether to maintain their investment in Firstbank or to sell their shares directly back to the company for little or no brokerage cost. The company repurchased 600,000 of the shares tendered, and since that repurchase we have achieved improved valuation for our shares, increased earnings per share, and increased our return on shareholders’ equity. I am also very pleased to report that $100 invested in Firstbank Corporation common stock on December 31, 1999 with all dividends reinvested, was valued at $225 on December 31, 2004, a five year compound annual growth rate of 17.6% per year!

After posting a 9.8% improvement in earnings per share in the fourth quarter of 2004 versus 2003, we look forward to 2005 with enthusiasm and optimism. With the end of the mortgage refinance boom we have refocused our efforts on maintaining and expanding our relationship with existing customers, while also identifying and pursuing new business opportunities throughout our markets. Even though the Michigan economy continues to struggle, we believe that we have growth opportunities available, and are taking aggressive action to upgrade our sales and service capabilities.

As always, the success of Firstbank Corporation rests squarely on the shoulders of our people. We are fortunate to have outstanding individuals serving throughout the company from the front lines to the board rooms. Their dedication, hard work, commitment, and professionalism have positioned Firstbank Corporation as one of the leading community banking organizations in Michigan.

During 2004 we said farewell to two long time members of the Firstbank family. Sadly, Gerald L. Nielsen, who had served as a member of the Firstbank – Lakeview board of directors since 1986, passed away on August 6, 2004. Jerry’s dedication and insight will truly be missed throughout Firstbank and the entire Lakeview community. Jim Taylor, who had most recently served as President of Firstbank – St. Johns, retired in December and we wish him a happy and healthy retirement. Jim joined Firstbank (Mt. Pleasant) in 1988, and in 2000 was named the first Chief Executive Officer of the St. Johns bank. His leadership was instrumental in the success of that affiliate, and has positioned us for future growth. David M. Brown has been selected to succeed Jim as the President and Chief Executive Officer of Firstbank – St. Johns, and we welcome him into the Firstbank family.

Thank you for your investment in Firstbank Corporation. We appreciate the support and encouragement of our shareholders, and always welcome your comments or suggestions.

Respectfully submitted,
/s/ Thomas R. Sullivan
Thomas R. Sullivan
President & Chief Executive Officer

FINANCIAL HIGHLIGHTS
Firstbank Corporation

(In Thousands of Dollars, Except per Share Data)

For the year:	2004	2003	2002	2001	2000
Interest income	$ 44,092	$ 44,229	$ 49,248	$ 55,510	$ 54,224
Net interest income	32,382	31,631	32,987	30,917	28,697
Provision for loan losses	(425)	550	1,170	1,467	736
Non-interest income	10,051	15,878	12,133	9,940	5,539
Non-interest expense	28,361	28,895	26,237	25,756	21,052
Net income	10,358	12,056	11,826	9,122	8,543
At year end:
Total assets	806,135	776,500	767,520	751,990	733,267
Total earning assets	752,943	720,976	709,857	696,681	679,322
Loans	673,056	639,613	611,058	606,076	600,767
Deposits	603,267	567,554	576,909	561,139	537,224
Other borrowings	120,840	114,324	98,942	107,838	122,259
Shareholders' equity	72,864	85,744	80,181	72,426	64,204
Average balances:
Total assets	787,076	764,693	750,476	737,681	687,190
Total earning assets	735,730	716,636	700,823	688,483	637,317
Loans	653,878	602,733	601,306	603,134	553,201
Deposits	591,270	573,467	562,971	546,984	510,194
Other borrowings	107,207	97,541	99,939	107,733	105,593
Shareholders' equity	79,278	83,317	76,356	68,101	62,675
Per share: (1)
Basic earnings	$ 1.83	2.03	1.99	1.56	1.44
Diluted earnings	$ 1.79	1.97	1.94	1.53	1.43
Cash dividends	$ 0.79	0.71	0.64	0.58	0.53
Shareholders' equity	$ 13.69	$ 14.48	$ 13.55	$ 12.22	$ 11.07
Financial ratios:
Return on average assets	1.32%	1.58%	1.58%	1.24%	1.24%
Return on average equity	13.06%	14.47%	15.50%	13.40%	13.63%
Average equity to average assets	10.07%	10.90%	10.17%	9.23%	9.12%
Dividend payout ratio	42.56%	35.29%	32.61%	37.50%	36.73%

Firstbank – St. Johns results are included from June 16, 2000, the date of inception.
Gladwin Land Company, Inc. results are included from May 8, 2000, the date of acquisition.

(1)     All per share amounts are adjusted for stock dividends.

The Company’s Form 10-K Annual Report filed with the Securities and Exchange Commission will be provided to any shareholder, without charge, upon written request. Requests should be addressed to: Samuel G. Stone, Chief Financial Officer, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801-6029 The Company’s Form 10-K may also be viewed through our web site at www.firstbankmi.com.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of this section of the annual report is to provide a narrative discussion about Firstbank Corporation’s financial condition and results of operations. Please refer to the consolidated financial statements and the selected financial data presented in this report in addition to the following discussion and analysis.

RESULTS OF OPERATIONS

Highlights

Firstbank Corporation (“the Company”) had net income of $10,358,000 for 2004 compared with $12,056,000 in 2003, a decrease of $1,698,000, or 14.1%. These results reflect continued strength of core banking activities and favorable developments relating to classified loans, but a substantial reduction in mortgage refinances and resulting secondary market sales during the year. The mortgage refinancing levels of 2003 were at record levels with the historically low interest rates and were expected to decline significantly in 2004.

Management believes that standard performance indicators help evaluate performance. Firstbank posted a return on average assets of 1.32%, 1.58%, and 1.58% for 2004, 2003, and 2002, respectively. Total average assets increased $22 million in 2004, $14 million in 2003, and $13 million in 2002. Diluted earnings per share were $1.79, $1.97, and $1.94 for the same time periods. Return on equity was 13.06% in 2004, 14.47% in 2003, and 15.50% in 2002.

In 2000, 2002, and again in 2003, the Board of Directors authorized share repurchase programs that helped maintain capital and return on equity at appropriate levels. In June of 2004, the Board of Directors further authorized a self tender offer to repurchase shares of its common stock, which resulted in 600,000 shares, or 10.7% of the then outstanding shares of stock being repurchased for a total purchase price of $18 million. The company initially borrowed $11.0 million on its line of credit and utilized cash held by the parent company to fund the remaining $7.0 million of the purchase.

In October of 2004, Firstbank Capital Trust I (“the trust”), an unconsolidated special purpose trust of the Company, sold 10,000 variable rate trust preferred securities, at $1,000 per trust preferred security, for a total of $10 million in Trust Preferred Securities. The initial rate on the Trust Preferred Securities was 4.05% and will adjust quarterly to the then current 90 day LIBOR rate plus 1.99%. Firstbank Corporation issued subordinated debt to the trust in exchange for the proceeds of the offering. The debentures represent the sole assets of the trust. The Company used the proceeds of this transaction to provide long term funding for the self tender offer transaction described in the preceding paragraph, and paid off its line of credit borrowing.

Including the self tender shares repurchased discussed in the preceding paragraphs, the Company repurchased 706,700 shares of its common stock in 2004, 176,100 in 2003, and 122,710 shares in 2002.

Net Interest Income

The core business of the Company is earning interest on loans and securities while paying interest on deposits and borrowings. Interest rates in the first half of 2004 remained at historically low levels, and then began to rise in the second half of the year. During the first half of the year, interest spreads between earning assets and the cost of funding those assets compressed, continuing a pattern which began in 2002. As short term rates began to rise in the second half of the year the interest spread began to expand. The combination of higher earning asset balances and the improving interest spread resulted in the Company’s net interest income increasing by $751,000 in 2004, a 2.3% increase when compared to 2003. The net interest margin for the year decreased to 4.47% compared to 4.50% in 2003, and 4.80% in 2002. During 2004, the Company’s average loan to average deposit ratio was 110%, compared to 105% in 2003, and 107% in 2002.

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

The following table presents a summary of net interest income for 2004, 2003, and 2002.

Summary of Consolidated Net Interest Income (dollars in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
Average Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets: Taxable securities	$ 49,656	$ 1,655	3.33%	$54,501	$ 1,817	3.33%	$47,694	$ 2,310	4.84%
Tax exempt securities(1)	21,413	1,418	6.62%	21,980	1,590	7.23%	25,362	1,751	6.90%

Total Securities	71,069	3,073	4.32%	76,481	3,407	4.45%	73,056	4,061	5.56%

Loans(1) (2)	653,878	41,395	6.33%	602,733	41,048	6.81%	601,306	45,434	7.56%
Federal funds sold	8,304	106	1.28%	35,875	381	1.06%	23,668	370	1.56%
Interest bearing deposits	2,479	34	1.37%	1,547	6	0.38%	2,793	43	1.54%

Total Earning Assets	735,730	44,608	6.06%	716,636	44,842	6.26%	700,823	49,908	7.12%

Nonaccrual loans	667			795			880
Less allowance for loan
Loss	(11,259)			(11,695)			(11,308)
Cash and due from banks	23,539			21,144			21,625
Other non-earning assets	38,399			37,813			38,456

Total Assets	$ 787,076			$ 764,693			$ 750,476

Average Liabilities
Interest Bearing Liabilities:
Demand	$ 184,660	$ 1,441	0.78%	$183,361	$ 1,711	0.93%	$171,376	$ 2,847	1.66%
Savings	99,717	602	0.60%	91,151	669	0.73%	78,512	899	1.15%
Time	202,378	5,410	2.67%	202,812	6,153	3.03%	224,932	8,258	3.67%

Total Deposits	486,755	7,453	1.53%	477,324	8,533	1.79%	474,820	12,004	2.53%

Federal funds purchased
and repurchase agreements	30,983	289	0.93%	29,245	240	0.82%	31,143	422	1.36%
FHLB advances and
notes payable	73,951	3,874	5.24%	68,296	3,825	5.60%	69,195	3,835	5.54%
Subordinated Debentures	2,273	94	4.14%	0	0		0	0

Total Interest Bearing
Liabilities	593,962	11,710	1.97%	574,865	12,598	2.19%	575,158	16,261	2.83%

Demand Deposits	104,515			96,143			88,151

Total Funds	698,477			671,008			663,309

Other Non-Interest Bearing
Liabilities	9,321			10,368			10,811

Total Liabilities	707,798			681,376			674,120

Average Shareholders' Equity	79,278			83,317			76,356

Total Liabilities and
Shareholders' Equity	$ 787,076			$764,693			$750,476

Net Interest Income(1)		$32,898			$32,244			$33,647

Rate Spread(1)			4.09%			4.07%			4.29%
Net Interest Margin (percent of

Average earning assets (1)			4.47%			4.50%			4.80%

(1)	Presented on a fully taxable equivalent basis using a federal income tax rate of 35% for all periods presented.

(2)	Interest income includes amortization of loan fees of $1,396,000, $1,472,000, and $1,395,000 for 2004, 2003, and 2002, respectively.

        Interest on nonaccrual loans is not included.

In 2004, the average rate realized on earning assets was 6.06%, a decrease of 20 basis points from the 2003 results of 6.26%, and a 106 basis point reduction from the 7.12% realized in 2002. During 2002, the prime rate held steady for the first three quarters and then decreased 50 basis points in the fourth quarter. In 2003 the prime rate continued to move lower, remaining unchanged in the first quarter and then decreasing 25 basis points in the second quarter and remaining at that level for the second half of the year. In 2004, the prime rate was unchanged in the first and second quarters, and then moved up in five 25 basis points increments in the third and fourth quarters to its year end level of 5.25%. As of December 31, 2004, slightly over 40% of the loan portfolio was comprised of variable rate instruments. Except for a relatively small portion of these loans that are affected under current interest rate conditions by interest rate floors or ceilings, these loans will re-price monthly or quarterly as rates change. The remaining 60% of the loan portfolio is made up of fixed rate loans that do not re-price until maturity. Of the fixed rate loans approximately $93 million, or nearly 23% of the fixed rate loan portfolio, matures within the next twelve months and are subject to rate adjustments at maturity.

As rates declined in 2002 and 2003, maturing securities in the investment portfolio could not be replaced with securities of comparable quality bearing equal or higher yields. Quality standards were maintained and portfolio yields declined. Although short term interest rates moved up in the second half of 2004, longer term rates have remained basically unchanged. As a result, maturing securities continue to run off from the investment portfolio at higher rates than comparable current offerings, reducing the overall investment portfolio yield from 4.45% in 2003 to 4.32% in 2004. In the current rate environment, management expects to be able to replace maturing investments in the portfolio with securities of high quality, and similar yields.

The average rate paid on interest bearing liabilities was 1.97% in 2004, compared to 2.19% in 2003, and 2.83% in 2002. Deposit rates decreased during 2004 as maturing time deposits were re-priced to lower rates and average rates paid on checking and savings deposits were lower in response to the prime rate reductions of 2002 and 2003. The Company began using brokered CDs in the third quarter of 2004 to assist with increased funding needs. The brokered CDs carry an interest rate that is generally higher than the rate offered in its local markets and were issued with original maturities ranging from three to twelve months.

In past years the Company has funded a portion of its loan growth with borrowings from the Federal Home Loan Bank and notes payable. During 2004, the average outstanding balance of FHLB advances and notes payable increased $5.6 million and the year end balance increased $4.2 million when compared to 2003 balances. While FHLB borrowings are an economical method of funding loans when increased core deposits are not available, the cost is typically higher than the Company’s core deposit costs. The average rate of Federal Home Loan Bank advances and notes payable funding decreased 36 basis points in 2004, to 5.24%, when compared to the 2003 rate of 5.60%, because new advances were at lower rates than maturing notes. Borrowings from the Federal Home Loan Bank carry significant prepayment penalties that act as a deterrent to prepayment. In October of 2004, the Company issued $10.3 million in subordinated debentures, at a variable interest rate of LIBOR plus 1.99%. The Company utilizes short term borrowing, made up of Federal Funds Purchased and Repurchase Agreements as a source of liquidity and to balance the daily cash needs of the Company. Average short term borrowed funds increased by $1.7 million when 2004 is compared with 2003.

The 2004 rate spread of 4.09% is two basis points higher than the 2003 result of 4.07%, but 20 basis points lower than the 2002 result of 4.29%. Tax equivalent net interest income increased $654,000 in 2004 as an increase in total average earning assets of $19 million more than offset the narrower net interest margin. The net interest margin of 4.47% for 2004 was three basis points below the 2003 results, and 33 basis points lower than in 2002. An increase in the rate spread was the result of rates on average earning assets decreasing 20 basis points while the average cost of interest bearing liabilities decreased 22 basis points. The three basis point decrease in the net interest margin was a result of a lower percentage of earning assets being funded by non interest bearing liabilities and equity. Average earning assets represented 93% of total average assets in 2004 and 94% in 2003.

Provision for Loan Losses

The provision for loan losses in 2004 was an expense recovery of $425,000 compared with expense of $550,000 in 2003, and $1,170,000 in 2002. In accordance with Statement of Financial Accounting Standard No. 114 Accounting by Creditor for the Impairment of a Loan, the Company sets aside specific reserves for loans that it determines to be impaired by charging its provision for loan losses. Likewise, if a loan for which reserves had been established pays off, or the risk of loss to the Company is otherwise eliminated, the Company is required to reverse those specific reserves. During 2004, favorable events pertaining to a few impaired loans, for which specific loan loss reserves had been established, caused the Company to reverse provision expense. Management believes the events that transpired in 2004 are rare in occurrence and does not anticipate similar events to occur on a regular basis in the future.

At December 31, 2004, the allowance for loan losses as a percent of total loans was 1.58% compared to 1.83% and 1.92% at December 31, 2003, and December 31, 2002, respectively. Net charged off loans totaled $621,000 in 2004, compared to $459,000 in 2003, and $672,000 in 2002. During 2004 recoveries of previously charged off loans were $309,000, compared to $319,000 in 2003, and $363,000 in 2002. Net charged off loans as a percent of average loans were 0.09% in 2004, 0.08% in 2003, and 0.11% in 2002. Total nonperforming loans were 0.28% of ending loans at December 31, 2004, compared to 0.22% and 0.63% at the two previous year ends. Management maintains the allowance for loan losses at a level considered appropriate. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors. Management uses a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment weightings, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that either are, or are not, considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Management believes that the analysis described above provides a consistent basis for the current provision level.

Non-interest Income

Non-interest income declined sharply in 2004, primarily from a 69% reduction in gains on the sale of mortgage loans. Overall, non-interest income was down $5.8 million, or 36.7%. Gain on sale of mortgage loans in 2003 and 2002 benefited from forty year lows in mortgage interest rates which fueled mortgage refinance activity. The lower gains in 2004 are reflective of a more typical level of refinance activity and a return to more traditional new loan business.

When a mortgage is refinanced or pre-paid, capitalized mortgage servicing rights relating to that mortgage are written off. During 2002 and 2003, mortgage servicing income was affected by the refinance activity, causing net servicing income (serving income, net of amortization of capitalized serving rights) to swing to a net expense position. In 2004, with reduced levels of refinancing, the net servicing income, while still a negative $55,000 was largely neutral as compared with a negative $1.1 million in 2003 and a negative $709,000 in 2002.

Courier and cash delivery services income increased 45.7% to $1,072,000 in 2004 after having increased 30.5% in 2003. This revenue is from the operations of 1st Armored Incorporated, which operates an armored car and courier business, and does not include income from servicing Firstbank affiliates. In 2004, 1st Armored began servicing coin counting machines located in super markets for a single customer, which contributed $229,000 to revenue.

The mortgage refinance boom of 2002 and 2003 also benefited two of the Company’s non banking subsidiaries which provided title insurance and real estate appraisal services to customers. In 2004, as with gains on the sale of mortgage loans, business was down with decreased mortgage refinance activity. Real estate appraisal fees contributed $604,000 in 2004 down from $912,000 in 2003 and $857,000 in 2002. Title insurance sales declined to $618,000 compared with $1,104,000 in 2003 and $726,000 in 2002.

Other non-interest income decreased $465,000, or 25.8%, when the results of 2004 are compared to 2003. The lower level of income was primarily due to higher gains on the sale of other real estate owned and from the sale of certain customer lists associated with the brokerage business in 2003. When comparing 2003 to 2002 results, other non-interest income was $346,000 higher.

Non-interest Expense

Salary and employee benefits expenses decreased $480,000, or 3.0%, when 2004 is compared with 2003. Temporary staffing and overtime associated with originating, processing and managing secondary market sales related to the high volume in the mortgage business in 2003 were scaled back. The reduction in staffing was partially offset by annual salary increments, merit raises and normal staffing requirements related to growth in other business areas. Employee benefit costs increased 10.9% as well, primarily from higher employee group insurance cost which increased 18.6% in 2004. The Company employed 365 full time equivalent employees at the end of 2004, 25 fewer than at the same time in 2003. Salary and benefit expenses were $1,951,000 higher when 2003 is compared with 2002 as the Company expanded its work force to meet the demands of mortgage refinance activity, staffed new branch facilities and paid for annual merit and incentive increases.

Expenses of occupancy and equipment increased $141,000, or 3.8%, over the 2003 level primarily from higher depreciation expense on equipment as the Company upgraded its technology and phone systems. Occupancy and equipment expense had increased $53,000, in 2003 over the 2002 level.

Amortization of intangible assets decreased $34,000, or 10.1%, during 2004 as amortization was reduced due to the sale of certain customer lists related to the brokerage business in 2003. Intangible amortization decreased $26,000 in 2003 compared with 2002 also due to the sale of certain customer lists related to the brokerage business. Included in other non interest expense for 2004 was a $415,000 charge relating to impairment of goodwill at the Company’s Gladwin Land Company and CA Hanes, Realty Inc. businesses. In the fourth quarter of 2004, the Corporation determined that goodwill at its Gladwin Land Company and CA Hanes Realty, Inc. subsidiaries was impaired. The Company uses a discounted future cash flow model to evaluate the goodwill of its non banking subsidiaries. Under the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the $314,000 of goodwill at Gladwin Land was determined to be fully impaired, and was written off in its entirety. The $376,000 of goodwill at CA Hanes Realty, Inc. was determined to be partially impaired and written down by $101,000 to a remaining value of $275,000.

Michigan single business tax expense increased $297,000 in 2004. During the fourth quarter of 2004 the Company performed a comprehensive review of its tax asset and liability accounts in order to adjust previous estimates of contingent tax liabilities. As a result, the Company increased its single business tax liability and the corresponding expense in the amount of $365,000. Proposed changes to the Michigan Single Business Tax, by the Governor of Michigan, could substantially increase the Company’s expense in years beginning in 2006.

Expenses for outside professional services decreased $397,000 to $1,598,000 in 2004 compared to $1,995,000 in 2003. Title search fees and costs paid to independent contractors in the title, appraisal and real estate sales operations accounted for substantially all of the reduction. These costs were largely driven by the high level of mortgage refinance activity in 2003. Professional service fees increased in 2003 above 2002‘s level by $436,000 with fees associated with mortgage refinancing driving the increase.

Advertising and special promotion expense decreased to $290,000 from $787,000 in 2003 primarily due to promotional expense for mortgage refinances in 2003. Advertising and promotional expense was higher in 2003 than the previous year by $265,000 for promotional expenditures relating to mortgage refinance activity.

Other non-interest expense increased from $5,679,000 in 2003 to $5,908,000 in 2004. Included in 2004 expense is the goodwill impairment charged discussed above and $205,000 relating to the cost of the Company’s implementation of newly enacted procedures on internal controls required by section 404 of the Sarbanes-Oxley Act. Other non-interest expense declined $186,000, or 3.1%. Prior year expenses had decreased from 2002 by $22,000.

Federal Income Tax

The Company’s effective federal income tax rates were 29% for 2004, and 33% for 2003 and 2002. As discussed above, the Company performed a comprehensive review of its tax asset and liability accounts in order to adjust previous estimates of contingent tax liabilities. As a result, the Company reduced its federal tax liability and the corresponding expense in the amount of $529,000. Excluding this adjustment, the Company’s federal income tax rate for 2004 would have been 32%. The Company’s investment in securities and loans which provide income exempt from federal income tax is the principal cause of the difference between the effective tax rates noted above and the statutory tax rate of 35% for all three years.

FINANCIAL CONDITION

Total assets at December 31, 2004 were $806 million, exceeding December 31, 2003 total assets of $777 million by $29 million, or 3.7%. Loans held for sale in the secondary market decreased 52.7% at December 31, 2004, when compared to the balance at December 31, 2003, reflecting the slower mortgage origination business at the end of the year. Total portfolio loans, net of allowance for loan loss, increased 5.9% at December 31, 2004 compared with the balance at the previous year end. Commercial loans decreased $1.9 million, or 1.8%. Residential mortgage and commercial mortgage loans increased $26.5 million, or 12.9%, and $22.3 million, or 11.0% respectively. Construction loans were lower at December 31, 2004, falling $7.2 million, or 13.1%, from the previous year end. Consumer loans were $3.8 million, or 6.3% lower at the current year end.

	(In Thousands of Dollars)
	2004	2003	Change	% Change
Commercial	$110,508	$112,384	$(1,876)	(2)%
Commercial real estate	225,372	203,080	22,292	11%
Residential real estate	231,341	204,844	26,497	13%
Construction	47,920	55,160	(7,240)	(13)%
Consumer	56,315	60,128	(3,813)	(6)%

Total	671,456	635,596	35,860	6%

Mortgages serviced for others	$472,100	$464,400	$ 7,700	2%

Total securities available for sale increased $1.7 million, or 2.5%, roughly keeping pace with overall asset growth. Securities available for sale were 9.0% of total assets at year end 2004, compared with 9.1% at the end of 2003.

Premises and equipment decreased by $445,000 after recognized depreciation of $1,954,000. The decrease in premise and equipment resulted from current year depreciation expense exceeding capital expenditures.

Total deposits increased at the end of 2004 to $603 million, an increase of 6.3%, compared to $568 million at year end 2003. In the middle of 2004, the Company entered the brokered CD market to expand its available funding sources. At the end of the year, $15.3 million of brokered CDs had been added to the balance sheet. Brokered CDs generally carry a higher interest rate than locally generated CDs of similar duration, but are available in large dollar pools which results in lower operational cost than smaller dollar local deposits. Including the brokered CDs, total time deposits increased $31.5 million, or 16.7% compared with the end of 2003. Non-interest bearing demand deposit balances increased $3.9 million, or 3.8%, while interest bearing demand deposits decreased by $4.6 million, or 2.5% and savings account balances increased $4.9 million, or 5.1%. Securities sold under agreements to repurchase increased by $4.1 million and federal funds purchased decreased $12.0 million.

Federal Home Loan Bank advances and notes payable increased by $4.2 million at December 31, 2004 as compared to December 31, 2003. Note K and Note L of the Notes to Consolidated Financial Statements have additional discussion of borrowings. The Company also issued $10.3 million in subordinated debentures in the fourth quarter of 2004. Note M of the Notes to Consolidated Financial Statements has additional discussion of that issuance.

Asset Quality

Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against (reduction of) the allowance for loan losses. In 2004, net charged off loans were $621,000 compared to $459,000 in 2003. Net charged off loans as a percentage of average loans were 0.09% and 0.08% in 2004 and 2003.

Nonperforming loans are defined as nonaccrual loans, loans 90 days past due and any loans where the terms have been renegotiated. Total nonperforming loans were $1.9 million and $1.4 million at December 31, 2004 and 2003, respectively. The average investment in impaired loans was $1.6 million during 2004 compared to $3.5 million during 2003. At year end, impaired loans were $1.4 million compared with $3.4 million at December 31, 2003. The decrease in impaired loans was mainly due to full or partial repayment of several loans that were classified as impaired at the end of the prior year. Please refer to Note F of the Notes to Consolidated Financial Statements for more information on impaired loans. Total nonaccrual loans were $1,456,000 at December 31, 2004, compared to $834,000 at the end of 2003.

The allowance for loan losses was decreased $1,046,000, or 9.0%, during 2004. The allowance for loan losses represents 1.58% of outstanding loans at the end of 2004 as compared to 1.83% at December 31, 2003. As previously discussed under the provision for loan losses heading, favorable events pertaining to a few impaired loans, for which specific loan loss reserves had been established, caused the Company to reverse allowance. Management believes the events that transpired in 2004 are rare in occurrence and does not anticipate similar events to occur on a regular basis in the future. Management maintains the allowance at a level which they believe adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Management focuses on early identification of problem credits through ongoing reviews by management, loan personnel and an outside loan review specialist.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers needing to meet their credit requirements or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to manage the level of varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. The net interest margin was 4.47% in 2004 compared to 4.50% in 2003. Loan yields declined 48 basis points, from 6.81% in 2003, to 6.33% in 2004. Deposit costs decreased 26 basis points from 1.79% in 2003 to 1.53% in 2004. With low yields on loans through most of the year, demand was strong, and average loans outstanding increased by $51 million. Average total earning assets increased a smaller $19 million as loans were funded, in part, by a shift from lower yielding federal funds sold.

Rising interest rates in the second half of the year allowed the Company to increase its year end balance of time deposits by $31.5 million. Also contributing to the increase in time deposits was the addition of $15.3 million of brokered CDs. The Company continued to maintain its short term funding needs through the use of overnight funding, and ended the year with $10.3 million of federal funds purchased. The use of FHLB advances continued to be a significant source of longer term funding, with advances increasing from the prior year end by $4.2 million. The company also added $10.3 million in subordinated debentures during the year to fund its capital management strategy. Early in the fourth quarter, Firstbank Capital Trust I (“the trust”) raised $10.3 million of funding through the issuance of variable interest trust preferred securities. The Company then issued subordinated debentures to the trust in exchange for the proceeds of the offering. The trust is an unconsolidated subsidiary and accordingly this funding is shown on the balance sheet as subordinated debentures. The rate on these securities is adjustable quarterly to the then current LIBOR rate plus 1.99%

A decision to increase deposit rates affects most rates currently paid and, therefore, has an immediate negative impact on net interest margin. With the exception of variable rate loans, an increase in loan rates does not affect the yield until a new loan is made. During the first half of the year, the Company’s net interest margin compressed as pressure to raise rates on deposits came in advance of prime rate increases, which primarily affect loans. In the second half of 2004 the prime rate increased five times in 25 basis points increments, bringing the prime rate to 5.25% at year end. While deposit rates continued to move higher in the second half, the Company was able to increase rates on variable rate loans at a faster pace, causing the net interest margin to expand.

The principal sources of liquidity for the Company are maturing securities, federal funds purchased or sold, loan payments by borrowers, investment securities, loans held for sale, deposit or deposit equivalent growth and Federal Home Loan Bank advances. Securities maturing or re-pricing within one year at December 31, 2004 were $22.9 million, compared to $13.6 million at December 31, 2003. Total investments available for sale increased $1.7 million to $72.5 million.

The table below shows the interest sensitivity gaps for five different intervals as of December 31, 2004. Deposits that do not have a fixed maturity date are shown as immediately re-pricing according to reporting conventions.

	Maturity or Re-Pricing Frequency (Dollars in Millions)
	1 Day	2 Days through 3 Months	4 Months through 12 Months	13 Months through 5 Years	5 + Years
Interest Earning Assets: Loans	$ 258.3	$ 56.8	$ 57.1	$ 254.2	$ 46.7
Securities	.5	22.4	20.3	24.5	3.4
Other earning assets	2.1	0.0	0.0	0.0	6.7

Total	$ 260.9	$ 79.2	$ 77.4	$ 278.7	$ 56.8
Interest Bearing Liabilities:
Deposits	$ 277.3	$ 62.1	$ 113.0	$ 150.9	$ 0.0
Other interest bearing liabilities	39.1	65.2	.7	10.0	5.8

Total	$ 316.4	$ 127.3	$ 113.7	$ 160.9	$ 5.8

Interest Sensitivity Gap	(55.5)	(48.1)	(36.3)	117.8	51.0

Cumulative Gap	(55.5)	(103.6)	(139.9)	(22.1)	28.9

For the one day interval, maturities of interest bearing liabilities exceed those of interest earning assets by $55.5 million. Included in the one day maturity classification are $277.3 million in savings and checking accounts which are contractually available to the Company’s customers immediately, but in practice, function as core deposits with considerably longer maturities. In the two day through the five year time frame, interest sensitive assets exceed interest sensitive liabilities, resulting in a cumulative position of interest sensitive liabilities exceeding interest sensitive assets by $22.1 million through five years. For the time period greater than five years, the positive relationship changes to an asset sensitive position, such that cumulatively, interest sensitive assets exceed interest sensitive liabilities by $28.9 million.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABLILITES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

	(In Thousands of Dollars)
Contractual Obligation	One Year or less	1 -3 Years	3 - 5 Years	More than 5 Years	Total
Federal Funds Borrowed and
Repurchase Agreements(1)	$39,102	$ 0	$ 0	$ 0	$39,102
Long Term Debt(1)	16,826	15,519	7,540	46,187	86,072
Subordinated Debt(2)	192	534	132	0	858
Operating Leases	479	959	959	22,207	24,604

     (1)     Contractual payments including principal and interest.
     (2)     Contractual interest payments based on current interest rate.

Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

The Company’s operating lease obligations represent short and long-term lease and rental payments, primarily for facilities, and to a lesser degree for certain software and data processing equipment.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.

	(In Thousands of Dollars)
	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Credit: Commercial real estate	$47,970	$6,852	$17,042	$ 471	$72,335
Residential real estate	21,711	0	0	0	21,711
Construction loans	5,651	1,751	63	1	7,466
Revolving home equity and credit card lines	2,895	8,214	16,675	332	28,116
Other	787	857	704	833	3,181
Commercial letters of credit	6,432	458	225	2,330	9,445

Commitments to extend credit, including loan commitments, standby letters of credit and commercial letters of credit, do not necessarily represent future cash requirements in that these commitments often expire with being drawn upon. Further discussion of these commitments is included in Note Q to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions or the financial condition of borrowers. The Company’s significant accounting policies are discussed in detail in Note A of the Notes to the Consolidated Financial Statements.

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, and estimating state and federal contingent tax liabilities.

Allowance for Loan Losses The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management uses a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment weightings and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that either are, or are not, considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loans are reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the fair value of collateral, if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses such increase is reported as provision for loan loss. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction, automobile, home equity and second mortgage loans, are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates the underlying ability of the borrower’s business activity is not sufficient to generate adequate cash flow to service the business’ cash needs, including the Company’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8, with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful, and 8 loss. Loans graded 5, 6, 7, and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Fair Value of Securities and Other Financial Instruments Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rate, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Market values for securities available for sale are obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the current market value of securities is recorded as a valuation adjustment and reported in other comprehensive income.

Valuation of Mortgage Servicing Rights Mortgage servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

The Company utilizes a discounted cash flow model to determine the value of its servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, the Company’s cost to service loans, and other factors to determine the cash flow that the Company will receive from serving each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value for the right to service those loans. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

Contingent Tax Liabilities State and Federal contingent tax liabilities are estimated based on the Company’s exposures to interpretation of the US tax code. The Company estimates its contingent tax liabilities by determining the amount of income that may be at risk of an adverse interpretation by taxing authorities on specific issues, multiplied by its effective tax rate, to determine its gross exposure. Once this exposure is determined, an estimate of the probability of an adverse adjustment being required is determined and applied to the gross liability to determine the contingent tax reserve.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, Share Based Payments, was revised and requires that all public companies record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to all awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $186,000 during the balance of 2005, $103,000 in 2006, $57,000 in 2007, and $27,000 in 2008. There will be no significant effect on financial position as total equity will not change.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect on results of operations and financial position of the Company will depend on the effect of future loan purchases and/or acquisitions and therefore cannot be quantified at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company faces market risk to the extent that both earnings and the fair market values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. During 2004 as the prime rate increased and fixed rate commercial mortgages in the Company’s portfolio replaced variable rate commercial loans, Firstbank’s simulations showed decreased sensitivity to changes in interest rates. However, the Company maintained an overall position which results in positive changes in projected earnings related to increases in rates, and negative changes in projected earnings related to decreases in rates. As of the date of this annual report the Company does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 and 2003. They show expected maturity date values for loans and securities which were calculated without adjusting the instruments’ contractual maturity dates for expected prepayments. Maturity date values for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather, the opportunity for re-pricing. The Company believes that re-pricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following tables. Fair value is computed as the present value of expected cash flows at rates in effect at the date indicated.

Principal/Notional Amounts Maturing in:

	(In Thousands of Dollars)
As of December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/04
Rate Sensitive Assets: Fixed interest rate loans	$92,978	$60,220	$59,411	$55,678	$56,111	$75,115	$399,512	$392,012
Average interest rate	6.55%	7.00%	6.86%	6.70%	6.64%	7.59%
Variable interest rate loans	80,468	25,685	37,786	53,186	58,362	18,057	273,544	259,781
Average interest rate	5.30%	5.27%	5.39%	5.33%	5.23%	5.65%
Fixed interest rate securities	13,745	18,395	11,921	7,611	4,501	14,042	70,216	70,216
Average interest rate	3.92%	3.62%	4.16%	4.56%	4.55%	4.28%
Variable interest rate
securities						2,259	2,259	2,259
Average interest rate						4.05%
Other interest bearing assets	2,057					5,355	7,412	7,412
Average interest rate	1.52%					4.39%
Rate Sensitive Liabilities:
Savings and interest bearing
checking	277,344						277,344	274,756
Average interest rate	0.76%
Time deposits	140,492	32,006	25,442	9,959	11,677	139	219,715	221,046
Average interest rate	2.35%			2.97%	4.01%	3.30%	3.72%	3.97%
Fixed interest rate
borrowings	22,471	1,521	8,172	2,301	25	46,190	80,680	82,605
Average interest rate	3.88%	2.35%	4.18%	3.40%	6.00%	5.67%
Variable interest rate
borrowings	1,000					10,310	11,310	11,304
Average interest rate	2.48%					4.65%
Repurchase agreements	28,850						28,850	28,850
Average interest rate	8.00%

	(In Thousands of Dollars)
As of December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/04
Fixed interest rate loans	$107,714	$57,627	$63,111	$38,502	$51,271	$65,241	$383,466	$384,234
Average interest rate	6.79%	7.54%	7.20%	7.28%	6.84%	8.16%
Variable interest rate loans	83,576	17,734	22,282	42,943	67,360	22,252	256,147	254,715
Average interest rate	4.20%	4.69%	4.93%	4.79%	4.66%	4.46%
Fixed interest rate securities	8,055	14,358	9,419	18,329	4,414	16,095	70,669	70,669
Average interest rate	1.62%	2.02%	2.65%	3.52%	3.36%	4.78%
Variable interest rate
securities						62	62	62
Average interest rate						6.36%
Other interest bearing assets	5,703					4,929	10,632	10,632
Average interest rate	0.51%
Rate Sensitive Liabilities:
Savings and interest bearing
checking	277,037						277,037	277,037
Average interest rate	0.63%
Time deposits	124,407	26,447	13,217	16,869	7,178	103	188,221	191,111
Average interest rate	2.18%	3.45%	3.89%	4.45%	3.20%	4.13%
Fixed interest rate
borrowings	24,800	10,823	0	5,157	2,372	46,403	89,555	93,576
Average interest rate	1.45%	5.58%	0.00%	5.02%	3.48%	5.65%
Variable interest rate
borrowings	0						0	0
Average interest rate	0.00%
Repurchase agreements	24,769						24,769	24,769
Average interest rate	1.62%

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

As of December 31, 2004, the Company’s total capital to risk weighted assets exceeded the minimum requirement for capital adequacy purposes of 8% by $31.6 million. Tier 1 capital to risk weighted assets exceeded the minimum of 4% by $49.6 million, and Tier 1 capital to average assets exceeded the minimum of 4% by $43.7 million. For a more complete discussion of capital requirements please refer to Note U of the Notes to Consolidated Financial Statements. The Federal Deposit Insurance Corporation insures specified customer deposits and assesses premium rates based on defined criteria. Insurance assessment rates may vary from bank to bank based on the factors that measure the perceived risk of a financial institution. One condition for maintaining the lowest risk assessment, and therefore, the lowest insurance rate, is the maintenance of capital at the “well capitalized” level. Each of the Company’s affiliate banks has exceeded the regulatory criteria for a “well capitalized” financial institution and each bank pays the lowest assessment rate assigned by the FDIC.

A certain level of capital growth is desirable to maintain an appropriate ratio of equity to total assets. The compound annual growth rate for total average assets for the past five years was 5.3%. The compound annual growth rate for average equity over the same period was 5.5%.

Management has determined one way of maintaining capital adequacy is to maintain a reasonable rate of internal capital growth. The percentage return on average equity times the percentage of earnings retained after dividends equals the internal growth percentage. The following table illustrates this relationship:

	2004	2003	2002
Return on average equity	13.06%	14.47%	15.50%
Multiplied by
Percentage of earnings retained	57.44%	64.71%	67.39%
Equals
Internal capital growth	7.50%	9.36%	10.45%

The Company has retained between 57% and 67% of its earnings from 2002 to 2004. To achieve the goal of acceptable internal capital growth, management intends to continue its efforts to increase the Company’s return on average equity while maintaining a reasonable cash dividend.

As an additional enhancement to capital growth the Company offers a dividend reinvestment program. The Firstbank Corporation Dividend Reinvestment Plan was first offered in 1988. At December 31, 1988, 123 owners holding 209,856 shares participated in the Plan. By the end of 2004, 1,654 owners holding 2,211,310 shares were participating in the Plan.

The Company is not aware of any recommendations by regulatory authorities at December 31, 2004, which are likely to have a material effect on Firstbank Corporation’s liquidity, capital resources or operations.

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

COMMON STOCK DATA

Firstbank Corporation Common Stock was held by 1,658 shareholders of record as of December 31, 2004. Total shareholders number approximately 2,822, including those whose shares are held in nominee name through brokerage firms. The Company’s shares are listed on the NASDAQ National Market under the symbol FBMI and are traded by several brokers. The range of high and low sales prices for shares of common stock for each quarterly period during the past two years is as follows:

Quarter	High	Low
4th `04	$ 28.57	$26.76
3rd `04	$ 28.12	$26.67
2nd `04	$ 27.79	$25.04
1st `04	$ 29.68	$25.02
4th `03	$ 30.38	$28.37
3rd `03	$ 32.88	$27.06
2nd `03	$ 30.66	$26.37
1st `03	$ 26.72	$22.76

The prices quoted above were obtained from the NASDAQ.com through the Company’s market makers. Prices have been adjusted to reflect stock dividends.

The following table summarizes cash dividends paid per share (adjusted for stock dividends) of common stock during 2004 and 2003.

	2004	2003
First Quarter	$.1905	$.1723
Second Quarter	.2000	.1814
Third Quarter	.2000	.1814
Fourth Quarter	.2000	.1814
Total	$.7905	$.7165

The Company’s principal sources of funds to pay cash dividends are the earnings of and dividends paid by the subsidiary banks. Under current regulations the subsidiary banks are restricted in their ability to transfer funds in the form of cash dividends, loans, and advances to the Company (See Note S of the Notes to Consolidated Financial Statements). As of January 1, 2005, approximately $22.0 million of the subsidiaries’ retained earnings were available for transfer in the form of dividends to the Company without prior regulatory approval. In addition, the subsidiaries’ 2005 earnings are expected to be available for distributions as dividends to the Company.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Firstbank Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Firstbank Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to errors or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement presentation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Crowe Chizek and Company, LLC, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004 its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

FIRSTBANK CORPORATION

/s/ Thomas R. Sullivan
——————————————
Thomas R. Sullivan
President & Chief Executive Officer
(Principal Executive Officer)

/s/Samuel G. Stone
——————————————
Samuel G. Stone
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that Firstbank Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Firstbank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Firstbank Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Firstbank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Firstbank Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Firstbank Corporation
Alma, Michigan

We have audited the consolidated balance sheets of Firstbank Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firstbank Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Firstbank Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

February 25, 2005
Grand Rapids, Michigan

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except for Share Data)

	December 31,
ASSETS	2004	2003

Cash and due from banks	$ 23,715	$ 27,442
Short term investments	2,057	5,703

Total cash and cash equivalents	25,772	33,145
Securities available for sale	72,475	70,731
Federal Home Loan Bank stock	5,355	4,929
Loans held for sale	1,969	4,160
Loans, net of allowance for loan losses of $10,581 in 2004 and
$11,627 in 2003	660,506	623,826
Premises and equipment, net	17,658	18,103
Goodwill	4,465	4,880
Core deposits and other intangibles	2,395	2,698
Accrued interest receivable and other assets	15,540	14,028

TOTAL ASSETS	$806,135	$776,500

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing demand accounts	$106,208	$102,296
Interest bearing accounts:
Demand	177,067	181,642
Savings	100,277	95,395
Time	219,715	188,221

Total Deposits	603,267	567,554
Securities sold under agreements to repurchase and overnight borrowings	39,100	47,069
Federal Home Loan Bank advances	71,315	67,121
Notes payable	115	134
Subordinated Debentures	10,310	0
Accrued interest payable and other liabilities	9,164	8,878

Total Liabilities	733,271	690,756

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common stock, no par value, 10,000,000 shares authorized;
5,322,137 and 5,642,304 shares issued and outstanding in 2004 and 2003	$ 64,713	$ 75,591
Retained earnings	7,816	9,187
Accumulated other comprehensive income	335	966

Total Shareholders' Equity	72,864	85,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$806,135	$776,500

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands of Dollars, Except for Per Share Data)

	Year Ended December 31,
Interest Income:	2004	2003	2002
Loans, including fees	$ 41,350	$ 40,989	$ 45,387
Securities:
Taxable	1,655	1,818	2,310
Exempt from federal income tax	951	1,035	1,138
Short term investments	136	387	413

Total Interest Income	44,092	44,229	49,248

Interest Expense:
Deposits	7,453	8,533	12,004
FHLB Advances, notes payable and subordinated debentures	3,968	3,825	3,835
Other	289	240	422

Total Interest Expense	11,710	12,598	16,261

Net Interest Income	32,382	31,631	32,987
Provision for loan losses	(425)	550	1,170

Net Interest Income after Provision for Loan Losses	32,808	31,081	31,817

Non-Interest Income:
Service charges on deposit accounts	2,813	2,534	2,419
Gain on sale of mortgage loans	2,663	8,560	5,879
Mortgage servicing, net of amortization	(55)	(1,100)	(709)
Trust fees	0	0	108
Gain on sale of securities	54	390	17
Courier and cash delivery services	1,072	736	564
Real estate appraisal services	604	912	857
Commissions on real estate sales	945	940	816
Title insurance fees	618	1,104	726
Other	1,337	1,802	1,456

Total Non-Interest Income	10,051	15,878	12,133
Non-Interest Expense:
Salaries and employee benefits	15,718	16,198	14,247
Occupancy and equipment	3,866	3,725	3,672
Amortization of intangibles	302	336	362
Michigan single business tax	472	175	174
Outside professional services	1,598	1,995	1,559
Advertising and promotions	497	787	522
Other	5,908	5,679	5,701

Total Non-Interest Expense	28,361	28,895	26,237

Income Before Federal Income Taxes	14,497	18,064	17,713
Federal Income Taxes	4,139	6,008	5,887

NET INCOME	$ 10,358	$ 12,056	$ 11,826
Other comprehensive income:
Change in unrealized gain (loss) on securities, net of tax
and reclassification effects	(631)	(526)	426

COMPREHENSIVE INCOME	$ 9,727	$ 11,530	$ 12,252

Basic earnings per share	$ 1.83	$ 2.03	$ 1.99

Diluted earnings per share	$ 1.79	$ 1.97	$ 1.94

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In Thousands of Dollars, Except for Share and per Share Data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2002	$ 63,100	$ 8,260	1,066	$ 72,426
Net income for 2002		11,826		11,826
Cash dividends - $.64 per share		(3,857)		(3,857)
5% stock dividend - 255,595 shares	(6,474)	(6,474)
Issuance of 37,331 shares of common stock
through exercise of stock options	566			566
Issuance of 54,764 shares of common stock
through the dividend reinvestment plan	1,210			1,210
Issuance of 10,434 shares of common stock
from supplemental shareholder investments	235			235
Purchase of 122,710 shares of stock	(2,963)			(2,963)
Issuance of 13,533 shares of common stock	312			312
Net change in unrealized appreciation on
securities available for sale, net of tax of $229			426	426

BALANCES AT DECEMBER 31, 2002	68,934	9,755	1,492	80,181

Net income for 2003		12,056		12,056
Cash dividends - $.71 per share		(4,254)		(4,254)
5% stock dividend -268,635 shares	8,370	(8,370)
Issuance of 122,733 shares of common stock
through exercise of stock options	2,060			2,060
Issuance of 37,817 shares of common stock
through the dividend reinvestment plan	1,137			1,137
Issuance of 6,858 shares of common stock
from supplemental shareholder investments	209			209
Purchase of 176,100 shares of stock	(5,551)			(5,551)
Issuance of 14,261 shares of common stock	432			432
Net change in unrealized appreciation on
securities available for sale, net of tax of $276			(526)	(526)

BALANCES AT DECEMBER 31, 2003	75,591	9,187	966	85,744

Net income for 2004		10,358		10,358
Cash dividends - $.79 per share		(4,409)		(4,409)
5% stock dividend - 252,935 shares	7,320	(7,320)
Issuance of 72,248 shares of common stock
through exercise of stock options	1,291			1,291
Issuance of 41,104 shares of common stock
through the dividend reinvestment plan	1,140			1,140
Issuance of 5,967 shares of common stock
from supplemental shareholder investments	168			168
Purchase of 706,700 shares of stock	(21,195)			(21,195)
Issuance of 14,279 shares of common stock	398			398
Net change in unrealized appreciation on
securities available for sale, net of tax of $348			(631)	(631)

BALANCES AT DECEMBER 31, 2004	$ 64,713	$ 7,816	$ 335	$ 72,864

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS
(In Thousands of Dollars)

	Year Ended December 31,
OPERATING ACTIVITIES	2004	2003	2002
Net income	$ 10,358	$ 12,056	$ 11,826
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	(425)	550	1,170
Depreciation of premises and equipment	1,954	1,682	1,534
Net amortization of security premiums/discounts	203	645	374
Gain on sale of securities	(54)	(390)	(17)
Amortization and impairment of intangibles	718	336	362
Gain on sale of mortgage loans	(2,663)	(8,560)	(5,879)
Proceeds from sales of mortgage loans	119,401	375,588	270,864
Loans originated for sale	(114,547)	(361,525)	(268,926)
Deferred federal income tax benefit	384	(42)	109
(Increase) decrease in accrued interest receivable and other assets	(1,548)	236	(904)
Increase (decrease) in accrued interest payable and other liabilities	286	(2,609)	901

NET CASH FROM OPERATING ACTIVITIES	14,067	17,967	11,414

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	227	1,149	530
Proceeds from maturities and calls of securities available for sale	36,164	32,916	49,446
Purchase of securities available for sale	(39,263)	(42,402)	(45,784)
Purchase of Federal Home Loan Bank stock	(426)	(183)	(113)
Net increase in portfolio loans	(36,255)	(34,638)	(1,713)
Net purchases of premises and equipment	(1,509)	(2,271)	(1,424)

NET CASH FROM INVESTING ACTIVITIES	(41,062)	(45,429)	942

FINANCING ACTIVITIES
Net increase (decrease) in deposits	35,713	(9,355)	15,770
Net increase (decrease) in securities sold under agreements to
repurchase and overnight borrowings	(7,969)	16,711	(1,865)
Retirement of notes payable and other borrowings	(11,019)	(17)	(2,717)
Proceeds from Federal Home Loan Bank borrowings	7,000	3,000	3,500
Retirement of Federal Home Loan Bank borrowings	(2,806)	(4,312)	(7,814)
Proceeds from subordinated debentures and other borrowings	21,310	0	0
Cash dividends and cash paid in lieu of fractional shares on
stock dividend	(4,409)	(4,254)	(3,857)
Purchase of common stock	(21,195)	(5,551)	(2,963)
Net proceeds from issuance of common stock	2,997	3,838	2,323

NET CASH FROM FINANCING ACTIVITIES	19,622	60	2,377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,373)	(27,402)	14,733
Cash and cash equivalents at beginning of year	33,145	60,547	45,814

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 25,772	$ 33,145	$ 60,547

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 13,412	$ 13,196	$ 16,744
Income taxes	$ 3,975	$ 6,250	$ 5,433

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Firstbank Corporation (the “Company”) is a bank holding company. Each subsidiary bank of the Company is a full service community bank. The subsidiary banks offer all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, agricultural, real estate, personal, home improvement, automobile and other installment and consumer loans. The consolidated assets of the Company, of $806 million as of December 31, 2004, primarily represent commercial and retail banking activity. Mortgage loans serviced for others of $472 million, as of December 31, 2004, are not included in the Company’s consolidated balance sheet.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, Firstbank – Alma; Firstbank (Mt. Pleasant); Firstbank – West Branch; Firstbank – Lakeview; and Firstbank – St. Johns (the “Banks”); 1st Armored, Incorporated; Gladwin Land Company, Incorporated; 1st Title, Incorporated; and C.A. Hanes Realty, Incorporated, after elimination of inter-company accounts and transactions. These subsidiaries are wholly owned, except C.A. Hanes Realty, which has a 45% minority interest. During 2001, each of the Company’s five banks formed its own Mortgage Company. The operating results of these mortgage companies are consolidated into each Bank’s financial statements. During 2004 the Company formed a special purpose trust, Firstbank Capital Trust I, for the sole purpose of issuing variable interest trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

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

Certain Significant Estimates: The primary estimates incorporated into the Company’s financial statements, which are susceptible to change in the near term, include the allowance for loan losses, the determination of the fair value of certain financial instruments, determination of state and federal tax liabilities, and the valuation of mortgage servicing rights.

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

Securities Available for Sale: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rate, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities: Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage serving rights is netted against loan servicing fee income.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. The Company generally locks in its sale price to the purchaser of the loan at the same time it makes a rate commitment to the borrower.

Loans: Loans receivable, for which management has the intent and ability to hold for the foreseeable future or payoff are reported at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, unamortized premiums or discounts. Loan origination fees and certain origination costs are capitalized and recognized as an adjustment to yield of the related loan. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. Interest income on mortgage and commercial loans is discontinued at the time the loan becomes 90 days delinquent unless the credit is well secured and in process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. In all cases loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received, for loans placed on nonaccrual status, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Loans are reviewed on an ongoing basis for impairment. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the fair value of collateral, if the loan is collateral dependent. Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause an increase in the allowance for loan losses such increase is reported as provision for loan loss. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Smaller balance homogeneous loans such as residential first mortgage loans secured by one to four family residences, residential construction, automobile, home equity and second mortgage loans, are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates the underlying ability of the borrower’s business activity is not sufficient to generate adequate cash flow to service the business’ cash needs, including the Company’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial loans are rated on a scale of 1 to 8, with grades 1 to 4 being pass grades, 5 being special attention or watch, 6 substandard, 7 doubtful, and 8 loss. Loans graded 5, 6, 7, and 8 are considered for impairment. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment: Premises and equipment are stated on the basis of cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, primarily by accelerated methods for income tax purposes and by the straight line method for financial reporting purposes. Buildings and related components have useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment have useful lives ranging from 3 to 7 years.

Other Real Estate: Other real estate (included as a component of other assets) includes properties acquired through either a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and is initially recorded at the fair value when acquired, establishing a new cost basis. These properties are evaluated periodically and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Long Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, a charge is taken to earnings, and the assets are written down to fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes, computed based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Stock Splits and Dividends: Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock. Fractional shares are issued or are paid in cash. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. A stock dividend of 5% was paid on December 31, 2004, to shareholders of record as of December 17, 2004. A stock dividend of 5% was paid on December 31, 2003, to shareholders of record as of December 18, 2003. A stock dividend of 5% was paid on December 31, 2002, to shareholders of record as of December 18, 2002.

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

	2004	2003	2002
Net income as reported	$ 10,358,000	$ 12,056,000	$ 11,826,000
Deduct stock-based compensation expense determined
under fair value based method	183,000	135,000	134,000

Pro forma net income	$ 10,175,000	$ 11,921,000	$ 11,692,000

Basic earnings per share as reported	$1.83	$2.03	1.99
Pro forma basic earnings per share	$1.80	$2.01	1.97

Diluted earnings per share as reported	$1.79	$1.97	1.94
Pro forma diluted earnings per share	$1.76	$1.95	1.92

The pro forma effects are computed using option pricing models and using the following weighted-average assumptions as of grant date.

	2004		2003		2002
Risk-free interest rate	4.20%		4.04%		4.55%
Expected option life	7 Yea	rs	7 Yea	rs	7 Yea	rs
Expected stock price volatility	23.7%		21.8%		20.9%
Dividend yield	3.0%		3.0%		3.0%

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding. Diluted earnings per share include the dilutive effect of additional common shares that may be issued under stock options. All per share amounts are restated for stock dividends and stock splits through the date of issuance of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and changes in unrealized gains and losses on securities available for sale, net of tax, which is recognized as a separate component of equity. Accumulated other comprehensive income consists of unrealized gains and losses on securities available for sale, net of tax.

Effect of Newly Issued But not Yet Effective Accounting Standards: Statement of Financial Accounting Standards No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter of or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future options grants and the calculation of the fair value of the options grated at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $186,000 during the balance of 2005, $103,000 in 2006, $57,000 in 2007, and $27,000 in 2008. There will be no significant effect on financial position as total equity will not change.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect on results of operations and financial position of the Company will depend on the effect of future loan purchases and/or acquisitions and therefore cannot be quantified at this time.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate in Note V. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassification: Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Adoption of New Accounting Standards: During 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and SEC Staff Accounting Bulletin: NO. 105, Application of Accounting Principles to Loan Commitments. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

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

NOTE B – ACQUISITIONS/DIVESTURES

There are no acquisitions or divestures for 2002, 2003 or 2004.

NOTE C – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company’s subsidiary banks are required to maintain average reserve balances in the form of cash and non-interest bearing balances due from the Federal Reserve Bank. The average reserve balances required to be maintained at December 31, 2004 and 2003 were $4,151,000 and $3,269,000, respectively. These balances do not earn interest.

NOTE D – SECURITIES

The fair value of securities available for sale was as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In Thousands of Dollars)
Securities Available for Sale: December 31, 2004: U.S. governmental agency	$37,399	$ 13	$(198)
States and political subdivisions	30,581	731	(66)
Collateralized Mortgage Obligations	3,021	35	(21)
Equity	1,474	14	(0)

Total	$72,475	$ 793	$(285)

December 31, 2003:
U.S. governmental agency	$40,073	$ 286	$(11)
States and political subdivisions	29,404	1,212	(1)
Equity	1,254	0	0

Total	$70,731	$1,498	$(12)

Securities with unrealized losses at year end 2004 and 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities December 31, 2004 US Government Agencies	$3,978	$(14)	$28,931	$(184)	$32,909	$(198)
States and Political Subdivisions	0	0	6,554	(66)	6,554	(66)
Collateralized Mortgage Obligations	0	0	2,201	(21)	2,201	(21)
Equity	3	0	0	0	0	3

Total Temporarily Impaired	$3,981	$(14)	$37,686	$(271)	$41,667	$(285)

December 31, 2003
US Government Agencies	$3,144	$(3)	$ 5,993	$ (8)	$ 9,137	$(11)
States and Political Subdivisions	686	(1)	0	0	686	(1)

Total Temporarily Impaired	$3,830	$(4)	$ 5,993	$ (8)	$ 9,823	$(12)

Unrealized losses on securities shown in the previous table have not been recognized into income because the issuers bonds are of high credit quality, management has the intent and ability to hold these bonds for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach their maturity, or interest rate reset dates.

Gross realized gains (losses) on sales and calls of securities were:

	(In Thousands of Dollars)
	2004	2003	2002
Gross realized gains	$54	$390	$ 30
Gross realized losses	0	0	(13)

Net realized gains (losses)	$54	$390	$ 17

The fair value of securities at December 31, 2004, by stated maturity, is shown below. Actual maturities may differ from stated maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value (In Thousands of Dollars)
Due in one year or less	$13,745
Due after one year through five years	42,429
Due after five years through ten years	8,596
Due after ten years	6,231

Total	71,001
Equity securities	1,474

Total securities	$72,475

At December 31, 2004 and 2003, securities with a carrying value approximating $56,427,000 and $59,510,000 were pledged to secure public trust deposits, securities sold under agreements to repurchase and for such other purposes as required or permitted by law.

NOTE E – SECONDARY MORTGAGE MARKET ACTIVITIES

Loans serviced for others, which are not reported as assets, total $472,067,000 at December 31, 2004, and $464,400,000 at December 31, 2003.

Activity for capitalized mortgage servicing rights was as follows:

	(In Thousands of Dollars)
	2004	2003
Servicing rights: Beginning of year	$ 2,537	$ 2,062
Additions	885	2,713
Amortized to expense	(1,232)	(2,233)
Valuation Impairment	(2)	(5)

End of year	$ 2,188	$ 2,537

Management has determined that a valuation allowance of $6,137 is necessary at December 31, 2004. A valuation allowance of $4,533 was required at December 31, 2003.

NOTE F – LOANS

        Loans at year end were as follows:

	(In Thousands of Dollars)
	2004	2003
Commercial	$110,508	$112,384
Mortgage Loans on Real Estate:
Residential	231,341	204,844
Commercial	225,372	203,080
Construction	47,920	55,160
Consumer	54,485	57,541
Credit Card	1,830	2,587

Subtotal	671,456	635,596
Less:
Allowance for loan losses	10,581	11,627
Net deferred loan costs	369	143

Loans, net	$660,506	$623,826

Activity in the allowance for loan losses was as follows:

	(In Thousands of Dollars)
	2004	2003	2002
Beginning balance	$ 11,627	$ 11,536	$ 11,038
Provision for loan losses	(425)	550	1,170
Loans charged off	(930)	(778)	(1,035)
	309	319	363

Ending balance	$ 10,581	$ 11,627	$ 11,536

Impaired loans were as follows:

	(In Thousands of Dollars)
	2004	2003
Year end loans with no allocated allowance for loan losses	$ 170	$1,879
Year end loans with allocated allowance for loan losses	1,262	1,544

Total	$1,432	$3,423

Amount of the allowance for loan losses allocated	$ 610	$ 843

	(In Thousands of Dollars)
	2004	2003	2002
Nonaccrual loans at year end	$1,456	$ 834	$ 630
Loans past due over 90 days still on accrual at year end	408	581	3,130
Average of impaired loans during the year	1,605	3,522	4,754
Interest income recognized during impairment	31	168	283
Cash-basis interest income recognized	5	30	32

Approximately $37,051,000 and $37,146,000 of commercial loans were pledged to the Federal Reserve Bank of Chicago at December 31, 2004 and 2003 to secure potential overnight borrowings.

NOTE G – PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

	(In Thousands of Dollars)
	2004	2003
Land	$ 3,989	$ 3,995
Buildings	16,105	16,089
Furniture, fixtures and equipment	14,409	13,892

Total	34,503	33,976
Less:
Accumulated depreciation	(16,845)	(15,873)

Total	$ 17,658	$ 18,103

Rent expense was $252,000 for 2004, $194,000 for 2003, and $173,000 for 2002. Rental commitments for the next five years under non-cancelable operating leases were as follows (before considering renewal options that generally are present):

(In Thousands of Dollars)
2005	$190
2006	188
2007	174
2008	171
2009	132

Total	$855

NOTE H – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the year is as follows:

(In Thousands of Dollars)
Balance at January 1, 2004	$ 4,880
Impairment write down	(415)
Goodwill from acquisitions during the year	0

Balance at December 31, 2004	$ 4,465

In the fourth quarter of 2004, the company determined that goodwill at its Gladwin Land Company and CA Hanes Realty, Inc. subsidiaries was impaired. The Company uses a discounted future cash flow model to evaluate the goodwill of its non banking subsidiaries. Under the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the $314,000 of goodwill at Gladwin Land was determined to be fully impaired, and was written off in its entirety. The $376,000 of goodwill at CA Hanes Realty, Inc. was determined to be partially impaired and written down by $101,000 to a remaining value of $275,000.

Acquired Intangible Assets

Acquired intangible assets at year end were as follows:

	(In Thousands of Dollars)
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium resulting from
branch acquisitions	$4,740	$2,352	$4,740	$2,053
Other customer relationship intangibles	20	13	20	9

Total	$4,760	$2,365	$4,760	$2,062

Aggregate amortization expense was $303,000, $336,000, and $362,000 for 2004, 2003, and 2002, respectively.

Estimated amortization expense for each of the next five years:

(In Thousands of Dollars)
2005	$301
2006	300
2007	298
2008	297
2009	293

NOTE I – FEDERAL INCOME TAXES

Federal income taxes consist of the following:

	(In Thousands of Dollars)
	2004	2003	2002
Current expense	$3,755	$ 6,050	$5,778
Deferred expense (benefit)	384	(42)	109

Total	$4,139	$ 6,008	$5,887

A reconciliation of the difference between federal income tax expense and the amount computed by applying the federal statutory tax rate of 35% in 2004, 2003 and 2002 is as follows:

	(In Thousands of Dollars)
	2004	2003	2002
Tax at statutory rate	$ 5,074	$ 6,322	$ 6,200
Adjustment of federal tax contingent liability	(529)	0	0
Effect of tax-exempt interest	(329)	(365)	(374)
Other	(77)	51	61

Federal income taxes	$ 4,139	$ 6,008	$ 5,887

Effective tax rate	29%	33%	33%

The federal tax accrual was reduced in the fourth quarter of the 2004 to reflect managements current estimate of contingent tax liabilities.

The components of deferred tax assets and liabilities consist of the following at December 31st year end:

	(In Thousands of Dollars)
	2004	2003
Deferred tax assets:
Allowance for loan losses	$ 3,703	$ 4,069
Deferred compensation	1,123	1,048
Other	43	325

Total deferred tax assets	5,069	5,442

Deferred tax liabilities:
Fixed assets	(1,482)	(1,450)
Mortgage servicing rights	(768)	(890)
Purchase accounting adjustment	(313)	(357)
Unrealized gain on securities available for sale	(208)	(520)
Other	(406)	(262)

Total deferred tax liabilities	(3,177)	(3,479)

Net deferred tax assets	$ 1,892	$ 1,963

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance is required at December 31, 2004 or 2003.

Deferred tax assets at December 31, 2004 and 2003 are included in other assets in the accompanying consolidated balance sheets.

NOTE J – DEPOSITS

Time deposits of $100,000 or more were $68,922,000 and $38,924,000 at year end 2004 and 2003. In 2004, the Company began to use brokered CDs as an avenue for funding. There were $15.3 million of brokered CDs included in time deposits of $100,000 or more.

Scheduled maturities of time deposits at December 31, 2004 were as follows:

Year	(In Thousands of Dollars) Amount
2005	$138,526
2006	33,468
2007	25,534
2008	10,062
2009	11,986
2010 and after	139

Total	$219,715

NOTE K – BORROWINGS

Information relating to securities sold under agreements to repurchase is as follows:

	(In Thousands of Dollars)
	2004	2003
At December 31: Outstanding Balance	$28,850	$24,769
Average Interest Rate	1.10%	.65%
Daily Average for the Year:
Outstanding Balance	$25,390	$26,762
Average Interest Rate	.87%	.79%
Maximum Outstanding at any Month End	$30,993	$32,780

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

The Company had overnight borrowings of $10,250,000 at December 31, 2004. There were $22,300,000 overnight borrowings at December 31, 2003.

The Company established a line of credit agreement with LaSalle Bank, Chicago, Illinois on June 30, 2003 at a variable interest rate chosen by the Company of either, LaSalle Bank’s prime commercial borrowing rate, or LIBOR plus 2.25%. This agreement allows for a revolving line of credit up to an aggregate principal amount of $25,000,000. The collateral for this agreement consists of all outstanding capital stock of Firstbank – Alma, Firstbank (Mt. Pleasant) and Firstbank – West Branch. At December 31, 2003, there was no outstanding balance. In 2004, the Company accessed $11 million of the LaSalle Bank line of credit as temporary funding for its self tender offer. Those funds were repaid in October when the Company issued variable interest subordinated debt for long term funding.

Firstbank – Alma has notes payable with a total balance of $115,000 and $134,000 at December 31, 2004 and 2003. These notes mature on January 1, 2010 and were part of the consideration paid for a subsidiary, which has since been sold.

NOTE L – FEDERAL HOME LOAN BANK ADVANCES

Long term borrowings have been secured from the Federal Home Loan Bank to fund the Company’s loan growth. At year end, advances from the Federal Home Loan Bank were as follows:

	(In Thousands of Dollars)
	2004	2003
Maturities February 2005 through November 2022 at
fixed rates ranging from 1.65% to 7.3%, averaging 5.21%	$71,315	$67,121

Each Federal Home Loan Bank advance is payable at its maturity date with a prepayment penalty. The advances were collateralized by $142,145,000 and $135,350,000 of first mortgage loans under a blanket lien arrangement at year end 2004 and 2003. As of December 31, 2004, the Company had $27,376,000 of additional borrowing capacity with the Federal Home Loan Bank.

Maturities of FHLB advances are as follows:

(In Thousands of Dollars)
2005	$13,202
2006	1,500
2007	8,149
2008	2,277
2009	0
2010 and after	46,187

Total	$71,315

NOTE M – SUBORDINATED DEBENTURES

A trust formed by the Company issued $10,310,000 of LIBOR plus 1.99% variable rate trust preferred securities in 2004 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, any time on or after October 18, 2009 at 100% of the principal amount of the securities. The debentures are required to be paid in full on October 18, 2034.

NOTE N – BENEFIT PLANS

The 401(k) plan, a defined contribution plan, is an IRS qualified 401(k) salary deferral plan, under which employees can direct investment in Firstbank Corporation stock. Both employee and employer contributions may be made to the plan. Due to the March 2003 ESOP termination, at year end 2003, there were no ESOP shares outstanding. During March 2003, each participant was given various options to roll-over their ESOP balance to a qualified plan, including Firstbank Corporation 401(k), or take a distribution. At that time, participants that rolled their balance into the Firstbank Corporation 401(k) plan made new investment elections. At year end 2002, there were 195,972 ESOP shares outstanding with a market value of $4,919,000. The Company’s 2004, 2003 and 2002 matching 401(k) contributions charged to expense were $410,000, $407,000, and $357,000, respectively. The percent of the Company’s matching contribution to the 401(k) is determined annually by the Board of Directors.

The Board of Directors had established the Firstbank Corporation Affiliate Deferred Compensation Plan (“Plan”). The American Jobs Creation Act of 2004, passed in October, had significant impact on the design and operation of non-qualified deferred compensation plans. As a result of these changes, future deferrals into the “Plan” were suspended effective December 31, 2004. Prior to December 31, 2004, Directors of the holding company and each affiliate bank were eligible to participate in the Plan. In addition, key management of the holding company and affiliate banks as designated by the Board of Directors were eligible to participate. The plan is a nonqualified plan as defined by the Internal Revenue Code, and as such, all contributions are invested at the recommendation of the participant and are assets of the Company. The Company recognizes a corresponding liability to each participant. The plan allowed Directors to defer their director fees and key management to defer a portion of their salaries into the Plan.

NOTE O – STOCK OPTIONS

The Firstbank Corporation Stock Option Plans of 1993 and 1997 (“Plans”), as amended, provide for the grant of 359,171 and 538,592 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 terminated April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans’ termination dates.

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

Incentive stock options may not be exercised after ten years from the grant date. In November 2001, the Board of Directors changed the ten year vesting schedule to five years with 20% of the options granted vesting each year. The new schedule was retroactive to the 1993 options. To date, the accelerated vesting schedule had no impact on compensation expense or net income as reported. However, the accelerated vesting schedule did impact pro forma net income and earnings per share for 2004, 2003 and 2002.

The following is a summary of option transactions which occurred during 2002, 2003 and 2004:

	Number Of Shares	Weighted Average Exercise Price
Outstanding - January 1, 2002	539,446	$ 14.45
Granted	56,319	$ 21.16
Exercised	(43,369)	$ 9.94
Cancelled	(21,692)	$ 19.50

Outstanding - December 31, 2002	530,704	$ 15.32
Granted	59,479	$ 28.86
Exercised	(135,365)	$ 10.44
Cancelled	(5,185)	$ 18.62

Outstanding - December 31, 2003	449,633	$ 18.23
Granted	52,369	$ 26.97
Exercised	(75,860)	$ 13.77
Cancelled	(244)	$ 15.64

Outstanding - December 31, 2004	425,898	$ 19.47

Available for Grant - December 31, 2004	72,258
Available for Exercise - December 31, 2004	278,622	$ 17.07
Available for Exercise - December 31, 2003	302,239	$ 16.30
Available for Exercise - December 31, 2002	380,518	$ 14.14

As of December 31, 2004, the range of options outstanding and exercisable was as follows.

	Outstanding			Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 7.59 - $11.44	69,145	3.0	$8.81	67,276	$8.74
$14.90 - $16.98	131,956	5.8	$15.72	105,716	$15.85
$21.16 - $22.74	113,389	5.7	$22.04	84,649	$22.28
$26.97 - $28.86	111,408	9.4	$27.97	20,981	$28.86

	425,898	6.3	$19.47	278,622	$17.07

The fair value of options granted during 2004, 2003 and 2002 is estimated using the Black-Scholes model and the following weighted average information: risk free interest rate of 4.20%, 4.04%, and 4.55%; expected life of 7 years; expected volatility of stock price of 23.7%, 21.8%, and 20.9%, and expected dividends of 3.6% in 2004 and 3.0% in 2003 and 2002. The fair values of each option granted in 2004, 2003, and 2002 were $6.40, $6.28, and $3.50, respectively. The aggregate fair value of the options granted in 2004, 2003, and 2002 were $319,048, $373,304, and $196,670, respectively.

NOTE P – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 were as follows:

(In Thousands of Dollars)
Beginning balance	$ 33,560
New loans	26,641
Repayments	(25,836)

Ending balance	$ 34,365

Deposits from principal officers, directors, and their affiliates at year end 2004 and 2003 were $10,525,000 and $11,436,000, respectively.

NOTE Q – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments with off-balance sheet risk were as follows at year end:

	(In Thousands of Dollars)
	2004		2003
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,996	$ 8,398	$30,932	$12,004
(at market rates)
Unused lines of credit and letters of
Credit	$10,196	$79,748	$14,596	$70,209
Standby Letters of Credit	$ 20	$10,896	$ 817	$11,164

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 1.93% to 10.5% and maturities ranging from 15 years to 30 years.

NOTE R – CONTINGENCIES

From time to time certain claims are made against the Company and its banking subsidiaries in the normal course of business. There were no outstanding claims considered by management to be material at December 31, 2004.

NOTE S – DIVIDEND LIMITATION OF SUBSIDIARIES

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the banks can pay to the Company. At December 31, 2004, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was $22,006,000. It is not the intent of management to have dividends paid in amounts which would reduce the capital of the banks to levels below those which are considered prudent by management and in accordance with guidelines of regulatory authorities.

NOTE T – STOCK REPURCHASE PROGRAM

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

During 2004 the Corporation repurchased 106,700 shares of its common stock for an average cost per share of $29.95 under the November 2003 repurchase plan.

On June 15, 2004, the Corporation announced a self tender offer to purchase up to 500,000 shares of its common stock, plus up to 2% of outstanding shares, at a price of $30.00 per share and suspended activity under its repurchase program. The offer to purchase shares expired on July 30, 2004 with the tender offer over subscribed. On August 5, 2004, the Corporation accepted 600,000 shares of those tendered for a total cost of $18.0 million.

The Corporation has remaining authority to repurchase up to $6,546,888 in shares under the November 2003 repurchase plan.

NOTE U – CAPITAL ADEQUACY

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

At year end 2004 and 2003, the most recent regulatory notifications categorize the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed that classification.

Actual and required capital amounts at year end (in Thousands of Dollars) and ratios are presented below:

	Actual		Minimum Required For Capital Adequacy Purposes		to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004 Total Capital to Risk Weighted Assets
Consolidated	83,777	12.85%	52,142	8.00%	65,177	10.00%
Firstbank - Alma	21,455	11.76	14,596	8.00	18,246	10.00
Firstbank - Mt. Pleasant	17,498	11.22	12,474	8.00	15,593	10.00
Firstbank - West Branch	18,934	11.41	13,273	8.00	16,591	10.00
Firstbank - Lakeview	11,638	12.67	7,346	8.00	9,182	10.00
Firstbank - St. Johns	5,242	11.10	3,777	8.00	4,722	10.00

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	75,702	11.61%	26,071	4.00%	39,106	6.00%
Firstbank - Alma	19,162	10.50	7,298	4.00	10,947	6.00
Firstbank - Mt. Pleasant	15,545	9.97	6,237	4.00	9,356	6.00
Firstbank - West Branch	16,852	10.16	6,637	4.00	9,955	6.00
Firstbank - Lakeview	10,484	11.42	3,673	4.00	5,509	6.00
Firstbank - St. Johns	4,649	9.85	1,889	4.00	2,833	6.00

Tier 1 (Core) Capital to Average Assets
Consolidated	75,702	9.46%	32,016	4.00%	40,020	5.00%
Firstbank - Alma	19,162	8.10	9,458	4.00	11,822	5.00
Firstbank - Mt. Pleasant	15,545	8.73	7,120	4.00	8,900	5.00
Firstbank - West Branch	16,852	7.86	8,576	4.00	10,720	5.00
Firstbank - Lakeview	10,484	9.40	4,462	4.00	5,578	5.00
Firstbank - St. Johns	4,649	8.96	2,076	4.00	2,595	5.00

2003
Total Capital to Risk Weighted Assets
Consolidated	$84,808	13.89%	$48,832	8.00%	$61,041	10.00%
Firstbank - Alma	21,459	12.32	13,932	8.00	17,415	10.00
Firstbank - Mt. Pleasant	17,306	12.18	11,363	8.00	14,203	10.00
Firstbank - West Branch	18,591	12.03	12,365	8.00	15,456	10.00
Firstbank - Lakeview	11,585	12.53	7,396	8.00	9,244	10.00
Firstbank - St. Johns	4,810	11.60	3,317	8.00	4,146	10.00

Tier 1 (Core) Capital to Risk Weighted Assets
Consolidated	$77,199	12.65%	$24,416	4.00%	$36,624	6.00%
Firstbank - Alma	19,261	11.06	6,966	4.00	10,449	6.00
Firstbank - Mt. Pleasant	15,522	10.93	5,681	4.00	8,522	6.00
Firstbank - West Branch	16,648	10.77	6,182	4.00	9,273	6.00
Firstbank - Lakeview	10,422	11.27	3,698	4.00	5,547	6.00
Firstbank - St. Johns	4,289	10.34	1,658	4.00	2,488	6.00

Tier 1 (Core) Capital to Average Assets
Consolidated	$77,199	10.11%	$30,529	4.00%	$38,161	5.00%
Firstbank - Alma	19,261	8.00	9,631	4.00	12,038	5.00
Firstbank - Mt. Pleasant	15,522	9.51	6,530	4.00	8,163	5.00
Firstbank - West Branch	16,648	8.59	7,749	4.00	9,686	5.00
Firstbank - Lakeview	10,422	9.06	4,599	4.00	5,749	5.00
Firstbank - St. Johns	4,289	9.79	1,752	4.00	2,191	5.00

NOTE V – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	(In Thousands of Dollars)
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$ 25,772	$ 25,772	$ 33,145	$ 33,145
Securities available for sale	72,475	72,475	70,731	70,731
Federal Home Loan Bank stock	5,355	5,355	4,929	4,929
Loans held for sale	1,969	1,969	4,160	4,160
Loans, net	660,506	639,243	623,826	623,162
Accrued interest receivable	2,675	2,675	2,598	2,598
Financial Liabilities:
Deposits	(603,267)	(602,358)	(567,554)	(570,424)
Securities sold under agreements to
repurchase and overnight borrowings	(39,100)	(39,100)	(47,069)	(47,069)
Federal Home Loan Bank advances	(71,315)	(73,240)	(67,121)	(71,120)
Notes payable and Subordinated Debentures	(10,425)	(10,419)	(134)	(156)
Accrued interest payable	(846)	(846)	(625)	(625)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at December 31, 2004 and 2003.

NOTE W – BASIC AND DILUTED EARNINGS PER SHARE

	Year Ended December 31
	2004	2003	2002
(In Thousands, Except per Share Data) Basic Earnings per Share
Net income	$10,358	$12,056	$11,826
Weighted average common shares outstanding	5,652	5,942	5,952
Basic earnings per share	$ 1.83	$ 2.03	$ 1.99

Diluted Earnings per Share
Net income	$10,358	$12,056	$11,826
Weighted average common shares outstanding	5,652	5,942	5,952
Add dilutive effects of assumed exercises of options	128	160	138

Weighted average common and dilutive potential
Common shares outstanding	5,781	6,102	6,090

Diluted earnings per share	$ 1.79	$ 1.97	$ 1.94

Stock options for 59,039, 59,039, and 145,529 shares of common stock were not considered in computing diluted earnings per share for 2004, 2003, and 2002 because they were anti-dilutive.

NOTE X – FIRSTBANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION (In Thousands of Dollars)

CONDENSED BALANCE SHEETS

Years Ended December 31st

	2004	2003
ASSETS Cash and cash equivalents	$ 4,071	$ 6,727
Commercial loans	465	549
Investment in and advances to banking subsidiaries	70,338	71,014
Other assets	12,452	11,021

Total Assets	$87,326	$89,311

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$ 4,152	$ 3,567
Subordinated Debentures	10,310	0
Shareholders' equity	72,864	85,744

Total Liabilities and Shareholders' Equity	$87,326	$89,311

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years Ended December 31st	2004	2003	2002
Dividends from banking subsidiaries	$ 11,350	$ 10,270	$ 10,478
Other income	4,663	4,835	4,080
Other expense	(6,849)	(6,239)	(5,308)

Income before income tax and undistributed subsidiary income	9,164	8,866	9,250
Income tax benefit	1,239	457	396
Equity in undistributed subsidiary income	(45)	2,733	2,180

Net income	10,358	12,056	11,826
Change in unrealized gain (loss) on securities, net of tax and
classification effects	(631)	(526)	426

Comprehensive income	$ 9,727	$ 11,530	$ 12,252

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31	2004	2003	2002
Cash flows from operating activities
Net income	$ 10,358	$ 12,056	$ 11,826
Adjustments:
Equity in undistributed subsidiary income	45	(2,733)	(2,180)
Change in other assets	(1,122)	(1,050)	(335)
Change in other liabilities	586	899	(450)

Net cash from operating activities	9,867	9,172	8,861
Cash flows from investing activities
Purchases of Securities AFS	(310)	0	0
Proceeds from sale of securities available for sale	0	0	0
Net decrease (increase) in commercial loans	84	741	10

Net cash from investing activities	(226)	741	10
Cash flows from financing activities
Proceeds from issuance of long-term debt	21,310	0	0
Payments of long-term debt	(11,000)	0	(2,700)
Proceeds from stock issuance	2,997	3,838	2,323
Purchase of common stock	(21,195)	(5,551)	(2,963)
Dividends paid and cash paid in lieu of fractional shares
on stock dividend	(4,409)	(4,255)	(3,857)

Net cash from financing activities	(12,297)	(5,968)	(7,197)

Net change in cash and cash equivalents	(2,656)	3,945	1,674
Beginning cash and cash equivalents	6,727	2,782	1,108

Ending cash and cash equivalents	$ 4,071	$ 6,727	$ 2,782

NOTE Y – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows (In Thousands of Dollars):

	2004	2003	2002
Change in unrealized holding gains and losses on available for sale securities	$(925)	$(419)	$ 674
Less reclassification adjustments for gains and losses later recognized in income	54	390	17

Net unrealized gains and losses	(979)	(809)	657
Tax effect	348	283	(231)

Other comprehensive income (loss)	$(631)	$(526)	$ 426

NOTE Z – QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands of Dollars, Except per Share Data)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Interest income	$10,829	$10,698	$11,091	$11,474	$44,092
Net interest income	8,013	7,888	8,116	8,365	32,382
Income before federal income taxes	3,966	3,778	3,934	2,819	14,497
Net income	2,681	2,565	2,657	2,455	10,358
Basic earnings per share	0.45	0.44	0.48	0.46	1.83
Diluted earnings per share	0.44	0.43	0.47	0.45	1.79

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Interest income	$11,445	11,162	10,878	10,744	44,229
Net interest income	7,956	7,885	7,858	7,932	31,631
Income before federal income taxes	4,955	5,064	4,306	3,739	18,064
Net income	3,295	3,373	2,875	2,513	12,056
Basic earnings per share	0.56	0.57	0.48	0.42	2.03
Diluted earnings per share	0.54	0.55	0.47	0.41	1.97

All per share amounts have been adjusted for stock dividends and stock splits.

FIRSTBANK CORPORATION

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank - Alma
Attorney, Goggin & Baker

Duane A. Carr
Attorney, Miel and Carr

Edward B. Grant, Ph.D., CPA
Chairman, Firstbank (Mt. Pleasant)
General Manager, Public Broadcasting, Central Michigan University

David W. Fultz
Owner, Fultz Insurance Agency
Owner, Kirtland Insurance Agency

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

David M. Brown
Vice President

David L. Miller
Vice President

Dale A. Peters
Vice President

James M. Taylor
Vice President
(retired 12/31/2004)

James E. Wheeler, II
Vice President

NON-BANK SUBSIDIARY

Gladwin Land Company

FIRSTBANK CORPORATION 311 Woodworth Avenue P. O. Box 1029 Alma, Michigan 48801 (989) 463-3131	FIRSTBANK CORPORATION OPERATIONS CENTER 308 Woodworth Avenue Alma, Michigan 48801

FIRSTBANK - ALMA

BOARD OF DIRECTORS

William E. Goggin, Chairman
Chairman, Firstbank Corporation
Attorney, Goggin & Baker
Martha A. Bamfield, D.D.S.
Dentist, Nester & Bamfield, DDS, PC
Cindy Bosley
Chief Administrative Officer, Masonic Pathways
Edward J. DeGroat, CCIM
Commercial Real Estate Operator
Paul Lux
Owner, Lux Funeral Homes, Inc.
Donald L. Pavlik
Superintendent, Alma Public Schools
David D. Roslund, CPA
Administrator, Wilcox Health Care Center
Small Business Investor and Manage

Victor V. Rozas
Physician
Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)
Saundra J. Tracy, Ph.D.
President, Alma College
James E. Wheeler, II
President & Chief Executive Officer, Firstbank - Alma
Vice President, Firstbank Corporation
OFFICERS

James E. Wheeler, II
President & Chief Executive Officer
Richard A. Barratt
Executive Vice President
Gregory A. Daniels
Vice President
Marita A. Harkness
Vice President
Gerald E. Kench
Vice President
Timothy M. Lowe
Vice President
Joan S. Welke
Vice President
Pamela K. Winters
Vice President

SUBSIDIARY

Firstbank - Alma Mortgage Company

OFFICE LOCATIONS

Alma 7455 N. Alger Road (989) 463-3134 230 Woodworth Ave. (989) 463-3137 311 Woodworth Ave. (989) 463-3131	Ashley 114 S. Sterling St. (989) 847-2394 Merrill 125 W. Saginaw St. (989) 643-7253 Riverdale/Vestaburg 9002 W. Howard City -Edmore Rd. (989) 268-5445	Auburn 4710 S. Garfield Rd. (989) 662-4459 St. Charles 102 Pine St. (989) 865-9918	Ithaca 219 E. Center St. (989) 875-4107 St. Louis 135 W. Washington Ave. (989) 681-5758

FIRSTBANK (MT. PLEASANT)

BOARD OF DIRECTORS

Edward B. Grant, Ph.D., CPA, Chairman
General Manager, Public Broadcasting, Central Michigan University

Steve K. Anderson
President & CEO, Cadillac Tire Center, Cadillac
President & CEO, Upper Lakes Tire, Gaylord
Jack D. Benson
Management Consultant
Formerly - President, Old Kent Bank of Cadillac

Ralph M. Berry
Owner, Berry Funeral Home

Glen D. Blystone, CPA
Blystone & Bailey, CPA's, PC

Kenneth C. Bovee
Partner, Keystone Property Management, Inc.

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
Executive Vice President
Mark B. Perry
Senior Vice President
Robert L. Wheeler
Senior Vice President
Cheryl Gaudard
Vice President
Daniel J. Timmins
Vice President
Roger Trudell
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

Bryon A. Bernard
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
Certified Public Accountants & Consultants

Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

Mark D. Weber, MD C.A. Hanes Realty, Incorporated
Orthopedic Surgeon
OFFICERS

Dale A. Peters
President & Chief Executive Officer

Daniel H. Grenier
Executive Vice President
Michael F. Ehinger
Vice President
Danny J. Gallagher
Vice President
Eileen S. McGregor
Vice President
Larry M. Schneider
Vice President
Mark D. Wait
Vice President
Marie A. Wilkins
Vice President

SUBSIDIARIES

1ST Armored, Incorporated
1st Title, Incorporated
C.A. Hanes Realty, Incorporated
Firstbank - West Branch Mortgage Company

OFFICE LOCATIONS

West Branch 502 W. Houghton Ave. (989) 345-7900 601 W. Houghton Ave. (989) 345-7900 2087 S. M-76 (989) 345-5050 2375 M-30 (989) 345-6210	Fairview 1979 Miller Rd. (989) 848-2243 Rose City 505 S. Bennett St. (989) 685-3909	Hale 3281 M-65 (989) 728-7566 St. Helen 1990 N. St. Helen Rd. (989) 389-1311	Higgins Lake 4522 W. Higgins Lake Dr. (989) 821-9231

FIRSTBANK - LAKEVIEW

BOARD OF DIRECTORS

Kenneth A. Rader, Chairman
Owner, Ken Rader Farms

William L. Benear
President & Chief Executive Officer, Firstbank - Lakeview
Vice President, Firstbank Corporation
Duane A. Carr
Attorney, Miel and Carr
V. Dean Floria
Sheridan Township Supervisor

Chalmer Gale Hixson, Chairman
Owner, Country Corner Supermarket
Owner, A Flair for Hair
Owner, Harry Chalmers, Inc.
Owner, Powderhorn Ranch

Gerald L. Nielsen
Owner, Nielsen's TV & Appliance
Thomas R. Sullivan
President & Chief Executive Officer, Firstbank Corporation
President & Chief Executive Office, Firstbank (Mt. Pleasant)
OFFICERS

William L. Benear
President & Chief Executive Officer

Kim D. vonKronenberger
Executive Vice President
Karen McKenzie
Vice President
Dianne Stilson
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

David M. Brown
President & Chief Executive Officer
(effective 1/1/2005)

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
President & Chief Executive Officer, Firstbank (Mt. Pleasant)

James M. Taylor
President & Chief Executive Officer, Firstbank - St. Johns
Vice President, Firstbank Corporation
(retired 12/31/2004)

OFFICERS

James M. Taylor
President & Chief Executive Officer
(retired 12/31/2004)

David M. Brown
President & Chief Executive Officer
(effective 1/1/2005)

Craig A. Bishop
Vice President
Lawrence Kruger
Vice President
Peggy Underwood
Vice President

SUBSIDIARY

Firstbank - St. Johns Mortgage Company

OFFICE LOCATIONS

St. Johns 201 N. Clinton Ave. (989) 227-8383 1501 Glastonbury Dr. (989)227-6995

BUSINESS OF THE COMPANY

Firstbank Corporation (the “Company”) is a bank holding company. As of December 31, 2004, the Company’s subsidiaries are Firstbank – Alma; Firstbank (Mt. Pleasant); Firstbank – West Branch; Firstbank – Lakeview; Firstbank – St. Johns; 1st Armored, Incorporated; Gladwin Land Company; 1st Title, Incorporated;, and C.A. Hanes Realty, Incorporated. As of December 31, 2004, the Company and its subsidiaries employed 365 people on a full-time equivalent basis.

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

The principal sources of revenues for the Company and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 76% of total revenues in 2004, 68% in 2003, and 74% in 2002. Non-interest revenue accounted for approximately 19% of total revenue in 2004, 27% in 2003, and 20% in 2002. Interest on securities accounted for approximately 5% of total revenue in each of 2004, 2003, and 2002.

CORPORATE INFORMATION

Annual Meeting:
The annual meeting of shareholders will be held on
Monday, April 25, 2005, 4:30 p.m., Heritage Center,
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

Howe Barnes Investments, Inc.
(800) 800-4693

Oppenheimer & Co.
(800) 863-5434

Ryan Beck & Co., Inc.
(973) 549-4000

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

EXHIBIT 21

FIRSTBANK CORPORATION SUBSIDIARIES

NAME

Firstbank - Alma

Firstbank (Mt. Pleasant)

Firstbank - West Branch

Firstbank - Lakeview

Firstbank - St. Johns

Gladwin Land Company

1st Armored, Inc.

1st Title, Inc.

C.A. Hanes Realty, Inc.

Firstbank - Alma Mortgage Company

Firstbank (Mt. Pleasant) Mortgage
Company

Firstbank - West Branch Mortgage
Company

Firstbank - Lakeview Mortgage
Company

Firstbank - St. Johns Mortgage Company	STATE OF INCORPORATION Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan Michigan	OWNERSHIP

100%

100%

100%

100%

100%

100%

100% by Firstbank - West
Branch

100% by Firstbank - West
Branch

55% by Firstbank - West
Branch

100% by Firstbank - Alma

100% by Firstbank
(Mt. Pleasant)

100% by Firstbank - West
Branch

100% by Firstbank - Lakeview

100% by Firstbank -
St. Johns

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Firstbank Corporation on Form S-8 (File Nos. 333-97011, 333-60190, 333-95427, 333-53957) and Form S-3 (File Nos. 333-84286, 333-15131) of our reports dated February 25, 2005 with respect to the consolidated financial statements of Firstbank Corporation, and management’s assessment of internal control over financial reporting and the effectiveness of internal control over financing reporting, which reports are included in the 2004 Annual Report on Form 10-K of Firstbank Corporation.

/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 9, 2005

EXHIBIT 31.1

CERTIFICATIONS

I, Thomas R. Sullivan, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Firstbank Corporation.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 11, 2005

/s/ Thomas R. Sullivan Thomas R. Sullivan Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Samuel G. Stone, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Firstbank Corporation.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 11, 2005

/s/ Samuel G. Stone Samuel G. Stone Chief Financial Officer

Exhibit 32.1

        Each of Thomas R. Sullivan, Chief Executive Officer, and Samuel G. Stone, Chief Financial Officer, of Firstbank Corporation., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: March 11, 2005

/s/ Thomas R. Sullivan Thomas R. Sullian Chief Executive Officer /s/ Samuel G. Stone Samuel G. Stone Chief Financial Officer

EXHIBIT 99

Firstbank Corporation 401(k) PlanPerformance
Table*

FUND	VALUE AS OF 12/31/2000	VALUE AS OF 12/31/2001	VALUE AS OF 12/31/2002	VALUE AS OF 12/31/2003	VALUE AS OF 12/31/2004
ABN AMRO Income Plus Fund	5.84%	5.72%	5.30%	4.38%	3.93%
	$ 1,058.00	$ 1,119.00	$ 1,178.00	$ 1,230.00	$ 1,278.00
PIMCO Total Return (A)	11.56%	8.99%	9.69%	5.08%	4.60%
	$ 1,116.00	$ 1,216.00	$ 1,334.00	$ 1,402.00	$ 1,466.00
ABN AMRO/Chicago Capital Balanced	5.47%	-6.14%	-10.04%	15.78%	5.12%
Fund	$ 1,055.00	$ 990.00	$ 891.00	$ 1,032.00	$ 1,085.00
ABN AMRO S&P 500 Index Fund	-8.94%	-11.93%	-22.03%	28.33%	10.63%
	$ 911.00	$ 802.00	$ 625.00	$ 802.00	$ 887.00
Washington Mutual Investors Fund	9.06%	1.51%	-14.85%	25.83%	9.92%
	$ 1,091.00	$ 1,107.00	$ 943.00	$ 1,187.00	$ 1,305.00
SSR Aurora Fund (A)	37.02%	15.83%	-19.79%	49.73%	14.95%
	$ 1,370.00	$ 1,587.00	$ 1,273.00	$ 1,906.00	$ 2,191.00
ABN AMRO Chicago Capital Growth	2.10%	-13.13%	-19.37%	21.58%	5.50%
Fund	$ 1,021.00	$ 887.00	$ 715.00	$ 869.00	$ 917.00
ABN AMRO/Veredus Aggressive Growth	-30.18%	-13.16%	-43.91%	44.48%	20.69%
Fund	$ 698.00	$ 606.00	$ 340.00	$ 491.00	$ 593.00
First Eagle Overseas Fund	5.68%	5.35%	12.53%	41.41%	21.83%
	$ 1,057.00	$ 1,114.00	$ 1,254.00	$ 1,773.00	$ 2,160.00
Firstbank Stock Fund	7.88%	9.18%	42.07%	33.67%	0.39%
	$ 1,079.00	$ 1,178.00	$ 1,674.00	$ 2,238.00	$ 2,247.00

*All assume an initial investment on 1/01/2000 of $1,000.00.