Form 10-Q
period 2005-03-31
FIRSTBANK CORP
filed 2005-05-09
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

or

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________.

Commission file number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction incorporation or organization) 311 Woodworth Avenue, Alma, Michigan (Address of principal executive offices)	38-2633910 of (I.R.S. Employer Identification Number) 48801 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,327,335 shares outstanding as of April 30, 2005.

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (UNAUDITED)	Page 3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 13

Item 4	Controls and Procedures	Page 14

(a) Evaluation of Disclosure Controls and Procedures

(b) Changes in Internal Controls

PART II	OTHER INFORMATION

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	Page 15

Item 5	Other Information	Page 15

Item 6	Exhibits and Reports on Form 8-K	Page 16

SIGNATURES		Page 17

EXHIBIT INDEX		Page 20

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(Dollars in thousands) UNAUDITED

	March 31, 2005	December 31, 2004

ASSETS
Cash and due from banks	$ 21,930	$ 23,715
Short term investments	1,849	2,057

Total Cash and Cash Equivalents	23,779	25,772
Securities available for sale	77,855	72,475
Federal Home Loan Bank stock	5,412	5,355
Loans held for sale	1,786	1,969
Loans, net of allowance for loan losses of $10,127 at March 31, 2005
and $10,581 at December 31, 2004	664,774	660,506
Premises and equipment, net	17,323	17,658
Acquisition goodwill	4,465	4,465
Other intangibles	2,320	2,395
Accrued interest receivable and other assets	16,462	15,540

TOTAL ASSETS	$ 814,176	$806,135

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$ 99,424	$106,208
Interest bearing accounts:
Demand	173,542	177,067
Savings	115,234	100,277
Time	230,425	219,715

Total Deposits	618,625	603,267
Securities sold under agreements to repurchase and overnight borrowings	31,855	39,100
Federal Home Loan Bank advances	68,804	71,315
Notes Payable	95	115
Subordinated Debentures	10,310	10,310
Accrued interest and other liabilities	11,214	9,164

Total Liabilities	740,903	733,271
SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 10,000,000 shares authorized, 5,326,667 shares issued
and outstanding (5,322,137 in December 2004)	64,533	64,713
Retained earnings	8,835	7,816
Accumulated other comprehensive income/(loss)	(95)	335

Total Shareholders' Equity	73,273	72,864

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 814,176	$806,135

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2005 AND 2004
(Dollars in thousands except per share data)
UNAUDITED

Three Months Ended March 31,	2005	2004

Interest Income:
Interest and fees on loans	$10,847	$ 10,180
Securities
Taxable	458	383
Exempt from Federal Income Tax	248	242
Short term investments	40	24

Total Interest Income	11,593	10,829
Interest Expense:
Deposits	2,226	1,786
FHLB advances and other	1,099	1,030
Subordinated Debt	120	0

Total Interest Expense	3,445	2,816
Net Interest Income	8,148	8,013
Provision for loan losses	8	(191)

Net Interest Income after provision for loan losses	8,140	8,204
Noninterest Income:
Gain on sale of mortgage loans	455	784
Service charges on deposit accounts	720	649
Gain on sale of securities	12	0
Mortgage servicing, net of amortization	48	(20)
Other	978	952

Total Noninterest Income	2,213	2,365
Noninterest Expense:
Salaries and employee benefits	3,887	3,941
Occupancy and equipment	1,016	969
Amortization of intangibles	76	76
FDIC insurance premium	21	22
Michigan single business tax	59	21
Other	2,157	1,574

Total Noninterest Expense	7,216	6,603
Income before federal income taxes	3,137	3,966
Federal income taxes	1,000	1,285

NET INCOME	$ 2,137	$ 2,681

Comprehensive Income	$ 1,707	$ 2,669

Basic Earnings Per Share	$ 0.40	$ 0.45

Diluted Earnings Per Share	$ 0.39	$ 0.44

Dividends Per Share	$ 0.21	$ 0.19

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND 2004
(Dollars in thousands)
UNAUDITED

	Three months ended March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$ 2,137	$ 2,681
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	8	(191)
Depreciation of premises and equipment	487	458
Net amortization of security premiums/discounts	48	99
Gain on sale of securities	(12)
	0
Amortization of intangibles	76	76
Gain on sale of mortgage loans	(455)	(784)
Proceeds from sales of mortgage loans	20,775	33,122
Loans originated for sale	(20,137)	(30,850)
Decrease (increase) in accrued interest receivable and other assets	(701)	165
Increase in accrued interest payable and other liabilities	2,050	1,194

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,276	5,970
INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	32	301
Proceeds from maturities and calls of securities available for sale	2,490	9,179
Purchases of securities available for sale	(8,647)	(3,265)
Proceeds from the sale of property plant and equipment	0	18
Net decrease/(increase) in portfolio loans	(4,276)	(3,271)
Net purchases of premises and equipment	(152)	(304)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(10,553)	2,658
FINANCING ACTIVITIES
Net increase in deposits	15,358	9,050
Decrease in securities sold under agreements to repurchase and other	(7,245)	(19,683)
short term borrowings
Retirement of notes payable	(20)	(19)
Retirement of Federal Home Loan Bank borrowings	(2,511)	(1,509)
Proceeds from Federal Home Loan Bank borrowings	0	7,000
Cash proceeds from issuance of common stock	835	835
Purchase of common stock	(1,015)	(2,891)
Cash dividends	(1,118)	(1,119)

NET CASH USED IN FINANCING ACTIVITIES	4,284	(8,336)
INCREASE IN CASH AND CASH EQUIVALENTS	(1,993)	292
Cash and cash equivalents at beginning of period	25,772	33,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 23,779	$ 33,437

Supplemental Disclosure
Interest Paid	$ 3,161	$ 2,738
Income Taxes Paid	$ 0	$ 0

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

	March 31,
	2005	2004

Net Income as Reported	$ 2,137,000	$ 2,681,000
Deduct Stock-Based Compensation Expense Determined Under
Fair Value Based Method	47,000	31,000

Pro Forma Net Income	$ 2,090,000	2,650,000
Basic Earnings per Share as Reported	$ 0.40	$ 0.45
Pro Forma Basic Earnings per Share	$ 0.39	$ 0.44
Diluted Earnings per Share as Reported	$ 0.39	$ 0.44
Pro Forma Diluted Earnings per Share	$ 0.38	$ 0.43

NOTE D — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Nonperforming loans:
Nonaccrual loans	$ 780	$1,456
Loans 90 days or more past due	1,036	408
Renegotiated loans	0	0

Total nonperforming loans	$1,816	$1,864
Property from defaulted loans	$ 859	$ 950
Nonperforming loans as a percent of total loans*	0.23%	0.28%
Nonperforming loans plus Other Real Estate as a percent of total	0.36%	0.42%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.30%	0.35%

Analysis of the Allowance for Loan Losses

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Balance at beginning of period	$ 10,581	$ 11,627
Charge-offs	(677)	(213)
Recoveries	215	69

Net charge-offs	(462)	(144)
Provision for loan losses	8	(191)

Balance at end of period	$ 10,127	$ 11,292

Average total loans* outstanding during the period	$ 670,240	$ 642,911
Allowance for loan loss as a percent of total loans*	1.50%	1.77%
Allowance for loan loss as a percent of nonperforming loans	558%	606%
Net Charge-offs^ as a percent of average loans*	0.28%	0.09%

*All loan ratios exclude loans held for sale
^Annualized

NOTE E – BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended March 31,
(Dollars in Thousands Except for per Share Data)	2005	2004

Earnings per share
Net income	$2,137	$2,681
Weighted average common shares outstanding	5,328	5,896
Basic Earnings per Share	$ 0.40	$ 0.45

Earnings per share assuming dilution
Net income	$2,137	$2,681
Weighted average common shares outstanding	5,328	5,896
Add dilutive effect of assumed exercises of options	110	143

Weighted average common and dilutive potential common	5,438	6,039
shares outstanding
Diluted Earnings per Share	$ 0.39	$ 0.44

Stock options for 59,039 shares for the three month period of 2004, and 56,729 shares for the three month period of 2005, were not considered in computing diluted earnings per share because they were antidilutive.

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

Financial Condition

Total assets increased $8.0 million, or 1.0%, during the first three months of 2005. Cash and cash equivalents decreased $1,993,000, or 7.7%, and securities available for sale increased $5.4 million, or 7.4%. The net increase in liquid assets resulted primarily as a result of an increase in the liquidity of one of its affiliates.

Total gross loans increased $3.8 million, or 0.6%, during the first quarter of 2005. Average total loans increased 1.0% in the first quarter of 2005 compared with the fourth quarter of 2004. Residential mortgages were $9.1 million, or 3.9% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans decreased $10.0 million, or 21.0%, due to seasonal and economic factors. Consumer and credit card loans to individuals decreased by $1.8 million, or 3.3%. Commercial and commercial real estate loans were higher, increasing $6.6 million, from December 31, 2004, although they were $26.6 million, or 8.4% above the year-ago level.

Net charge-offs of loans were $461,000 in the first quarter of 2005 compared to $144,000 in the first quarter of 2004. The higher level of charge-offs in this year’s first quarter was primarily due to the charge off of a single commercial loan which had been previously identified as a problem loan and had a specific allowance allocation. The ratio of net charge-offs of loans (annualized) to average loans was 0.28% in the first quarter of 2005 compared to 0.09% in the first quarter of 2004. Even with the higher level of charge-offs in the first quarter of 2005, these measures of asset quality continue to be at favorable levels in the industry. During the first quarter of 2005, continuing favorable developments and pay downs relating to a small number of credits allowed the Company to keep its provision expense low, at $8,000 for the quarter. During the first quarter of 2004, the Company had a negative provision for loan losses of $191,000 which had resulted from a partial pay off of a single commercial loan for which a specific allocation of allowance had been established. At March 31, 2005, the allowance as a percentage of outstanding loans was 1.50% compared with 1.58% at year end 2004. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses in the portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $15.4 million or 2.5%, during the quarter. Short term borrowing of federal funds and repurchase agreements decreased $7.2 million, or 18.5%. Increases of $15.0 million, or 14.9%, in savings deposits, and $10.7 million, or 4.9% in time deposits were partially offset by seasonal decreases of $6.8 million, or 6.4%, in non-interest bearing account balances and $3.5 million, or 2.0%, in interest bearing demand deposits. For the three month period ended March 31, 2005, securities sold under agreements to repurchase and overnight borrowings decreased $7.2 million, or 18.5%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. FHLB advances and notes payable decreased $2.5 million during the quarter.

Total shareholders’ equity increased $409,000, or 0.6%, during the first three months of 2005. Net income of $2,137,000 and stock issuances of $835,000 increased shareholders’ equity, while stock repurchases of $1,015,000 and dividends of $1,118,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The book value was $13.76 per share at March 31, 2005, up from $13.74 at December 31, 2004.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2005	$76,578	$76,578	$84,703
Required Regulatory Capital	$32,341	$26,264	$52,527
Capital in Excess of Regulatory Minimums	$44,237	$50,314	$22,176
Capital Ratios at March 31, 2005	9.47%	11.66%	12.90%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

For the first quarter of 2005, net income was $2,137,000, basic earnings per share were $0.40, and diluted earnings per share were $0.39, compared to $2,669,000, $0.45, and $0.44 for the first quarter of 2004. The lower earnings level in this year’s first quarter was mainly a result a decrease of $329,000 in mortgage loan sale gains, and higher operating expenses which increased $613,000. Also affecting the comparison to last years first quarter is an increase of $199,000 in loan loss provision, which was a negative expense in 2004 due to a favorable adjustment relating to the pay down of a single commercial loan for which allowance had been allocated.

Average earning assets increased $30.8 million, or 1.2%, from the first quarter of 2004 to the same period of 2005. The yield on earning assets increased 21 basis points, to 6.27%, for the quarter ended March 31, 2005, compared to 6.06% for the quarter ended March 31, 2004. The cost of funding related liabilities also increased, rising 29 basis points when comparing the three month periods ended March 31st, from 1.55% in 2004, to 1.84% in 2005. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin declined by 10 basis points, from 4.51% in 2004 to 4.41% in 2005. The net interest margin was also affected by the Company’s capital restructuring efforts in 2004, which benefited earnings per share, but had a negative impact of approximately 0.09% on the net interest margin, as expected. Net interest income increased $135,000 to $8.1 million in the first three months of 2005 compared to the same period in 2004.

The provision for loan losses increased $199,000, when the first quarter of 2005 is compared to the first quarter of 2004. The provision for loan losses was reduced by $271,000 in the year ago first quarter because of the partial payoff of a large classified loan, discussed previously. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the first three months of 2005 increased by $319,000 to $461,000, when compared to $142,000 in the same period of 2004. The increase in this year’s charge-offs was primarily caused by the write off of a single commercial credit which had been previously identified as a problem loan and specific allowance allocated. Management believes that the analysis described above provides a consistent basis for the current provision levels.

Total non-interest income decreased $152,000, or 6.4%, when the first three months of 2005 are compared to the same period in 2004. Mortgage refinance activity that occurred in the first quarter of 2004 resulted in an unsustainably high level of mortgage gains. The first three months of 2005 saw a lower level of re-finance activity, producing mortgage gains of $455,000, a drop of $329,000, or 42.0%, compared with the same period in 2004. Mortgage servicing income increased $68,000 as a result of fewer prepayments on serviced mortgages. Service charges on deposit accounts for the three month period ended March 31, 2005 were $71,000, or 10.9%, higher than the same period of 2004.

Total non-interest expense increased $613,000, or 9.3%, when comparing the three month periods ended March 31, 2005 and 2004. Salaries and employee benefits decreased $54,000, or 1.4%, below the 2004 level. Other miscellaneous non-interest expense increased $583,000, or 37.0%, when the first three months of 2005 are compared to the same period of 2004. An increase of $88,000 in this area resulted from the Company’s non-banking subsidiaries and was more that covered by higher revenues from these operations. Audit costs increased $128,000 from the prior year as the Company completed its required internal control review to comply with the new Sarbanes-Oxley Act requirements. The remaining increase was caused by a variety of items including, conversions related technology expense for improving the Company’s internet banking service, and other technology and marketing related costs.

Federal Income tax expense decreased $285,000, or 22.2%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2004 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 12 of the Company’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, and estimating state and federal contingent tax liabilities. The Company’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 12 through 14 in the Company’s annual report to shareholders for the year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 10 and 11 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 14 and 15 in the registrant’s annual report to shareholders for the year ended December 31, 2004, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2004.

Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Company manages this risk with static GAP analysis and simulation modeling. The Corporation does not believe that there has been a material change in the nature of the Company’s primary market risk exposures, including the categories of market risk to which the Company is exposed and the particular markets that present the primary risk of loss to the Company. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 5, 2005, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2005 is as follows: “Based on our knowledge and the most recent evaluation, we believe the controls to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 25, 2003, the Company announced a repurchase plan that re-established its authorized limit for share repurchases, from that point forward, of up to $10 million of Firstbank Corporation common stock. As of December 31, 2004, the Company had repurchased 114,700 shares of its stock at an average price of $30.11 under the new authorization. There is no specific date for expiration under this authorization.

On June 15, 2004, the Corporation announced a self tender offer to purchase up to 500,000 shares of its common stock, plus up to 2% of outstanding shares, at a price of $30.00 per share ($28.57 per share after adjusting for the December 31, 2004 stock dividend) and suspended activity under its repurchase program. The offer to purchase shares expired on July 30, with the tender offer over subscribed. On August 5, 2004, the Corporation accepted 600,000 shares of those tendered for a total cost of $18.0 million.

During the first three months of 2005, the Company continued to repurchase shares of its common stock under the November 25, 2003 plan. For the three months ended March 31, 2005, the Company repurchased 37,200 shares of its common stock at an average price of $27.27 per share. Additional information on the Company’s repurchase program is available in the table below.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

January	0	-	0	$6,545,888
February	11,500	$ 28.00	11,500	$6,223,838
March	25,700	$ 26.94	25,700	$5,531,368
Total	37,200	$ 27.27	37,200	$5,531,368

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

Date: May 5, 2005 Date: May 5, 2005	FIRSTBANK CORPORATION
(Registrant)

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

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 5, 2005

/s/ Thomas R. Sullivan Thomas R. Sullivan President and Chief Executive Officer

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

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 5, 2005

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

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Firstbank Corporation.

Dated: May 5, 2005

/s/ Thomas R. Sullivan Thomas R. Sullivan President and Chief Executive Officer /s/ Samuel G. Stone Samuel G. Stone Executive Vice President and Chief Financial Officer