Form 10-Q
period 2005-06-30
FIRSTBANK CORP
filed 2005-08-09
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________.

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,356,336 shares outstanding as of July 31, 2005.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition	Page 9
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 13

Item 4.	Controls and Procedures	Page 14

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	Page 15

Item 5.	Other Information	Page 15

Item 6.	Exhibits	Page 16

SIGNATURES		Page 17

EXHIBIT INDEX		Page 18

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands)
UNAUDITED

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$ 26,541	$ 23,715

Short term investments	4,826	2,057
Total Cash and Cash Equivalents	31,367	25,772
Securities available for sale	77,803	72,475
Federal Home Loan Bank stock	5,563	5,355
Loans held for sale	1,533	1,969
Loans, net of allowance for loan losses of $10,094 at June 30, 2005
and $10,581 at December 31, 2004	675,464	660,506
Premises and equipment, net	17,126	17,658
Acquisition goodwill	4,465	4,465
Other intangibles	2,240	2,395
Accrued interest receivable and other assets	15,126	15,540

TOTAL ASSETS	$830,687	$806,135

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$109,269	$106,208
Interest bearing accounts:
Demand	160,576	177,067
Savings	131,589	100,277
Time	222,420	219,715

Total Deposits	623,854	603,267
Securities sold under agreements to repurchase and overnight borrowings	34,374	39,100
Federal Home Loan Bank advances	76,161	71,315
Notes Payable	95	115
Subordinated Debentures	10,310	10,310
Accrued interest and other liabilities	10,472	9,164

Total Liabilities	755,266	733,271
SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 5,350,816 shares issued
and outstanding (5,322,137 in December 2004)	65,155	64,713
Retained earnings	10,166	7,816
Accumulated other comprehensive income/(loss)	100	335

Total Shareholders' Equity	75,421	72,864

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$830,687	$806,135

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2005 AND 2004
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2005	2004
Interest Income:
Interest and fees on loans	$11,353	$ 10,058
Securities
Taxable	504	380
Exempt from Federal Income Tax	231	479
Short term investments	30	32

Total Interest Income	12,118	10,698
Interest Expense:
Deposits	2,617	1,815
FHLB advances and other	1,105	995
Subordinated Debt	132	0

Total Interest Expense	3,854	2,810
Net Interest Income	8,264	7,888
Provision for loan losses	73	60

Net Interest Income after provision for loan losses	8,191	7,828
Noninterest Income:
Gain on sale of mortgage loans	431	847
Service charges on deposit accounts	783	703
Gain on sale of securities	17	11
Mortgage servicing, net of amortization	30	(56)
Other	1,336	1,316

Total Noninterest Income	2,597	2,821
Noninterest Expense:
Salaries and employee benefits	3,836	3,838
Occupancy and equipment	969	923
Amortization of intangibles	75	75
FDIC insurance premium	21	21
Michigan single business tax	30	24
Other	2,163	1,990

Total Noninterest Expense	7,094	6,871
Income before federal income taxes	3,694	3,778
Federal income taxes	1,186	1,213

NET INCOME	$ 2,508	$ 2,565

Comprehensive Income	$ 2,703	$ 2,046

Basic Earnings Per Share	$ 0.47	$ 0.44

Diluted Earnings Per Share	$ 0.46	$ 0.43

Dividends Per Share	$ 0.22	$ 0.20

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2005 AND 2004
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2005	2004
Interest Income:
Interest and fees on loans	$22,200	$ 20,238
Securities
Taxable	962	763
Exempt from Federal Income Tax	479	470
Short term investments	64	56

Total Interest Income	23,705	21,527
Interest Expense:
Deposits	4,860	3,601
FHLB advances and other	2,181	2,025
Subordinated Debt	252	0

Total Interest Expense	7,293	5,626
Net Interest Income	16,412	15,901
Provision for loan losses	81	(131)

Net Interest Income after provision for loan losses	16,331	16,032
Noninterest Income:
Gain on sale of mortgage loans	886	1,631
Service charges on deposit accounts	1,503	1,352
Gain on sale of securities	29	11
Mortgage servicing, net of amortization	78	(76)
Other	2,314	2,268

Total Noninterest Income	4,810	5,186
Noninterest Expense:
Salaries and employee benefits	7,723	7,779
Occupancy and equipment	1,985	1,892
Amortization of intangibles	151	151
FDIC insurance premium	42	43
Michigan single business tax	89	45
Other	4,320	3,562

Total Noninterest Expense	14,310	13,474
Income before federal income taxes	6,831	7,744
Federal income taxes	2,186	2,498

NET INCOME	$ 4,645	$ 5,246

Comprehensive Income	$ 4,410	$ 4,715

Basic Earnings Per Share	$ 0.87	$ 0.89

Diluted Earnings Per Share	$ 0.85	$ 0.87

Dividends Per Share	$ 0.43	$ 0.39

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004
(Dollars in thousands)
UNAUDITED

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$ 4,645	$ 5,246
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	81	(131)
Depreciation of premises and equipment	976	940
Net amortization of security premiums/discounts	82	223
Gain on sale of securities	(29)	(11)
Amortization of intangibles	151	153
Gain on sale of mortgage loans	(886)	(1,631)
Proceeds from sales of mortgage loans	40,396	72,576
Loans originated for sale	(39,074)	(68,185)
Vesting of Restricted Stock	3	0
Decrease (increase) in accrued interest receivable and other assets	539	1,099
Increase in accrued interest payable and other liabilities	1,308	(239)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,192	10,040

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	66	313
Proceeds from maturities and calls of securities available for sale	7,168	20,478
Purchases of securities available for sale	(13,179)	(17,354)
Proceeds from the sale of property plant and equipment	0	(312)
Net decrease/(increase) in portfolio loans	(15,039)	(15,752)
Net purchases of premises and equipment	(444)	(760)

NET CASH USED IN INVESTING ACTIVITIES	(21,428)	(13,387)

FINANCING ACTIVITIES
Net increase in deposits	20,587	21,814
Decrease in securities sold under agreements to repurchase and other
	(4,726)	(18,186)
short term borrowings
Retirement of notes payable	(20)	(19)
Retirement of Federal Home Loan Bank borrowings	(3,354)	(1,761)
Proceeds from Federal Home Loan Bank borrowings	8,200	7,000
Cash proceeds from issuance of common stock	1,454	1,719
Purchase of common stock	(1,015)	(3,195)
Cash dividends	(2,295)	(2,293)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,831	5,079

INCREASE IN CASH AND CASH EQUIVALENTS	5,595	1,732
Cash and cash equivalents at beginning of period	25,772	33,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 31,367	$ 34,887

Supplemental Disclosure
Interest Paid	$ 7,003	$ 5,657
Income Taxes Paid	$ 1,225	$ 1,525

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income as Reported	$ 2,508,000	$ 2,565,000	$ 4,645,000	$ 5,246,000
Deduct Stock-Based Compensation Expense
Determined Under Fair Value Based Method	47,000	31,000	93,000	62,000

Pro Forma Net Income	$ 2,461,000	$ 2,534,000	$ 4,552,000	$ 5,184,000

Basic Earnings per Share as Reported	$0.47	$0.44	$0.87	$0.89
Pro Forma Basic Earnings per Share	$0.46	$0.43	$0.85	$0.88

Diluted Earnings per Share as Reported	$0.46	$0.43	$0.86	$0.87
Pro Forma Diluted Earnings per Share	$0.45	$0.42	$0.84	$0.86

NOTE B — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	June 30, 2005	December 31, 2004
Nonperforming loans:
Nonaccrual loans	$1,872	$1,456
Loans 90 days or more past due	961	408
Renegotiated loans	0	0

Total nonperforming loans	$2,833	$1,864
Property from defaulted loans	$ 277	$ 950
Nonperforming loans as a percent of total loans*	0.41%	0.28%
Nonperforming loans plus Other Real Estate as a percent of total	0.54%	0.42%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.37%	0.35%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$ 10,127	$ 11,292	$ 10,581	$ 11,627
Charge-offs	(210)	(192)	(886)	(405)
Recoveries	104	73	319	142

Net charge-offs	(106)	(119)	(568)	(263)
Provision for loan losses	73	60	81	(131)

Balance at end of period	$ 10,094	$ 11,233	$ 10,094	$ 11,233

Average total loans* outstanding during the period	$ 678,835	$ 644,715	$ 674,539	$ 643,813
Allowance for loan loss as a percent of total loans*	1.47%	1.73%	1.47%	1.73%
Allowance for loan loss as a percent
of nonperforming loans	356%	464%	356%	464%
Net Charge-offs^ as a percent of average loans*	0.06%	0.07%	0.17%	0.08%

*All loan ratios exclude loans held for sale
^Annualized

NOTE C – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except for per Share Data)

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings per share
Net income	$2,508	$2,565	$4,645	$5,246
Weighted average common shares outstanding	5,335	5,876	5,332	5,886
Basic Earnings per Share	$ 0.47	$ 0.44	$ 0.87	$ 0.89

Earnings per share assuming dilution
Net income	$2,508	$2,565	$4,645	$5,246
Weighted average common shares outstanding	5,335	5,876	5,332	5,886
Add dilutive effect of assumed exercises of options	90	117	100	127

Weighted average common and dilutive potential common	5,425	5,993	5,432	6,013
shares outstanding
Diluted Earnings per Share	$ 0.46	$ 0.43	$ 0.85	$ 0.87

Stock options for 59,039 shares for the three and six month periods of 2004, and 109,098 shares for the three and six month and periods of 2005, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE D – ACQUISITIONS

On May 12, the Corporation announced an agreement to acquire Keystone Financial Corporation (Keystone) headquartered in Kalamazoo, Michigan. Keystone is a financial services company that owns and operates Keystone Community Bank in the Kalamazoo market through its four branches. At March 31, the bank had $151 million in assets. Under the terms of the agreement, shareholders of Keystone Financial Corporation will receive one (1) share of Firstbank common stock plus $19.35 in cash for each outstanding share of Keystone Financial Corporation common stock. Based upon the closing price of Firstbank shares on May 11, 2005 of $25.15, the transaction has a value of $44.50 for each Keystone share, and an approximate aggregate value of $26,572,000. The merger is expected to be accretive to earnings per share in the first full year of operations, is expected to be completed during the fourth quarter of 2005, and is subject to approval by Keystone shareholders, regulatory approval and other customary closing conditions.

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

Financial Condition

Total assets increased $24.6 million, or 3.0%, during the first six months of 2005. Cash and cash equivalents decreased $5.6 million , or 21.7%, and securities available for sale increased $5.3 million, or 7.4%. The net increase in liquid assets was primarily the result of an increase in short term investments at one of the Corporation’s affiliates.

Total gross loans increased $14.5 million, or 2.2%, during the first six months of 2005. Average total loans were 2.3% higher in the second quarter of 2005 when compared with the fourth quarter of 2004. Residential mortgages were $12.5 million, or 5.4% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans decreased $10.1 million, or 21.1%, due to local economic factors and timing of certain construction projects. Commercial and commercial real estate loans were higher, increasing $11.4 million, or 3.4%, from December 31, 2004, and were $29.0 million, or 9.1% above the year-ago level.

Net charge-offs of loans were $568,000 in the first half of 2005 compared to $263,000 in the first half of 2004. The higher level of charge-offs in this year’s first half was primarily due to the charge off of a single commercial loan which had been previously identified as a problem loan and had a specific allowance allocation. The ratio of net charge-offs of loans (annualized) to average loans was 0.17% in the first six months of 2005 compared to 0.08% in the same period of 2004. Even with the higher level of charge-offs in the first quarter of 2005, these measures of asset quality continue to be at favorable levels in the industry. During the first half of 2005, continuing favorable developments and pay downs relating to a small number of credits allowed the Corporation to keep its provision expense low, at $81,000. During the first six months of 2004, the Corporation had a negative provision for loan losses of $131,000 which resulted from a partial pay off of a single commercial loan for which a specific allocation of allowance had been established. At June 30, 2005, the allowance as a percentage of average outstanding loans was 1.47% compared with 1.58% at year end 2004. Management continues to maintain the allowance for loan losses at a level considered appropriate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $20.6 million or 3.4%, during the first half of 2005. Increases of $31.3 million, or 31.2%, in savings deposits, $2.7 million, or 1.2% in time deposits and $3.1 million, or 2.9% in non-interest bearing demand deposits were partially offset by a decrease of $16.5 million, or 9.3%, in interest bearing demand deposits. Beginning in March, the five affiliate banks began to offer a new savings product, which resulted in a shift of approximately $27 million of deposits from other products, primarily interest bearing demand and attracted $12 million in new money. For the six month period ended June 30, 2005, securities sold under agreements to repurchase and overnight borrowings decreased $4.7 million, or 12.1%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. FHLB advances and notes payable increased $4.8 million during the quarter.

Total shareholders’ equity increased $2.6 million, or 3.5%, during the first six months of 2005. Net income of $4,645,000 and stock issuances of $1,454,000 increased shareholders’ equity, while stock repurchases of $1,015,000 and dividends of $2,295,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $14.10 at June 30, 2005, up from $13.74 at December 31, 2004.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Total Risk- Based Capital
Capital Balances at June 30, 2005	$78,637	$78,637	$86,846
Required Regulatory Capital	$32,952	$26,705	$53,410
Capital in Excess of Regulatory Minimums	$45,685	$51,932	$33,436

Capital Ratios at June 30, 2005	9.55%	11.78%	13.01%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended June 30, 2005

For the second quarter of 2005, net income was $2,508,000, basic earnings per share were $0.47, and diluted earnings per share were $0.46, compared to $2,565,000, $0.44, and $0.43 for the second quarter of 2004. The lower earnings level in this year’s second quarter was mainly a result of a decrease of $416,000 in mortgage loan sale gains, and higher operating expenses which increased $136,000.

Average earning assets increased $36.7 million, or 5.0%, from the second quarter of 2004 to the same period of 2005. The yield on earning assets increased 45 basis points, to 6.41%, for the quarter ended June 30, 2005, compared to 5.96% for the quarter ended June 30, 2004. The cost of funding related liabilities also increased, rising 47 basis points when comparing the three month periods ended June 30th, from 1.55% in 2004, to 2.02% in 2005. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin declined by 2 basis points, from 4.41% in 2004 to 4.39% in 2005. The net interest margin was also affected by the Corporation’s capital restructuring efforts in 2004, which benefited earnings per share, but had a negative impact on the net interest margin, as expected. Net interest income increased $376,000 to $8.3 million in the second three months of 2005 compared to the same period in 2004.

The provision for loan losses increased $13,000, when the second quarter of 2005 is compared to the same quarter of 2004. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank. Net charge-offs for the second quarter of 2005 decreased by $13,000 to $106,000, when compared to $119,000 in the same period of 2004.

Total non-interest income decreased $224,000, or 7.9%, when the second quarter of 2005 is compared to the same period in 2004. Mortgage refinance activity that occurred in the second quarter of 2004 resulted in an unsustainably high level of mortgage gains. The second quarter of 2005 saw a lower level of re-finance activity, producing mortgage gains of $431,000, a drop of $416,000, or 49.1%, compared with the same period in 2004. Mortgage servicing income increased $86,000 as a result of fewer prepayments on serviced mortgages. Service charges on deposit accounts for the three month period ended June 30, 2005 were $80,000, or 11.4%, higher than the same period of 2004.

Total non-interest expense increased $223,000, or 3.2%, when comparing the three month periods ended June 30, 2005 and 2004. Salaries and employee benefits were basically unchanged from the 2004 level. Other miscellaneous non-interest expense increased $179,000, or 8.9%, when the second three months of 2005 are compared to the same period of 2004. An increase of $61,000 in this area resulted from the Corporation’s non-banking subsidiaries and was offset by higher revenues from these operations.

Federal Income tax expense decreased $27,000, or 2.2%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Six Months Ended June 30, 2005

For the first six months of 2005, net income was $4,645,000, basic earnings per share were $0.87, and diluted earnings per share were $0.85, compared to $5,246,000, $0.89, and $0.87 for the same period of 2004. The lower earnings level in this year’s second quarter was mainly a result of a decrease of $745,000 in mortgage loan sale gains, and higher operating expenses which increased $836,000.

Average earning assets increased $33.8 million, or 4.4%, when the first half of 2004 is compared with the same period of 2005. The yield on earning assets increased 33 basis points, to 6.34%, for the six months ended June 30, 2005, compared to 6.01% for the six months ended June 30, 2004. The cost of funding related liabilities also increased, rising 38 basis points when comparing the periods ending June 30, from 1.56% in 2004, to 1.93% in 2005. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin declined by 5 basis points, from 4.46% in 2004 to 4.41% in 2005. The net interest margin was also affected by the Corporation’s capital restructuring efforts in 2004, which benefited earnings per share, but had a negative impact on the net interest margin, as expected. Net interest income increased $511,000 to $16.3 million in 2005 compared to the same period in 2004.

The provision for loan losses increased $212,000 when the first half of 2005 is compared to the same period of 2004. Provision expense in 2004‘s first half was a negative $131,000, which had resulted from a partial pay off of a single commercial loan for which a specific allocation of allowance had been established, compared with expense of $81,000 in 2005. Management’s quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses is described in the second quarter results discussion. Net charge-offs for the year to date period of 2005 were $567,000, compared with $263,000 in the same period of 2004. The higher level of charge offs in 2005 was primarily due to a single credit that was charged off in the first quarter of the year and had specific reserves set aside.

Total non-interest income decreased $376,000, or 7.3%, when the first half 2005 is compared to the same period in 2004. Mortgage refinance activity that occurred in the first six months of 2004 resulted in an unsustainably high level of mortgage gains. The first half of 2005 saw a lower level of re-finance activity, producing mortgage gains of $886,000, a drop of $745,000, or 45.7%, compared with the same period in 2004. Mortgage servicing income increased $154,000 as a result of fewer prepayments on serviced mortgages. Service charges on deposit accounts for the six month period ended June 30, 2005 were $151,000, or 11.2%, higher than the same period of 2004.

Total non-interest expense increased $836,000, or 6.2%, when comparing the six month periods ended June 30, 2005 and 2004. Salaries and employee benefits were down slightly from the 2004 level showing a decrease of $56,000. Other miscellaneous non-interest expense increased $758,000, or 21.3%, when the first half of 2005 is compared to the same period of 2004. An increase of $149,000 in this area resulted from the Corporation’s non-banking subsidiaries and was offset by higher revenues from these operations. Audit costs increased $170,000 from the prior year as the Corporation completed its 2004 required review of internal control to comply with the new Sarbanes-Oxley Act requirements and incurred costs relating to the current year’s testing. The remaining increase was caused by a variety of items including conversions and related technology expense for improving the Corporation’s internet banking service, and other technology and marketing related costs.

Federal Income tax expense decreased $312,000, or 12.5%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2004 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 12 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 12 through 14 in the Corporation’s annual report to shareholders for the year ended December 31, 2004.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 3, 2005, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2005 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting was held on April 25, 2005. At the meeting, two directors were elected, each for a three year term, and the shareholders approved an amendment to the Articles of Incorporations increasing the registrant’s authorized common stock from 10,000,000 to 20,000,000 shares. The votes were as follows:

Director Nominee:	Term Expires:	For:	Withheld:
Edward B. Grant	2008	4,111,971	24,285
Samuel A. Smith	2008	4,114,706	21,550

Increase in Authorized Common Stock:

For:	Against:	Abstained:
3,932,607	142,589	54,536

Item 5. Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report.

Item 6.                                        Exhibits

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

Date: August 8, 2005 Date: August 8, 2005	FIRSTBANK CORPORATION
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