Form 10-Q
period 2005-09-30
FIRSTBANK CORP
filed 2005-11-09
CIK 778972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        Common stock . . . 5,962,806 shares outstanding as of October 31, 2005.

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (UNAUDITED)	Page 3

Item 2	Management's Discussion and Analysis of Financial Condition	Page 9
and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 13

Item 4	Controls and Procedures	Page 14

PART II	OTHER INFORMATION

Item 5	Other Information	Page 16

Item 6	Exhibits	Page 16

SIGNATURES		Page 17

EXHIBIT INDEX		Page 18

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Dollars in thousands)
UNAUDITED

	September 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$24,396	$23,715
Short term investments	211	2,057

Total Cash and Cash Equivalents	24,607	25,772

Securities available for sale	73,161	72,475
Federal Home Loan Bank stock	5,563	5,355
Loans held for sale	204	1,969
Loans, net of allowance for loan losses of $10,087 at September 30, 2005
and $10,581 at December 31, 2004	707,301	660,506
Premises and equipment, net	17,191	17,658
Acquisition goodwill	4,465	4,465
Other intangibles	2,165	2,395
Accrued interest receivable and other assets	26,552	15,540

TOTAL ASSETS	$861,209	$806,135

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$107,559	$106,208
Interest bearing accounts:
Demand	157,371	177,067
Savings	134,679	100,277
Time	245,582	219,715

Total Deposits	645,191	603,267

Securities sold under agreements to repurchase and overnight borrowings	37,465	39,100
Federal Home Loan Bank advances	79,846	71,315
Notes Payable	95	115
Subordinated Debentures	10,310	10,310
Accrued interest and other liabilities	11,216	9,164

Total Liabilities	784,123	733,271

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 5,372,849 shares issued
and outstanding (5,322,137 at December 31, 2004)	65,626	64,713
Retained earnings	11,584	7,816
Accumulated other comprehensive income/(loss)	(124)	335

Total Shareholders' Equity	77,086	72,864

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$861,209	$806,135

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2005	2004

Interest Income:
Interest and fees on loans	$12,199	$10,378
Securities
Taxable	489	449
Exempt from Federal Income Tax	233	234
Short term investments	40	30

Total Interest Income	12,961	11,091
Interest Expense:
Deposits	2,972	1,878
FHLB advances and other	1,202	1,097
Subordinated Debt	141	0

Total Interest Expense	4,315	2,975
Net Interest Income	8,646	8,116
Provision for loan losses	73	(374)

Net Interest Income after provision for loan losses	8,573	8,490
Noninterest Income:
Gain on sale of mortgage loans	438	467
Service charges on deposit accounts	778	730
Gain on sale of securities	5	10
Mortgage servicing, net of amortization	48	34
Other	1,301	1,182

Total Noninterest Income	2,570	2,423
Noninterest Expense:
Salaries and employee benefits	3,896	3,888
Occupancy and equipment	1,011	986
Amortization of intangibles	75	76
FDIC insurance premium	20	21
Michigan single business tax	49	28
Other	2,259	1,980

Total Noninterest Expense	7,310	6,979

Income before federal income taxes	3,833	3,934
Federal income taxes	1,236	1,277

NET INCOME	$2,597	$2,657

Comprehensive Income	$2,455	$2,886

Basic Earnings Per Share	$0.48	$0.48

Diluted Earnings Per Share	$0.48	$0.47

Dividends Per Share	$0.22	$0.20

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2005	2004

Interest Income:
Interest and fees on loans	$34,399	$30,616
Securities
Taxable	1,451	1,212
Exempt from Federal Income Tax	712	704
Short term investments	104	86

Total Interest Income	36,666	32,618
Interest Expense:
Deposits	7,832	5,479
FHLB advances and other	3,382	3,122
Subordinated Debt	394	0

Total Interest Expense	11,608	8,601
Net Interest Income	25,058	24,017
Provision for loan losses	154	(505)

Net Interest Income after provision for loan losses	24,904	24,522
Noninterest Income:
Gain on sale of mortgage loans	1,324	2,098
Service charges on deposit accounts	2,281	2,082
Gain on sale of securities	34	21
Mortgage servicing, net of amortization	126	(42)
Other	3,615	3,464

Total Noninterest Income	7,380	7,623
Noninterest Expense:
Salaries and employee benefits	11,619	11,667
Occupancy and equipment	2,996	2,878
Amortization of intangibles	226	227
FDIC insurance premium	62	64
Michigan single business tax	138	73
Other	6,579	5,559

Total Noninterest Expense	21,620	20,468

Income before federal income taxes	10,664	11,677
Federal income taxes	3,422	3,775

NET INCOME	$7,242	$7,902

Comprehensive Income	$6,759	$7,600

Basic Earnings Per Share	$1.35	$1.37

Diluted Earnings Per Share	$1.33	$1.34

Dividends Per Share	$0.65	$0.59

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$7,242	$7,902
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	154	(505)
Depreciation of premises and equipment	1,482	1,447
Net amortization of security premiums/discounts	117	287
Gain on sale of securities	(34)	(21)
Amortization of intangibles	226	227
Gain on sale of mortgage loans	(1,324)	(2,098)
Proceeds from sales of mortgage loans	59,069	92,737
Loans originated for sale	(55,980)	(86,913)
Vesting of Restricted Stock	4	0
Decrease (increase) in accrued interest receivable and other assets	577	1,211
Increase in accrued interest payable and other liabilities	2,051	(573)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,584	13,701

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	120	0
Cash paid into escrow for pending acquisition	(11,348)	0
Proceeds from maturities and calls of securities available for sale	12,594	32,962
Purchases of securities available for sale	(14,387)	(26,304)
Proceeds from the sale of property plant and equipment	0	(374)
Net decrease/(increase) in portfolio loans	(46,949)	(31,978)
Net purchases of premises and equipment	(1,015)	(1,204)

NET CASH USED IN INVESTING ACTIVITIES	(60,985)	(26,898)

FINANCING ACTIVITIES
Net increase in deposits	41,925	34,394
Decrease in securities sold under agreements to repurchase and other
short term borrowings	(1,635)	(11,048)
Retirement of notes payable	(20)	(19)
Retirement of Federal Home Loan Bank borrowings	(13,369)	(3,774)
Proceeds from Federal Home Loan Bank borrowings	21,900	18,000
Cash proceeds from issuance of common stock	1,925	2,266
Purchase of common stock	(1,015)	(21,195)
Cash dividends	(3,475)	(3,349)

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,236	15,275

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,165)	2,078
Cash and cash equivalents at beginning of period	25,772	33,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,607	$35,223

Supplemental Disclosure
Interest Paid	$11,099	$8,445
Income Taxes Paid	$2,475	$2,975

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
UNAUDITED

NOTE A — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net Income as Reported	$2,597,000	$2,657,000	$7,242,000	$7,902,000
Deduct Stock-Based Compensation Expense
Determined Under Fair Value Based Method	47,000	31,000	140,000	94,000

Pro Forma Net Income	$2,550,000	$2,626,000	$7,102,000	$7,808,000

Basic Earnings per Share as Reported	$0.48	$0.48	$1.35	$1.37
Pro Forma Basic Earnings per Share	$0.48	$0.48	$1.33	$1.35

Diluted Earnings per Share as Reported	$0.48	$0.47	$1.33	$1.34
Pro Forma Diluted Earnings per Share	$0.47	$0.47	$1.31	$1.32

NOTE B — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Nonperforming loans:
Nonaccrual loans	$1,217	$1,456
Loans 90 days or more past due	1,816	408
Renegotiated loans	0	0

Total nonperforming loans	$3,033	$1,864

Property from defaulted loans	$680	$950

Nonperforming loans as a percent of total loans*	0.42%	0.28%
Nonperforming loans plus Other Real Estate as a percent of total	0.52%	0.42%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.43%	0.35%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance at beginning of period	$10,094	$11,233	$10,581	$11,627
Charge-offs	(147)	(137)	(1,033)	(542)
Recoveries	67	73	385	215

Net charge-offs	(80)	(64)	(648)	(327)
Provision for loan losses	73	(374)	154	(505)

Balance at end of period	$10,087	$10,795	$10,087	$10,795

Average total loans* outstanding during the period	$701,592	$661,813	$683,556	$649,812
Allowance for loan loss as a percent of total loans*	1.41%	1.62%	1.41%	1.73%
Allowance for loan loss as a percent
of nonperforming loans	333%	438%	333%	438%
Net Charge-offs^ as a percent of average loans*	0.05%	0.04%	0.13%	0.07%

*All loan ratios exclude loans held for sale
^Annualized

NOTE C – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Earnings per share
Net income	$2,597	$2,657	$7,242	$7,902
Weighted average common shares outstanding	5,359	5,543	5,341	5,771

Basic Earnings per Share	$0.48	$0.48	$1.35	$1.37

Earnings per share assuming dilution
Net income	$2,597	$2,657	$7,242	$7,902
Weighted average common shares outstanding	5,359	5,543	5,341	5,771
Add dilutive effect of assumed exercises of options	90	123	96	123

Weighted average common and dilutive potential common	5,449	5,666	5,438	5,894
shares outstanding

Diluted Earnings per Share	$0.48	$0.47	$1.33	$1.34

Stock options for 59,039 shares for the three and nine month periods of 2004, and 109,098 shares for the three and nine month and periods of 2005, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE D – ACQUISITIONS

On May 12, 2005, the Corporation announced an agreement to acquire Keystone Financial Corporation (Keystone) headquartered in Kalamazoo, Michigan. Keystone is a financial services company that owns and operates Keystone Community Bank in the Kalamazoo market through its four branches. At September 30, Kestone had $157 million in assets. Under the terms of the agreement, shareholders of Keystone Financial Corporation will receive one (1) share of Firstbank common stock plus $19.35 in cash for each outstanding share of Keystone Financial Corporation common stock. Based upon the closing price of Firstbank shares on May 11, 2005 of $25.15, the transaction has a value of $44.50 for each Keystone share, and an approximate aggregate value of $26,572,000. The merger is expected to be accretive to earnings per share in the first full year of operations and was completed on October 1, 2005. Keystone’s financial information has not been incorporated into the financial statements contained within this report, as the merger had not been consummated as of the September 30 reporting date.

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

Financial Condition

Total assets increased $55.1 million, or 6.8%, during the first nine months of 2005. Cash and cash equivalents decreased $1.2 million, or 4.5%. Securities available for sale were basically unchanged, increasing just $686,000, or 0.9%, from December 31, 2004.

Total portfolio loans increased $46.3 million, or 6.9%, during the first nine months of 2005. Average total loans were 5.7% higher in the third quarter of 2005 when compared with the fourth quarter of 2004. Residential mortgages were $14.05 million, or 6.1% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $852,000, or 1.8%. Commercial and commercial real estate loans were higher, increasing $30.3 million, or 9.0%, from December 31, 2004, in part due to $12 million of loans participated from Keystone Community Bank in the third quarter of this year.

Net charge-offs of loans were $647,000 in the first nine months of 2005 compared to $327,000 in the first nine months of 2004. The higher level of charge-offs this year was primarily due to the charge off of a single commercial loan which had been previously identified as a problem loan and had a specific allowance allocation. The year-to-date ratio of net charge-offs of loans (annualized) to average loans was 0.13% in 2005 compared to 0.07% in the same period of 2004. Even with the higher level of charge-offs in the first quarter of 2005, these measures of asset quality continue to be at favorable levels in the industry. During 2005, continuing favorable developments and pay downs relating to a small number of problem credits allowed the Corporation to keep its provision expense low, at $154,000. During the same period of 2004, the Corporation had a negative provision for loan losses of $505,000 which resulted from pay offs and pay downs on several commercial loans for which a specific allocation of allowance had been established.

At September 30, 2005, the allowance as a percentage of average outstanding loans was 1.41% compared with 1.58% at year end 2004. Non-performing loans as a percent of total loans was 0.42% at September 30, 2005, compared with 0.28% at year end 2004. This ratio reflects $3.0 million in non-performing loans at September 30, however; the Corporation’s lenders are currently working with a borrower of approximately $3 million whose loans could potentially become non-performing in the fourth quarter. Adequate reserves have been established in the allowance for loan losses to cover any potential losses related to this credit. Management continues to maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

At September 30, other assets were $11.0 million higher than year end 2004. This increase was the result of an $11.3 million payment made to the Corporation’s stock transfer agent to set aside funds for the cash component of the Keystone acquisition payment on October 1.

Total deposits increased $41.9 million or 6.9%, during the first nine months of 2005. Increases of $34.4 million, or 34.3%, in savings deposits, $25.9 million, or 11.8% in time deposits and $1.3 million, or 1.3% in non-interest bearing demand deposits were partially offset by a decrease of $19.7 million, or 11.1%, in interest bearing demand deposits. Beginning in March, the five affiliate banks began to offer a new savings product, which resulted in a shift of approximately $33 million of deposits from other products, primarily interest bearing demand and attracted $13 million in new money. For the nine month period ended September 30, 2005, securities sold under agreements to repurchase and overnight borrowings decreased $1.6 million, or 4.2%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. Federal Home Loan Bank advances and notes payable increased $8.5 million compared with year end 2004.

Total shareholders’ equity increased $4.2 million, or 5.8%, during the first nine months of 2005. Net income of $7,242,000 and stock issuances of $1,953,000 increased shareholders’ equity, while stock repurchases of $1,015,000 and dividends of $3,475,000 decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $14.35 at September 30, 2005, increasing from $13.74 at December 31, 2004.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk-Based Capital

Capital Balances at September 30, 2005	$80,627	$80,627	$89,187
Required Regulatory Capital	$33,562	$28,426	$56,852
Capital in Excess of Regulatory Minimums	$47,065	$52,201	$32,335

Capital Ratios at September 30, 2005	9.61%	11.35%	12.55%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended September 30, 2005

For the third quarter of 2005, net income was $2,597,000, basic earnings per share were $0.48, and diluted earnings per share were $0.48, compared to $2,657,000, $0.48, and $0.47 for the third quarter of 2004. The comparison of this year’s third quarter to last year is effected by the negative provision for loan losses recorded in the third quarter of 2004. If last year’s third quarter provision for loan losses expense had been recorded at the same level as this year, prior year earnings per share would have been $0.05 lower.

Average earning assets increased $43.5 million, or 5.9%, from the third quarter of 2004 to the same period of 2005. The yield on earning assets increased 60 basis points, to 6.63%, for the quarter ended September 30, 2005, compared to 6.03% for the quarter ended June 30, 2004. The cost of funding related liabilities also increased, rising 58 basis points when comparing the three month periods ended September 30th, from 1.59% in 2004, to 2.17% in 2005. Since the increase in yield on earning assets was more than the increase in the cost of funds relative to earning assets, the net interest margin increaed by 2 basis points, from 4.44% in 2004 to 4.46% in 2005. This year’s third quarter net interest margin was favorably impacted by six basis points due to the collection of a large prepayment fee on a commercial loan. The net interest margin comparison to a year ago was also affected by the Corporation’s capital restructuring efforts in the last quarter of 2004, which benefited earnings per share, but had a negative impact on the net interest margin, as expected. Net interest income increased $530,000 to $8.6 million in the third quarter of 2005 compared with the same period of 2004.

The provision for loan losses increased $447,000, when the third quarter of 2005 is compared to the same quarter of 2004. In the third quarter of 2004, resulting from the pay off and pay down of loans with established specific reserves, the Corporation reduced its allowance for loan loss reserve by recording negative provision for loan loss expense of $374,000 in that quarter. Net charge-offs for the third quarter of 2005 increased by $16,000 to $80,000, when compared to $64,000 in the same period of 2004. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income increased $147,000, or 6.1%, when the third quarter of 2005 is compared to the same period in 2004. Mortgage origination activity that occurred in the third quarter of 2004 resulted in an higher level of mortgage gains. The third quarter of 2005 saw a lower level of re-finance activity, producing mortgage gains of $438,000, a drop of $29,000, or 6.2%, compared with the same period in 2004. Mortgage servicing income on the other hand increased $14,000 as a result of fewer prepayments on serviced mortgages. Service charges on deposit accounts for the three month period ended September 30, 2005 were $48,000, or 6.6%, higher than the same period of 2004. Other non-interest income, increased $119,000 compared with the third quarter of 2004, as one of the Corportion’s affiliate banks recorded a $51,000 gain on the sale of a property acquired through foreclosure, and revenue at the Corporation’s non-bank subsidiaries was $29,000 higher.

Total non-interest expense increased $331,000, or 4.7%, when comparing the three month periods ended September 30, 2005 and 2004. Salaries and employee benefits were basically unchanged from the 2004 level. Other miscellaneous non-interest expense increased $279,000, or 14.1%, when the third quarter of 2005 is compared to the same period of 2004. This higher expense included $74,000 of prepayment expense associated with the early pay off of certain Federal Home Loan Advances in the this years third quarter.

Federal Income tax expense decreased $41,000, or 2.3%, reflecting reduced taxes as a result of lower earnings and a lower effective tax rate.

Nine Months Ended September 30, 2005

For the first nine months of 2005, net income was $7,242,000, basic earnings per share were $1.35, and diluted earnings per share were $1.33, compared to $7,903,000, $1.37, and $1.34 for the same period of 2004. The lower earnings level in this year’s second quarter was mainly a result of a decrease of $774,000 in mortgage loan sale gains, and higher operating expenses which increased $1.2 million.

Average earning assets increased $37.0 million, or 5.1%, when the first nine months of 2004 is compared with the same period of 2005. The yield on earning assets increased 42 basis points, to 6.44%, for the nine months ended September 30, 2005, compared to 6.02% for the nine months ended September 30, 2004. The cost of funding related liabilities also increased, rising 45 basis points when comparing the periods ending September 30, from 1.56% in 2004, to 2.01% in 2005. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin declined by 3 basis points, from 4.46% in 2004 to 4.43% in 2005. The benefits of increases in the prime rate have been tempered by the flattening of the yield curve, as rising rates in Firstbank’s variable rate commercial loan portfolio have been offset by lower spreads achieved on new and renewed fixed rate loans. The net interest margin was also affected by the Corporation’s capital restructuring efforts in 2004, which benefited earnings per share, but had a negative impact on the net interest margin, as expected. Net interest income increased $1.0 million to $25.1 million in 2005 compared with the same period in 2004.

The provision for loan losses increased $659,000 when the first nine months of 2005 is compared to the same period of 2004. Provision expense in 2004 was a negative $505,000, which had resulted from pay off and pay downs of commercial loans for which specific allocations of loan loss allowance had been established, compared with expense of $154,000 in 2005. Management’s quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses is described in the third quarter results discussion. Net charge-offs for the year-to-date period of 2005 were $647,000, compared with $327,000 in the same period of 2004. The higher level of charge offs in 2005 was primarily due to a single credit that was charged off in the first quarter of the year and had specific reserves set aside.

Total non-interest income decreased $243,000, or 3.2%, when the first nine months of 2005 is compared with the same period in 2004. Mortgage refinance activity that occurred during 2004 resulted in an unsustainably high level of mortgage gains. Year-to-date, 2005 saw a lower level of re-finance activity, producing mortgage gains of $1.3 million, a drop of $774,000, or 36.9%, compared with the same period in 2004. Mortgage servicing income increased $168,000 as a result of fewer prepayments on serviced mortgages. Service charges on deposit accounts for the nine month period ended September 30, 2005 were $199,000, or 9.6%, higher than the same period of 2004.

Total non-interest expense increased $1.2 million, or 5.7%, when comparing the nine month periods ended Septemer 30, 2005 and 2004. Salaries and employee benefits were down slightly from the 2004 level showing a decrease of $48,000. Other miscellaneous non-interest expense increased $1.1 million, or 19.6%, when the first half of 2005 is compared to the same period of 2004. Audit costs increased $215,000 from the prior year as the Corporation completed its 2004 required review of internal control to comply with the new Sarbanes-Oxley Act requirements and incurred costs relating to the current year’s testing. The remainder of the increase was caused by a variety of items including conversions and related technology expense for improving the Corporation’s internet banking service, and other technology and marketing related costs.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 3, 2005, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2005 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

Date: November 4, 2005 Date: November 4, 2005	FIRSTBANK CORPORATION
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