Form 10-K
period 2005-12-31
FIRSTBANK CORP
filed 2006-03-16
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
[__]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ______________.

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	38-2633910 (I.R.S. Employer Identification No.) 48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2). Large accelerated filer ___    Accelerated filer [X]    Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

Aggregate Market Value as of June 30, 2005: $144,519,066

Common stock outstanding at March 3, 2006: 6,286,778 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2005, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 24, 2006 are incorporated by reference in Part III.

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

Copies of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Corporation’s website (www.firstbankmi.com) as soon as reasonably practicable after the Corporation electronically files the material with, or furnishes it to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

PART 1

ITEM 1. Business.

        Firstbank Corporation (the “Corporation”) is a bank holding company. The Corporation owns all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank, and Gladwin Land Company, Inc. (a real estate appraisal company).

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

        The principal sources of revenues for the Corporation and its subsidiaries are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 80% of total revenue in 2005, 76% in 2004, and 68% in 2003. Non-interest revenue accounted for approximately 15% of total revenue in 2005, 19% in 2004, and 27% in 2003. Interest on securities accounted for approximately 5% of total revenue in each of 2005, 2004, and 2003. The Corporation has no foreign assets and no income from foreign sources. The business of the subsidiary banks of the Corporation is not seasonal to any material extent. Beginning in 2001, each of the subsidiary banks established mortgage company subsidiaries. Each of the subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

        Keystone Community Bank is a Michigan state chartered bank which was established in 1997 and acquired by the Corporation on October 1, 2006. Its main office and one branch are located in Kalamazoo and two branches in Portage. Keystone Mortgage Services, LLC, is a 99% owned subsidiary of the bank. Keystone Premium Finance, LLC, is a 90% owned subsidiary of the bank. Keystone T.I. Sub, LLC is wholly owned by the bank, and KCB Title Insurance Agency, LLC is a 50% owned subsidiary of Keystone T.I. Sub, LLC.

        The following table shows comparative information concerning the Corporation’s subsidiary banks at December 31, 2005:

	Firstbank - Alma	Firstbank (Mt Pleasant)	Firstbank - West Branch	Firstbank - Lakeview	Firstbank - St. Johns	Keystone
	(In Thousands of Dollars)
Assets	$252,148	$192,945	$229,986	$125,729	$60,974	$187,021
Deposits	$186,428	$155,141	$178,774	$ 94,244	$52,867	$147,726
Loans	$197,700	$166,819	$203,186	$106,198	$55,630	$149,004

        As of December 31, 2005 the Corporation and its subsidiaries employed 405 persons on a full-time equivalent basis.

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

        The Corporation’s subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in five geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; Firstbank – St. Johns primarily in Clinton County; and Keystone Community Bank primarily in Kalamazoo county.

        Banks and bank holding companies are extensively regulated. The Corporation is a bank holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns and Keystone Community Bank are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

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

        The following table summarizes compliance with regulatory capital ratios by the Corporation and each of its subsidiary banks at December 31, 2005:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%
Firstbank Corporation - Consolidated	7.89%	9.20%	10.40%
Firstbank - Alma	7.72%	9.63%	10.89%
Firstbank (Mount Pleasant)	8.24%	9.40%	10.61%
Firstbank - West Branch	7.47%	9.32%	10.48%
Firstbank - Lakeview	7.82%	9.13%	10.38%
Firstbank - St. Johns	8.41%	9.47%	10.72%
Keystone Community Bank	8.77%	8.91%	10.10%

        The following table shows the amounts by which the Corporation’s capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
	(In Thousands of Dollars)
Capital Balances at December 31, 2005	$80,246	$80,246	$90,705
Required Regulatory Capital	40,663	34,886	69,772

Capital in Excess of Regulatory Minimums	$39,583	$45,360	$20,993

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

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

	2005	December 31 2004	2003
	(In Thousands of Dollars)
Taxable
US Government Agencies	$36,851	$37,399	$40,073
States and Political Subdivisions	3,655	5,526	6,908
Mortgage Backed Securities	3,544	3,021	0
Corporate and Other	2,879	1,474	1,254

Total Taxable	46,929	47,420	48,235
Tax-Exempt
States and Political Subdivisions	26,882	25,055	22,496

Total	$73,811	$72,475	$70,731

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2005, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)
	(In Thousands of Dollars)
U.S. Agencies:
One Year or Less	$18,568	2.91%
Over One Through Five Years	18,283	3.64%

Total	$36,851	3.25%
State and Political Subdivisions:
One Year or Less	$ 5,594	3.47%
Over One Through Five Years	12,834	4.22%
Over Five Through Ten Years	7,131	3.65%
Over Ten Years	4,978	3.07%

Total	$30,537	3.91%
Mortgage Backed Securities
Over One Through Five Years	1,813	4.22%
Over Five Through Ten Years	203	5.91%
Over Ten Years	1,528	4.35%

Total	3,544	4.38%
Corporate and Other:
One Year or Less	$ 2,879	2.85%

Total	$ 2,879	2.85%
TOTAL	$73,811	3.58%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2005	2004	2003	2002	2001
	(In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural	$183,473	$110,261	$112,384	$ 97,951	$106,148
Real Estate Mortgages	574,873	456,585	407,924	392,950	394,303
Real Estate Construction	61,067	47,920	55,160	47,103	33,203
Consumer	59,211	56,321	60,128	63,417	66,781

Total	$878,624	$671,887	$635,596	$601,421	$600,435

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2005. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)
Commercial and Agricultural	$70,905	$102,262	$10,306	$183,473
Real Estate Construction	36,290	19,908	4,869	61,067

Total	$107,195	$122,170	$15,175	$244,540

Loans Due after One Year:
With Pre-determined Rate		$ 55,559	$12,154	$ 67,713
With Adjustable Rates		66,611	3,021	69,632

Total		$122,170	$15,175	$137,345

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2005	2004	2003	2002	2001
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$ 534	$ 806	$ 529	$ 215	$ 197
Real Estate Mortgages	4,079	633	269	355	286
Consumer	158	17	36	60	18

Total	4,771	1,456	834	630	501
Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	199	158	21	2,821	1,437
Real Estate Mortgages	2,054	186	543	290	619
Consumer	188	64	17	19	33

Total	2,441	408	581	3,130	2,089
Renegotiated Loans:
Commercial and Agricultural	0	0	0	53	53
Real Estate Mortgages	0	0	0	0	0

Total	0	0	0	53	53
Total Nonperforming Loans	7,212	1,864	1,415	3,813	2,643
Property from Defaulted Loans	1,020	950	364	578	516

Total Nonperforming Assets	$7,352	$2,814	$1,779	$4,391	$3,159

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2005, was $356,002. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $166,671 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2005 the Corporation had $45,927,421 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2005, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in the consolidated balance sheets of the Corporation contained in the Corporation’s Annual Report to shareholders for the year ended December 31, 2005.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2005	2004	2003	2002	2001
Balance at Beginning of Period	$10,581	$ 11,627	$11,536	$11,038	$ 9,857
Allowance of acquired banks	1,949	0	0	0	0
Charge-Offs:
Commercial and Agricultural	1,146	224	219	285	65
Real Estate Mortgages	84	221	50	242	147
Consumer	509	485	509	508	468

Total Charge-Offs	1,739	930	778	1,035	680
Recoveries:
Commercial and Agricultural	173	65	104	98	77
Real Estate Mortgages	57	77	32	64	41
Consumer	243	167	183	201	276

Total Recoveries	473	309	319	363	394
Net Charge-Offs	1,265	621	459	672	286

Provision for Loan Losses	295	(425)	550	1,170	1,467

Balance at End of Period	$11,559	$ 10,581	$11,627	$11,536	$11,038

Net Charge-Offs as a Percent of Average Loans	.17%	.09%	.08%	.11%	.05%

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

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2005		2004		2003		2002		2001
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Commercial and
Agricultural	$10,379	21%	$ 9,012	16%	$ 9,130	18%	$ 8,527	16%	$ 6,678	18%
Real Estate
Mortgages	620	72%	419	75%	1,250	73%	1,493	73%	972	71%
Consumer	479	7%	1,058	9%	1,154	9%	1,220	11%	1,625	11%
Unallocated*	81		92		93		296		1,763

Total	$11,559	100%	$10,581	100%	$11,627	100%	$11,536	100%	$11,038	100%

*Beginning in 2001 and continuing throughout 2005, management has developed and implemented a more comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied more consistently across the six banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits. One result of this methodology has been the reduction in the amount of allowance that is considered unallocated to specific loan categories.

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands of Dollars)
Average Balance:
Non-interest-bearing Demand Deposits	$112,088		$104,515		$ 96,143
Interest-bearing Demand Deposits	170,211	1.36%	184,660	0.78%	183,361	0.93%
Other Savings Deposits	124,671	1.21%	99,717	0.60%	91,151	0.73%
Other Time Deposits	257,626	3.32%	202,378	2.67%	$202,812	3.03%

Total Average Deposits	$664,596	2.24%	$591,270	1.26%	$573,467	1.49%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2005, was as follows (In Thousands of Dollars):

Three Months or Less	$ 55,788
Over Three Through Six Months	28,749
Over Six Through Twelve Months	27,938
Over Twelve Months	37,805

Total	$150,280

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2005	2004	2003
Financial Ratios:
Return on Average Total Assets	1.15%	1.32%	1.58%
Return on Average Equity	12.77%	13.06%	14.47%
Average Equity to Average Total Assets	9.02%	10.07%	10.90%
Dividend Payout Ratio	47.35%	42.56%	35.29%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note K to the consolidated financial statements in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005, which consist of the following:

	2005	2004	2003
Amounts Outstanding at the End of the Year	$31,011	$28,850	$24,769
Weighted Average Interest Rate at the End of the Year	2.88%	1.10%	0.65%
Longest Maturity	1/01/06	1/01/05	1/01/04
Maximum Amount Outstanding at any Month End During Year	$31,920	$30,993	$32,780
Approximate Average Amounts Outstanding During the Year	$28,065	$25,390	$26,762
Approximate Weighted Average Interest Rate for the Year	2.18%	0.87%	0.79%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 1A. Risk Factors

You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

        The results of operations for financial institutions, including our banks, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

        The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

        Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

        Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

        Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cash of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

        Our consumer loans generally have a higher risk of default than our other loans. Consumer loans may involve greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

We may experience difficulties in managing our growth.

        To sustain our continued growth, we require additional capital to fund our expanding lending activities and any bank or branch acquisitions. We may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses involves risks commonly associated with acquisitions.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely effect our operations.

        We are and will continue to be dependent upon the services of our management team, including our Chief Executive Officer, Chief Financial Officer, the Presidents of each of our banks, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

        We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Many of our competitors have been in business for many years, are larger and have higher lending limits than we do. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

        The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve, in addition to other regulatory and self-regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

        The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Our articles of incorporation and by-laws and Michigan laws contain certain provisions that could make a takeover more difficult.

        Our articles of incorporation and by-laws, and the laws of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

        The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

Our ability to pay dividends is limited by law and contract.

        We are a holding company and substantially all of our assets are held by our banks. Our ability to continue to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our banks. Dividend payments or extensions of credit from our banks are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our banks. The ability of our banks to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. We cannot assure you that our banks will be able to pay dividends to us in the future.

The market price for our common stock fluctuates.

        The market price for our common stock has fluctuated, and the overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Market conditions; and
•	General economic conditions.

        Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market is relatively low compared to larger companies whose shares trade on Nasdaq. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

ITEM 1B. Unresolved Staff Comments

        There are no unresolved SEC comments with respect to reports filed by the Company under the Securities Exchange Act of 1934.

ITEM 2. Properties

        The Corporation’s headquarters are located in the main branch office in Alma, Michigan. The subsidiary banks operate 39 branch offices throughout central Michigan, most of which are full service facilities. The subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, Lakeview, St. Johns and Kalamazoo. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but seven of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. The Corporation also maintains a separate facility for its central operations unit near the Corporation’s headquarters office in Alma, Michigan.

        Management considers the properties and equipment of the Corporation and its subsidiaries to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations. However, the Corporation and its subsidiaries may chose to add additional branch locations to expand its presence in current or contiguous markets in the future to improve its opportunities for growth.

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

        William L. Benear (age 59) became President & CEO of Firstbank – Lakeview and Vice President of the Corporation in January 2000. Prior to his appointment as Lakeview’s President & CEO, Mr. Benear has served as Executive Vice President of Firstbank – Lakeview since 1994.

        David M. Brown (age 47) became President & CEO of Firstbank – St. Johns and Vice President of the Corporation in January 2005. Prior to his appointment as St. Johns’ President & CEO, Mr. Brown has worked for over 24 years at both regional and community banks. Positions held during his career include Community Bank President, Commercial Loan Regional Manager, Vice President of Commercial Banking and Branch Manager.

        David L. Miller (age 40) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Dale A. Peters (age 63) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Richard D. Rice (age 46) was named a Vice President of the Corporation in April 2005. Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003. From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America). Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

        Thomas O. Schlueter (age 48) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005. From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999. Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

        Samuel G. Stone (age 60) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 55) was appointed President & CEO of the Corporation in January 2000 and has served as President, CEO, and Director of Firstbank (Mt. Pleasant) since 1991. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James E. Wheeler, II (age 46) was appointed President & CEO of Firstbank – Alma in January 2000 and has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2005, is here incorporated by reference.

ITEM 6. Selected Financial Data.

        The information under the heading “Financial Highlights” on page 3 in the registrant’s annual report to shareholders for the year ended December 31, 2005, is here incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 20 in the registrant’s annual report to shareholders for the year ended December 31, 2005, is here incorporated by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 12 and 13 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 16 and 17 in the registrant’s annual report to shareholders for the year ended December 31, 2005, is here incorporated by reference.

ITEM 8. Financial Statements and Supplementary Data.

        The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 25 through 29, and the quarterly results of operations on page 47 in the registrant’s annual report to shareholders for the year ended December 31, 2005, are here incorporated by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures

        (a)         Evaluation of Disclosure Controls and Procedures.

        The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2005 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-Kwas recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

        (b)        Management’s Report on Internal Controls over Financial Reporting.

        As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 18 of the registrant’s annual report to shareholders for the year ended December 31, 2005, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2005, its system of internal control over financial reporting was effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated hereby by reference.

        (c)        Changes in Internal Controls.

        During the quarter ended December 31, 2005, there were no significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2005.

ITEM 9B. Other Information.

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 24, 2006, is here incorporated by reference.

        The Board of Directors of the Corporation has determined that Edward B. Grant, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

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

ITEM 11. Executive Compensation.

        Information contained under the captions “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 24, 2006, is here incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners Management.

        The information under the captions “Voting Securities” and “Securities Authorize for Issuance under Equity Compensation Plans in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 24, 2006, is here incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions.

        The information under the caption “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 24, 2006, is hereby incorporated by reference.

ITEM 14. Controls and Procedures.

        The information set forth under the heading “Relationship with Independent Registered Public Accounting Firm” on page 15 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 24, 2006, is hereby incorporated by reference.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2005, in Item 8:

Statement or Report

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income and Comprehensive
           Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Shareholders' Equity for
       the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended
       December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements	Page Number in Annual Report 22-24 25 26 27 28-29 29-47

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2005.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2006.

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President & Chief Executive Officer (Principal Executive Officer)	FIRSTBANK CORPORATION /s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President & Chief Financial Officer (Principal Executive Officer)

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

Signature	Date

/s/ Duane A. Carr —————————————— Duane A. Carr	March 9, 2006

/s/ David W. Fultz —————————————— David W. Fultz	March 9, 2006

/s/ William E. Goggin —————————————— William E. Goggin	March 9, 2006

/s/ Edward B. Grant —————————————— Edward B. Grant	March 9, 2006

/s/ David D. Roslund —————————————— David D. Roslund	March 9, 2006

/s/ Samuel A. Smith —————————————— Samuel A. Smith	March 9, 2006

/s/ Jeff A. Gardner —————————————— Jeff A. Gardner	March 9, 2006

Number	Exhibit

3(a)	Articles of Incorporation. Previously filed as an exhibit to registrant’s Form 10-Q for the quarter ended March 31, 1997. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 27, 2005. Hereincorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(g)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(h)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10(i)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan.

13	2005 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing). This report was delivered to the registrant’s shareholders as an appendix to the registrant’s proxy statement dated March 13, 2006, relating to the April 24, 2006 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23	Consent of Crowe Chizek and Company LLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.