Form 10-Q
period 2006-03-31
FIRSTBANK CORP
filed 2006-05-10
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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
Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2). Large accelerated filer ___ Accelerated filer _X_ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Common stock outstanding at April 30, 2006: 6,286,171 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (UNAUDITED)	Page 3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 13

Item 4	Controls and Procedures	Page 14

PART II	OTHER INFORMATION

Item 5	Other Information	Page 15

Item 6	Exhibits	Page 15

SIGNATURES		Page 16

EXHIBIT INDEX		Page 17

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(Dollars in thousands)
UNAUDITED

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$ 26,382	$ 36,037
Short term investments	8,383	17,295

Total Cash and Cash Equivalents	34,765	53,332
Securities available for sale	75,526	73,811
Federal Home Loan Bank stock	6,506	6,309
Loans held for sale	1,167	293
Loans, net of allowance for loan losses of $11,562 at March 31, 2006
and $11,559 at December 31, 2005	878,150	867,065
Premises and equipment, net	19,468	19,477
Acquisition goodwill	19,888	19,888
Other intangibles	3,542	3,710
Accrued interest receivable and other assets	17,803	17,233

TOTAL ASSETS	$ 1,056,815	$ 1,061,118

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$ 123,145	$ 130,556
Interest bearing accounts:
Demand	175,866	187,398
Savings	132,491	133,584
Time	365,750	359,567

Total Deposits	797,252	811,105

Securities sold under agreements to repurchase and overnight borrowings	39,006	43,311
Federal Home Loan Bank advances	91,765	83,044
Notes Payable	73	7,590
Subordinated Debentures	20,620	10,310
Accrued interest and other liabilities	13,528	12,181

Total Liabilities	962,244	967,541

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 6,281,550 shares
issued and outstanding ( 6,278,035 at December 31, 2005)	87,711	87,634
Retained earnings	7,239	6,198
Accumulated other comprehensive income/(loss)	(379)	(255)

Total Shareholders' Equity	94,571	93,577

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,056,815	$ 1,061,118

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2006 AND 2005
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$15,843	$10,847
Securities
Taxable	513	458
Exempt from Federal Income Tax	248	248
Short term investments	111	40

Total Interest Income	16,715	11,593

Interest Expense:
Deposits	4,944	2,226
FHLB advances and other	1,532	1,099
Subordinated Debt	297	120

Total Interest Expense	6,773	3,445
Net Interest Income	9,942	8,148
Provision for loan losses	185	8

Net Interest Income after provision for loan losses	9,757	8,140
Noninterest Income:
Gain on sale of mortgage loans	248	455
Service charges on deposit accounts	922	720
Gain on sale of securities	6	12
Mortgage servicing, net of amortization	84	48
Other	1,023	978

Total Noninterest Income	2,283	2,213
Noninterest Expense:
Salaries and employee benefits	4,558	3,887
Occupancy and equipment	1,272	1,016
Amortization of intangibles	168	76
FDIC insurance premium	28	21
Michigan single business tax	67	59
Other	2,399	2,157

Total Noninterest Expense	8,492	7,216

Income before federal income taxes	3,548	3,137
Federal income taxes	1,124	1,000

NET INCOME	$ 2,424	$ 2,137

Comprehensive Income	$ 2,300	$ 1,707

Basic Earnings Per Share	$ 0.39	$ 0.38

Diluted Earnings Per Share	$ 0.38	$ 0.37

Dividends Per Share	$ 0.21	$ 0.20

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2006 AND 2005
(Dollars in thousands)
UNAUDITED

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$ 2,424	$ 2,137
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	185	8
Depreciation of premises and equipment	603	487
Net amortization of security premiums/discounts	36	48
Gain on sale of securities	(6)	(12)
Amortization of intangibles	168	76
Stock option and stock grant compensation expense	60	0
Gain on sale of mortgage loans	(248)	(455)
Proceeds from sales of mortgage loans	10,856	20,775
Loans originated for sale	(11,482)	(20,137)
Increase in accrued interest receivable and other assets	(506)	(701)
Increase in accrued interest payable and other liabilities	1,347	2,050

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,437	4,276

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	0	32
Proceeds from maturities and calls of securities available for sale	9,123	2,490
Purchases of securities available for sale	(11,056)	(8,590)
Purchases of FHLB stock	(197)	(57)
Net increase in portfolio loans	(11,270)	(4,276)
Net purchases of premises and equipment	(594)	(152)

NET CASH USED IN INVESTING ACTIVITIES	(13,994)	(10,553)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(13,853)	15,358
Decrease in securities sold under agreements to repurchase and other short term borrowings
	(4,305)	(7,245)
Retirement of notes payable and other borrowings	(7,517)	(20)
Retirement of Federal Home Loan Bank borrowings	(2,999)	(2,511)
Proceeds from Federal Home Loan Bank borrowings	11,720	0
Proceeds from subordinated debentures	10,310	0
Cash proceeds from issuance of common stock	587	835
Purchase of common stock	(570)	(1,015)
Cash dividends	(1,383)	(1,118)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(8,010)	4,284

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(18,567)	(1,993)
Cash and cash equivalents at beginning of period	53,332	25,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,765	$ 23,779

Supplemental Disclosure
Interest Paid	$ 6,464	$ 3,161
Income Taxes Paid	$ 250	$ 0

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

Stock Compensation

The Firstbank Corporation Stock Option Plans of 1993 and 1997 (“Plans”), as amended, provide for the grant of 377,130 and 565,522 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 terminated April 26, 2003. The 1997 Plan will terminate April 28, 2007. The Board, at its discretion, may terminate either or both Plans prior to the Plans’ termination dates.

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

Statement of Financial Accounting Standards No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This applies to outstanding awards vesting, granted or modified after January 1, 2006. The effect on results of operations will depend on the level of future options grants and the calculation of the fair value of the options grated at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $214,000 in 2006, $100,000 in 2007, $53,000 in 2008, and $23,000 in 2009 and $7,000 in 2010.

Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income using the fair value method, as required by Statement of Financial Accounting Standards No. 123R — Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants of stock options in the first quarter of 2006, or 2005.

Activity under the plans:

	Three months ended March 31, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	448,568	$20.21	$ 5.05
Granted	0	-	-
Exercised	(7,978)	$14.93	$10.33
Forfeited	(1,305)	$25.13	-
Options outstanding, end of period	439,285	$20.29	$ 4.97
Options exercisable, end of period	290,379	$18.34	$ 6.92

The aggregate intrinsic value of all options outstanding at March 31,2006 was $1.7 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $1.6 million.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

(dollars in thousands)	Three months ended March 31,
	2006	2005
Proceeds of options exercised	$119	$372
Related tax benefit recognized	$ 24	$112
Intrinsic value of options exercised	$ 68	$321

Options outstanding at March 31, 2006 were as follows:

	Options outstanding			Exercisable

Range of exercise prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Shares	Weighted Average Exercise Price
$ 4.92 - $12.00	17,566	$10.10	0.81	17,566	$10.10
$12.01 - $16.00	122,948	$14.63	4.11	115,092	$14.66
$16.01 - $21.00	73,154	$18.72	5.58	56,823	$18.30
$21.01 - 27.49	225,617	$24.68	7.23	100,898	$23.99

Total	439,285	$20.29	5.82	290,379	$18.34

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Three months ended March 31, (Dollars in thousands except per share data)	2005
Net Income as Reported	$ 2,137
Less: Value Determined Under Fair Value Based Method
(net of taxes)	47
Amount Expensed in the Period (net of taxes)	0

Pro Forma Net Income	$ 2,090

Basic Earnings per Share as Reported	$ 0.38
Pro Forma Basic Earnings per Share	$ 0.37

Diluted Earnings per Share as Reported	$ 0.37
Pro Forma Diluted Earnings per Share	$ 0.37

NOTE 2 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Nonperforming loans:
Nonaccrual loans	$4,975	$4,770
Loans 90 days or more past due	1,385	2,440
Renegotiated loans	0	0

Total nonperforming loans	$6,360	$7,210

Property from defaulted loans	$1,231	$1,020

Nonperforming loans as a percent of total loans*	0.72%	0.82%
Nonperforming loans plus Other Real Estate as a percent of total	0.86%	0.94%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.72%	0.78%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three months ended March 31,
	2006	2005
Balance at beginning of period	$ 11,559	$ 10,581
Charge-offs	(293)	(677)
Recoveries	111	215

Net charge-offs	(182)	(462)
Provision for loan losses	185	8

Balance at end of period	$ 11,562	$ 10,127

Average total loans* outstanding during the period	$ 886,598	$ 670,240
Allowance for loan loss as a percent of total loans*	1.30%	1.50%
Allowance for loan loss as a percent
of nonperforming loans	182%	558%
Net Charge-offs^ as a percent of average loans*	0.08%	0.28%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 3 – SUBORDINATED DEBENTURES

On Janaury 20, 2006, a trust formed by the Company issued $10,310,000 of trust preferred securities as part of a pooled offering of such securities. The securities carry an interest rate of 6.049% for five years, and then convert to a variable rate of 90 day LIBOR plus 1.27% for the remainder of their term. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of the trust. The Company may redeem the subordinated debentures, in whole or in part, any time on or after April 7, 2011 at 100% of the principal amount of the securities. The debentures are required to be paid in full on April 7, 2036.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2006	2005
Earnings per share
Net income	$2,424	$2,137
Weighted average common shares outstanding	6,271	5,594

Basic Earnings per Share	$ 0.39	$ 0.38

Earnings per share assuming dilution
Net income	$2,424	$2,137
Weighted average common shares outstanding	6,271	5,594
Add dilutive effect of assumed exercises of options	43	116

Weighted average common and dilutive potential common	6,314	5,710
shares outstanding

Diluted Earnings per Share	$ 0.38	$ 0.37

Stock options for 59,535 shares for the three month period of 2005, and 178,104 shares for the three month and period of 2006, were not considered in computing diluted earnings per share because they were antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc. and its majority holding in C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and Gladwin Land Company, Inc.

Subsequent events

The Corporation signed an agreement on April 26, 2006 to sell a 45% minority interest in 1st Title, Inc., the company’s title insurance agency. The sale is expected to close on May 31, and will result in the recognition of a one time gain of $0.02 to $0.03 per share in the second quarter of the year. 1st Title results will continue to be consolidated in the Corporation’s financial statements as Firstbank – West Branch will continue to own a majority interest in the company.

Financial Condition

Total assets decreased $4.3 million, or 0.4%, during the first three months of 2006. Cash and cash equivalents decreased $18.6 million, or 34.8%. Securities available for sale were higher, increasing $1.7 million, or 2.3%, from December 31, 2005.

Total portfolio loans increased $11.1 million, or 1.3%, during the first three months of 2006. Average total loans were 1.7% higher in the first quarter of 2006 when compared with the fourth quarter of 2005. Residential mortgages were $2.8 million, or 1.0% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $4.7 million, or 7.7%. Commercial and commercial real estate loans were also higher, increasing $3.4 million, or 0.7%, from December 31, 2005.

Net charge-offs of loans were $182,000 in the first three months of 2006 compared to $462,000 in the first three months of 2005. The lower level of charge-offs this year was primarily due to the charge off of a single commercial loan in early 2005 which had been previously identified as a problem loan and had a specific allowance allocation. The year-to-date ratio of net charge-offs of loans (annualized) to average loans was 0.08% in 2006 compared to 0.28% in the same period of 2005. During the first quarter of 2005, favorable developments and pay downs relating to a small number of problem credits allowed the Corporation to keep its provision expense low, at $8,000. Provision expense in the first quarter of 2006 was $185,000, as the Corporation provided reserves to cover its charged off loans in the quarter.

At March 31, 2006, the allowance as a percentage of average outstanding loans was 1.30% compared with 1.50% at the same point a year earlier. Non-performing loans as a percent of total loans was 0.72% at March 31, 2006, compared with 0.82% at year end 2005. Nonperforming loans continue to run higher than the year ago period primarily due to a single credit which was placed into nonaccrual status in the fourth quarter of 2005, as previously disclosed. Management continues to maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased $13.9 million or 1.7%, during the first three months of 2006. Increases of $6.3 million, or 1.8%, in time deposits were more than offset by seasonal declines in interest bearing demand deposits of $11.5 million, or 6.2% and non-interest bearing demand deposits of $7.4 million, or 5.7%.

For the three month period ended March 31, 2006, securities sold under agreements to repurchase and overnight borrowings decreased $4.3 million, or 9.9%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. Federal Home Loan Bank advances and notes payable increased $1.2 million compared with year end 2005. The Corporation issued $10.3 million of subordinated debt in January of this year through a special purpose trust which was formed to issue trust preferred securities. This method of issuing debt provides the Corporation with additional funding as well as providing it with regulatory capital. The subordinated debt carries a rate of 6.049% for five years, at which time it converts to the current 90 day LIBOR rate plus 1.27%.

Total shareholders’ equity increased $1.0 million, or 1.1%, during the first three months of 2006. Net income of $2,424,000 and stock issuances of $587,000 increased shareholders’ equity, while stock repurchases of $570,000 and dividends of $1.4 million decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.05 at March 31, 2006, increasing from $14.91 at December 31, 2005.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2006	$91,536	$91,536	$101,859
Required Regulatory Capital	$41,275	$34,854	$ 69,709
Capital in Excess of Regulatory Minimums	$50,261	$56,682	$ 32,150

Capital Ratios at March 31, 2006	8.87%	10.51%	11.69%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended March 31, 2006

For the first quarter of 2006, net income was $2,424,000, basic earnings per share were $0.39, and diluted earnings per share were $0.38, compared to $2,137,000, $0.38, and $0.37 for the first quarter of 2005. The comparison of this year’s first quarter to last year is effected by the addition of Keystone Community Bank through the acquisition of Keystone Financial Corporation, completed on October 1, 2005.

Average earning assets increased $218.7 million, or 28.9%, from the first quarter of 2005 to the same period of 2006. The yield on earning assets increased 73 basis points, to 7.00%, for the quarter ended March 31, 2006, compared to 6.27% for the quarter ended March 31, 2005. The cost of funding related liabilities also increased, rising 97 basis points when comparing the three month periods ended March 31st, from 1.84% in 2005, to 2.81% in 2006. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin decreased by 24 basis points, from 4.43% in 2005 to 4.19% in 2006. This year’s first quarter net interest margin, as compared to the prior year, was negatively impacted by six basis points due to the cost of funding the cash portion of the purchase consideration for the Keystone acquisition. Net interest income increased $1.8 million to $9.9 million in the first quarter of 2006 compared with the same period of 2005.

The provision for loan losses increased $177,000, when the first quarter of 2006 is compared to the same quarter of 2005. In the first quarter of 2005, the Corporation was able to provide just $8,000 to its allowance for loan loss reserve as a result of pay offs and pay downs of loans with established specific reserves. The first quarter of 2006 provision for loan loss was at a more normal level of $186,000. Net charge-offs for the first quarter of 2006 decreased by $280,000 to $182,000, when compared to $462,000 in the same period of 2005. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income increased $70,000, or 3.2%, when the first quarter of 2006 is compared to the same period in 2005. A higher level in deposit fees offset reductions in mortgage banking revenue. Service charges on deposit accounts for the three month period ended March 31, 2006 were $202,000, or 28.1%, higher than the same period of 2005. Mortgage origination activity that occurred in the first quarter of 2005 resulted in a higher level of mortgage gains than occurred in this year’s first quarter. With interest rates moving higher throughout the last twelve months, the first quarter of 2006 saw minimal re-finance activity resulting in mortgage gains of just $248,000, a decrease of $207,000, or 45.5%, compared with the same period in 2005. Mortgage servicing income on the other hand increased $36,000 as a result of fewer prepayments on serviced mortgages. Other non-interest income, increased $45,000 compared with the first quarter of 2005.

Total non-interest expense increased $1.3 million, or 17.7%, when comparing the three month periods ended March 31, 2006 and 2005. Salaries and employee benefits were $671,000 higher than the 2005 level. Occupancy and equipment costs increased $256,000, or 25.2%, from the prior year’s first quarter. Amortization of intangibles was $92,000 higher than the previous year, increasing to $168,000 for the first quarter. Other miscellaneous non-interest expense increased $249,000, or 11.2%, when the first quarter of 2006 is compared to the same period of 2005. The increases in these four categories were primarily a result of the inclusion of Keystone’s cost in this year’s first quarter.

Federal Income tax expense increased $124,000, or 12.4%, reflecting increased taxes as a result of higher earnings.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2005 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on pages 13 and 14 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 14 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 12 and 13 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 16 and 17 in the registrant’s annual report to shareholders for the year ended December 31, 2005, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2005.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 9, 2006, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2006 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On November 25, 2003, the Corporation announced a repurchase plan that authorized share repurchases of up to $10 million of Firstbank Corporation common stock. As of December 31, 2003, the Corporation repurchased 8,000 shares of its stock at an average price of $32.21 under the authorization. During 2004 the Company repurchased 106,700 shares of its common stock for an average cost per share of $29.95. During 2005, the Corporation repurchased 37,200 shares of its common stock for an average cost per share of $27.27.

In the first quarter of 2006, the Corporation repurchased 24,500 shares of its common stock in open market transactions under the November 2003 repurchase plan. The shares were purchased at an average price of $23.23 per share. The Corporation has remaining authority to repurchase up to $4,962,118 of market value of its common stock under the November 2003 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan
January	12,000	$23.20	12,000	$5,253,368

February	12,500	$23.25	12,500	$4,962,118

March	0	-	0	$4,962,118

Total	24,500	$23.23	24,500	$4,962,118

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

Date: May 9, 2006 Date: May 9, 2006	FIRSTBANK CORPORATION
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