Form 10-Q
period 2006-06-30
FIRSTBANK CORP
filed 2006-08-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the transition period from to .
Commission file number: 000-14209
FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2633910
(State of Incorporation)	(I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)
Registrant’s telephone number, including area code: (989) 463-3131
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑ interceptions or interference.
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding at July 31, 2006: 6,288,716 shares.

Item 1: Financial Statements (UNAUDITED)
FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands)
UNAUDITED

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$30,065	$36,037
Short term investments	4,141	17,295

Total Cash and Cash Equivalents	34,206	53,332

Securities available for sale	68,916	73,811
Federal Home Loan Bank stock	6,506	6,309
Loans held for sale	468	293
Loans, net of allowance for loan losses of $11,621 at June 30, 2006 and $11,559 at December 31, 2005	900,075	867,065
Premises and equipment, net	19,992	19,477
Acquisition goodwill	19,888	19,888
Other intangibles	3,374	3,710
Accrued interest receivable and other assets	18,230	17,233

TOTAL ASSETS	$1,071,655	$1,061,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$130,940	$130,556
Interest bearing accounts:
Demand	163,988	187,398
Savings	134,691	133,584
Time	380,686	359,567

Total Deposits	810,305	811,105

Securities sold under agreements to repurchase and overnight borrowings	40,452	43,311
Federal Home Loan Bank advances	91,633	83,044
Notes Payable	73	7,590
Subordinated Debentures	20,620	10,310
Accrued interest and other liabilities	13,033	12,181

Total Liabilities	976,116	967,541

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued Common Stock; 20,000,000 shares authorized, 6,266,038 shares issued and outstanding ( 6,278,035 at December 31, 2005)	87,276	87,634
Retained earnings	8,734	6,198
Accumulated other comprehensive income/(loss)	(471)	(255)

Total Shareholders’ Equity	95,539	93,577

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,071,655	$1,061,118

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2006 AND 2005
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2006	2005
Interest Income:
Interest and fees on loans	$16,688	$11,353
Securities
Taxable	540	504
Exempt from Federal Income Tax	241	231
Short term investments	76	30

Total Interest Income	17,545	12,118
Interest Expense:
Deposits	5,463	2,617
FHLB advances and other	1,608	1,105
Subordinated Debt	349	132

Total Interest Expense	7,420	3,854
Net Interest Income	10,125	8,264
Provision for loan losses	200	73

Net Interest Income after provision for loan losses	9,925	8,191
Noninterest Income:
Gain on sale of mortgage loans	362	431
Service charges on deposit accounts	1,016	783
Gain on sale of securities	1	17
Mortgage servicing, net of amortization	120	30
Other	1,499	1,336

Total Noninterest Income	2,998	2,597
Noninterest Expense:

Salaries and employee benefits	4,627	3,836
Occupancy and equipment	1,231	969
Amortization of intangibles	168	75
Other	2,718	2,214

Total Noninterest Expense	8,744	7,094

Income before federal income taxes	4,179	3,694
Federal income taxes	1,280	1,186

NET INCOME	$2,899	$2,508

Comprehensive Income	$2,807	$2,703

Basic Earnings Per Share	$0.46	$0.45

Diluted Earnings Per Share	$0.46	$0.44

Dividends Per Share	$0.225	$0.210

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2006 AND 2005
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2006	2005
Interest Income:
Interest and fees on loans	$32,531	$22,200
Securities
Taxable	1,053	962
Exempt from Federal Income Tax	489	479
Short term investments	187	64

Total Interest Income	34,260	23,705
Interest Expense:
Deposits	10,407	4,860
FHLB advances and other	3,141	2,181
Subordinated Debt	646	252

Total Interest Expense	14,194	7,293
Net Interest Income	20,066	16,412
Provision for loan losses	385	81

Net Interest Income after provision for loan losses	19,681	16,331
Noninterest Income:
Gain on sale of mortgage loans	610	886
Service charges on deposit accounts	1,938	1,503
Gain on sale of securities	7	29
Mortgage servicing, net of amortization	204	78
Other	2,522	2,314

Total Noninterest Income	5,281	4,810
Noninterest Expense:
Salaries and employee benefits	9,185	7,723
Occupancy and equipment	2,503	1,985
Amortization of intangibles	336	151
Other	5,211	4,451

Total Noninterest Expense	17,235	14,310
Income before federal income taxes	7,727	6,831
Federal income taxes	2,404	2,186

NET INCOME	$5,323	$4,645

Comprehensive Income	$5,107	$4,410

Basic Earnings Per Share	$0.85	$0.83

Diluted Earnings Per Share	$0.84	$0.81

Dividends Per Share	$0.445	$0.410

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
JUNE 30, 2006 AND 2005
(Dollars in thousands)
UNAUDITED

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$5,323	$4,645
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	385	81
Depreciation of premises and equipment	1,228	976
Loss on sale of fixed assets	8	0
Net amortization of security premiums/discounts	44	82
Gain on sale of securities	(7)	(29)
Amortization of intangibles	336	151
Stock option and stock grant compensation expense	121	0
Gain on sale of mortgage loans	(610)	(886)
Proceeds from sales of mortgage loans	26,496	40,396
Loans originated for sale	(26,061)	(39,074)
Increase in accrued interest receivable and other assets	(886)	539
Increase in accrued interest payable and other liabilities	852	1,308

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,229	8,192

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	0	66
Proceeds from maturities and calls of securities available for sale	17,051	7,168
Purchases of securities available for sale	(12,520)	(12,971)
Purchases of FHLB stock	(197)	(208)
Net increase in portfolio loans	(33,395)	(15,039)
Net purchases of premises and equipment	(1,751)	(444)

NET CASH USED IN INVESTING ACTIVITIES	(30,812)	(21,428)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(800)	20,587
Decrease in securities sold under agreements to repurchase and other short term borrowings	(2,859)	(4,726)
Repayment of notes payable and other borrowings	(7,517)	(20)
Repayment of Federal Home Loan Bank borrowings	(5,131)	(3,354)
Proceeds from Federal Home Loan Bank borrowings	13,720	8,200
Proceeds from subordinated debentures	10,310	0
Cash proceeds from issuance of common stock	1,437	1,454
Purchase of common stock	(1,916)	(1,015)
Cash dividends	(2,787)	(2,295)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,457	18,831

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(19,126)	5,595
Cash and cash equivalents at beginning of period	53,332	25,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,206	$31,367

Supplemental Disclosure
Interest Paid	$13,705	$7,003
Income Taxes Paid	$2,525	$1,225
See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED
NOTE 1— FINANCIAL STATEMENTS
The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty Inc. and 1st Investors Title, LLC), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.
Stock Compensation
The Firstbank Corporation Stock Option Plans of 1993, 1997 and 2006 (“Plans”), as amended, provide for the grant of 377,130, 565,522 and 300,000 shares of stock, respectively, in either restricted form or under option. Options may be either incentive stock options or nonqualified stock options. The Plan of 1993 terminated April 26, 2003. The 1997 Plan will terminate April 28, 2007. The 2006 Plan will terminate February 27, 2016. The Board, at its discretion, may terminate any or all of the Plans prior to the Plans’ termination dates.
Each option granted under the Plans may be exercised in whole or in part during such period as is specified in the option agreement governing that option. Options may only be issued with exercise prices equal to, or greater than, the stock’s market value on the date of issuance. The length of time available for a nonqualified stock option to be exercised is governed by each option agreement, but has not been more than ten years from the grant date.
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
Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income using the fair value method, as required by Statement of Financial Accounting Standards No. 123R - Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants of stock options in the first two quarter of 2006, or 2005.

Activity under the plans:

	Six months ended June 30, 2006
	Total options outstanding
		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	448,568	$20.23	$2.86
Granted	0	—	—
Exercised	(22,737)	$14.36	$8.73
Forfeited	(2,885)	$25.93	—
Options outstanding, end of period	422,946	$20.50	$2.59
Options exercisable, end of period	275,366	$18.58	$4.51
The aggregate intrinsic value of all options outstanding at June 30,2006 was $1.5 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $1.4 million.
Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six months ended June 30,
(dollars in thousands)	2006	2005
Proceeds of options exercised	$327	$406
Related tax benefit recognized	$111	$138
Intrinsic value of options exercised	$198	$306
Options outstanding at June 30, 2006 were as follows:

	Options outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Contractual		Exercise
Range of exercise prices	Shares	Price	Life (years)	Shares	Price
$4.92 – $12.00	10,028	$9.87	0.60	10,028	$9.87
$12.01 – $16.00	119,819	$14.63	3.82	112,066	$14.66
$16.01 – $21.00	69,652	$18.76	5.36	53,516	$18.34
$21.01 – 27.49	223,447	$24.68	6.98	99,756	$23.99

Total	422,946	$20.50	5.67	275,366	$18.58
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Periods ended June 30, 2005
(Dollars in thousands except per share data)	Three months	Six months
Net Income as Reported	$2,508	$4,645
Less: Value Determined Under Fair Value Based Method (net of taxes)	47	93
Amount Expensed in the Period (net of taxes)	0	0

Pro Forma Net Income	$2,461	$4,552

Basic Earnings per Share as Reported	$0.45	$0.83
Pro Forma Basic Earnings per Share	$0.44	$0.81

Diluted Earnings per Share as Reported	$0.44	$0.82
Pro Forma Diluted Earnings per Share	$0.43	$0.80

Newly Issued, Not Yet Effective Accounting Standard
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.
NOTE 2 — NONPERFORMING LOANS AND ASSETS
Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Nonperforming loans:
Nonaccrual loans	$5,877	$4,770
Loans 90 days or more past due	1,504	2,440
Renegotiated loans	0	0

Total nonperforming loans	$7,381	$7,210

Property from defaulted loans	$1,351	$1,020

Nonperforming loans as a percent of total loans*	0.81%	0.82%
Nonperforming loans plus Other Real Estate as a percent of total loans* plus Other Real Estate	0.98%	0.94%
Nonperforming assets as a percent of total assets	0.82%	0.78%
Analysis of the Allowance for Loan Losses
(Dollars in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$11,562	$10,127	$11,559	$10,581
Charge-offs	(221)	(210)	(514)	(886)
Recoveries	80	104	191	319

Net charge-offs	(141)	(106)	(323)	(568)
Provision for loan losses	200	73	385	81

Balance at end of period	$11,621	$10,094	$11,621	$10,094

Average total loans* outstanding during the period	$900,802	$678,835	$892,200	$674,539
Allowance for loan loss as a percent of total loans*	1.27%	1.47%	1.27%	1.47%
Allowance for loan loss as a percent of nonperforming loans	157%	356%	157%	356%
Net Charge-offs^ as a percent of average loans*	0.06%	0.06%	0.07%	0.17%

*	All loan ratios exclude loans held for sale

^	Annualized

NOTE 3 — BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands Except per Share Data)	2006	2005	2006	2005
Earnings per share
Net income	$2,899	$2,508	$5,323	$4,645
Weighted average common shares outstanding	6,271	5,602	6,271	5,598

Basic Earnings per Share	$0.46	$0.45	$0.85	$0.83

Earnings per share assuming dilution
Net income	$2,899	$2,508	$5,323	$4,645
Weighted average common shares outstanding	6,271	5,602	6,271	5,598
Add dilutive effect of assumed exercises of options	37	95	37	105

Weighted average common and dilutive potential common shares outstanding	6,308	5,697	6,308	5,703

Diluted Earnings per Share	$0.46	$0.44	$0.84	$0.81

Stock options for 109,098 shares for the three and six month periods of 2005, and 169,031 shares for the three and six month and periods of 2006, were not considered in computing diluted earnings per share because they were antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc. and its majority holding in C.A. Hanes Realty, Inc. and 1st Investors Title, LLC), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and Gladwin Land Company, Inc.
Subsequent events
The Corporation signed an agreement to sell a its Gladwin Land appraisal business in its continuing efforts to reduce under-productive expenses. The sale closed on August 1, and will not have a material impact on earnings in the third quarter.
Financial Condition
Total assets increased $10.5 million, or 1.0%, during the first six months of 2006. Cash and cash equivalents decreased $19.1 million, or 35.9%. Securities available for sale were lower, decreasing $4.9 million, or 6.6%, from December 31, 2005.
Total portfolio loans increased $33.1 million, or 3.8%, during the first six months of 2006. Average total loans were 3.7% higher in the second quarter of 2006 when compared with the fourth quarter of 2005. Residential mortgages were $9.8 million, or 3.6% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $6.9 million, or 11.2%. Commercial and commercial real estate loans were also higher, increasing $13.4 million, or 7.3%, from December 31, 2005.
Net charge-offs of loans were $323,000 in the first six months of 2006 compared to $568,000 in the first six months of 2005. The lower level of charge-offs this year was primarily due to the charge off of a single commercial loan in early 2005 which had been previously identified as a problem loan and had a specific allowance allocation. The year-to-date ratio of net charge-offs of loans (annualized) to average loans was 0.07% in 2006 compared to 0.17% in the same period of 2005. During the first two quarters of 2005, favorable developments and pay downs relating to a small number of problem credits allowed the Corporation to keep its provision expense low, at $81,000. Provision expense in the first half of 2006 was $385,000, as the Corporation provided additional reserves for loans which show increasing signs of weakness, growth in its loan portfolios, and for charged off loans that were not specifically reserved for in the remainder of the portfolio.
Non-performing loans as a percent of total loans was 0.81% at June 30, 2006, compared with 0.82% at year end 2005. Nonperforming loans were at a similar level as 2005 year end, but continue to run higher than the year ago period, primarily due to a single credit which was placed into nonaccrual status in the fourth quarter of 2005, as previously disclosed.
At June 30, 2006, the allowance as a percentage of average outstanding loans was 1.27% compared with 1.47% at the same point a year earlier. Management continues to maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.
Total core deposits increased $13.1 million or 1.8%, during the six months of 2006. Increases of $35.2 million, or 12.8%, in time deposits and $986,000 in savings deposits more than offset seasonal declines in interest bearing demand deposits of $23.4 million, or 12.5%. Wholesale CD’s decreased of $13.9 million or 16.6%. Non-interest bearing demand deposits grew by $384,000, or 0.3% from year end levels.
For the six month period ended June 30, 2006, securities sold under agreements to repurchase and overnight borrowings decreased $2.9 million, or 6.6%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. Federal Home Loan Bank advances and notes payable increased $1.1 million compared with year end 2005. The Corporation issued $10.3 million of subordinated debt in January of this year through a special purpose trust which was formed to issue trust preferred securities. This method of issuing debt provides the Corporation with additional funding as well as providing it with regulatory capital. The subordinated debt carries a rate of 6.049% for five years, at which time it converts to the current 90 day LIBOR rate plus 1.27%.
Total shareholders’ equity increased $2.0 million, or 2.1%, during the first six months of 2006. Net income of $5.3 million and stock issuances of $1.4 million increased shareholders’ equity, while stock repurchases of $1,916,000 and dividends of $2.8 million decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.25 at June 30, 2006, increasing 2.3% from $14.91 at December 31, 2005.
The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

			Total Risk-
		Tier 1	Based
(Dollars in Thousands)	Leverage	Capital	Capital
Capital Balances at June 30, 2006	$93,465	$93,465	$103,920
Required Regulatory Capital	$41,757	$35,477	$70,954
Capital in Excess of Regulatory Minimums	$51,708	$57,988	$32,966

Capital Ratios at June 30, 2006	8.95%	10.54%	11.72%
Regulatory Capital Ratios — Minimum Requirement	4.00%	4.00%	8.00%
Results of Operations
Three Months Ended June 30, 2006
For the second quarter of 2006, net income was $2,899,000, basic and diluted earnings per share were $0.46, compared to $2,508,000, $0.45, and $0.44 for the second quarter of 2005. Included in second quarter 2006 earnings is a gain on the sale of a 45% minority interest in the company’s title insurance subsidiary of $274,000 or $0.03 per share. The comparison of this year’s second quarter to last year is also effected by the addition of Keystone Community Bank through the acquisition of Keystone Financial Corporation, completed on October 1, 2005.
Average earning assets increased $214.8 million, or 28.0%, from the second quarter of 2005 to the same period of 2006. The yield on earning assets increased 83 basis points, to 7.24%, for the quarter ended June 30, 2006, compared to 6.41% for the quarter ended June 30, 2005. The cost of funding related liabilities also increased, rising 102 basis points when comparing the three month periods ended June 30th, from 2.01% in 2005, to 3.03% in 2006. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin decreased by 19 basis points, from 4.40% in 2005 to 4.21% in 2006. This year’s second quarter net interest margin, as compared to the prior year, was negatively impacted by six basis points due to the cost of funding the cash portion of the purchase consideration for the Keystone acquisition. Net interest income increased $1.9 million to $10.1 million in the second quarter of 2006 compared with the same period of 2005.
The provision for loan losses increased $127,000, when the second quarter of 2006 is compared to the same quarter of 2005. In the second quarter of 2005, the Corporation was able to provide just $73,000 to its allowance for loan loss reserve as a result of pay offs and pay downs of loans with established specific reserves. The second quarter of 2006 provision for loan loss was at a more normal level of $200,000. Net charge-offs for the second quarter of 2006 increased by $35,000 to $141,000, when compared to $106,000 in the same period of 2005. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.
Total non-interest income increased $401,000, or 15.4%, when the second quarter of 2006 is compared to the same period in 2005. The 2006 second quarter includes the $274,000 gain on the sale of a minority interest in the company’s title insurance subsidiary mentioned previously. Service charges on deposit accounts for the three month period ended June 30, 2006 were $233,000, or 22.9%, higher than the same period of 2005. Mortgage origination activity that occurred in the second quarter of 2005 resulted in a higher level of mortgage gains than occurred in this year’s second quarter. With interest rates moving higher throughout the last twelve months, the second quarter of 2006 saw minimal re-finance activity resulting in mortgage gains of just $362,000, a decrease of $69,000, or 19.1%, compared with the same period in 2005. Mortgage servicing income on the other hand increased $90,000 as a result of fewer prepayments on serviced mortgages. Other non-interest income, which includes the gain on the sale of a minority interest in the company’s title insurance subsidiary mentioned above, increased $163,000 when the second quarter of 2006 is compared with the same period of 2005.
Total non-interest expense increased $1.7 million, or 19.3%, when comparing the three month periods ended June 30, 2006 and 2005. Salaries and employee benefits were $791,000 higher than the 2005 level. Occupancy and equipment costs increased $262,000, or 21.3%, from the prior year’s second quarter. Amortization of intangibles was $93,000 higher than the previous year, increasing to $168,000 for the second quarter. Other miscellaneous non-interest expense increased $497,000, or 22.4%, when the second quarter of 2006 is compared to the same period of 2005. The increases in these four categories were primarily a result of the inclusion of Keystone’s cost in this year’s second quarter.
Federal Income tax expense increased $94,000, or 7.4%, reflecting increased taxes as a result of higher earnings. In the second quarter of 2006, Management reviewed its tax asset and liability accounts in order to reassess previous estimates of contingent tax positions. As a result of this review, the Corporation’s accrual rate for federal income tax was lowered to achieve its full year target effective tax rate.
Six Months Ended June 30, 2006
For first six months of 2006, net income was $5,323,000, basic earnings per share were $0.85, and diluted earnings per share were $0.84, compared to $4,645,000, $0.83, and $0.81 for the first six months of 2005. Include in the 2006 results is a gain on the sale of a 45% minority interest in the company’s title insurance subsidiary of $274,000 or $0.03 per share. The comparison of this year’s first half to last year is also effected by the addition of Keystone Community Bank through the acquisition of Keystone Financial Corporation, completed on October 1, 2005.
Average earning assets increased $216.9 million, or 28.4%, from the half of 2005 to the same period of 2006. The yield on earning assets increased 78 basis points, to 7.12%, for the period ended June 30, 2006, compared to 6.34% for the first half of 2005. The cost of funding related liabilities also increased, rising 99 basis points when comparing the six month periods ended June 30th, from 1.93% in 2005, to 2.92% in 2006. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin decreased by 22 basis points, from 4.42% in 2005 to 4.20% in 2006. This year’s year-to-date net interest margin, as compared to the prior year, was negatively impacted by six basis points due to the cost of funding the cash portion of the purchase consideration for the Keystone acquisition. Net interest income increased $3.7 million to $20.1 million in the first half of 2006 compared with the same period of 2005.
The provision for loan losses increased $304,000, when the first six months of 2006 is compared to the same period of 2005. In the first half of 2005, the Corporation was able to provide just $81,000 to its allowance for loan loss reserve as a result of pay offs and pay downs of loans with established specific reserves. For the first six months of 2006, provision for loan loss was at a more normal level of $385,000, roughly offsetting net charge offs of $323,000. Net charge-offs for the first six months of 2005 were $568,000, which included one large charge off, for which specific allowance allocations had been previously established. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.
Total non-interest income increased $471,000, or 9.8%, when year-to-date 2006 is compared to the same period in 2005. The 2006 results include the $274,000 gain on the sale of a minority interest in the company’s title insurance subsidiary previously mentioned. Excluding the gain, non-interest income would have increased $197,000 or 4.1%. Service charges on deposit accounts for the six month period ended June 30, 2006 were $435,000, or 28.9%, higher than the same period of 2005. Mortgage origination activity that occurred in the first half of 2005 resulted in a higher level of mortgage gains than occurred in the current year. With interest rates moving higher throughout the last twelve months, the first half of 2006 saw minimal re-finance activity resulting in mortgage gains of $610,000, a decrease of $276,000, or 31.2%, compared with the same period in 2005. Mortgage servicing income on the other hand increased $126,000 as a result of fewer prepayments on serviced mortgages. Other non-interest income, which includes the $274,000 gain on the sale of a minority interest in the company’s title insurance subsidiary mentioned above, increased $208,000 when the first six months of 2006 are compared with the same period of 2005.
Total non-interest expense increased $2.9 million, or 20.4%, when comparing the six month periods ended June 30, 2006 and 2005. Salaries and employee benefits were $1.5 million higher than the 2005 level. Occupancy and equipment costs increased $518,000, or 26.1%, from the prior year. Amortization of intangibles was $185,000 higher than the previous year, increasing to $336,000 for the year. Other miscellaneous non-interest expense increased $749,000, or 17.0%, when the six months of 2006 are compared to the same period of 2005. The increases in these four categories were primarily a result of the inclusion of Keystone’s cost in this year’s first six months.
Federal Income tax expense increased $218,000, or 14.6%, reflecting increased taxes as a result of higher earnings. In the second quarter of 2006, Management reviewed its tax asset and liability accounts in order to reassess previous estimates of contingent tax positions. As a result of this review, the Corporation’s accrual rate for federal income tax was lowered to achieve its full year target effective tax rate.
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
Firstbank faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. While commercial customer preferences have begun to shift from variable rate to fixed rate loans, the Corporation does not believe that there has been a material change in the nature of the Corporation’s primary market risk exposures, including the categories of market risk to which the Corporation is exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, the Corporation does not know of nor expect there to be any material change in the general nature of its primary market risk exposure in the near term.
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

Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

On August 7, 2006, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2006 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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
In the first quarter of 2006, the Corporation repurchased 24,500 shares of its common stock in open market transactions under the November 2003 repurchase plan. The shares were purchased at an average price of $23.23 per share. During the second quarter of 2006, the corporation repurchased 57,000 shares of its common stock in open market transactions at an average cost of $23.61. The Corporation has remaining authority to repurchase up to $3,616,068 of market value of its common stock under the November 2003 repurchase plan.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
			a Part of Publicly	Shares that May yet
	Total Number	Average Price	Announced Plans	Be Purchased Under
Period	of Shares Purchased	Paid per Share	or Programs	the Approved Plan
April	0	—	0	$4,962,118

May	57,000	$23.61	57,000	$3,616,068

June	0	—	0	$3,616,068

Total	57,000	$23.23	57,000	$3,616,068
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting was held on April 24, 2006. At the meeting, three directors were elected, each for a three year term, and the shareholders approved the Firstbank Corporation 2006 Stock Compensation Plan. The votes were as follows:

		Vote
Director Nominee:	Term Expires	For:	Withheld:
Jeff A. Gardner	2009	4,481,643	30,387
David D. Roslund	2009	4,479,622	62,408
Thomas R. Sullivan	2009	4,356,441	155,589
Approval of the Firstbank Corporation 2006 Stock Compensation Plan:

For:	Against:	Abstained:
2,892,086	421,744	56,311
Item 5. Other Information
The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report.

Item 6. Exhibits

Exhibit	Description
10.1	Form of Stock Option Agreement 2006 Stock Compensation Plan

10.2	Form of Restricted Stock Agreement 2006 Stock Compensation Plan

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION (Registrant)

Date: August 7, 2006	/s/ Thomas R. Sullivan

Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2006	/s/ Samuel G. Stone

Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Stock Option Agreement 2006 Stock Compensation Plan

10.2	Form of Restricted Stock Agreement 2006 Stock Compensation Plan

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.