Form 10-Q
period 2006-09-30
FIRSTBANK CORP
filed 2006-11-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _____________________.

Commission file number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2). Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common stock outstanding at October 31, 2006: 6,220,881 shares.

INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (UNAUDITED)	Page 3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 15
Item 4	Controls and Procedures	Page 16
PART II	OTHER INFORMATION
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	Page 17

Item 5	Other Information	Page 17
Item 6	Exhibits	Page 18
SIGNATURES		Page 19
EXHIBIT INDEX		Page 20

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Dollars in thousands)
UNAUDITED

	September 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$29,080	$36,037
Short term investments	6,703	17,295

Total Cash and Cash Equivalents	35,783	53,332

Securities available for sale	71,900	73,811
Federal Home Loan Bank stock	6,137	6,309
Loans held for sale	1,236	293
Loans, net of allowance for loan losses of $10,689 at September 30, 2006
and $11,559 at December 31, 2005	901,675	867,065
Premises and equipment, net	19,916	19,477
Acquisition goodwill	20,093	19,888
Other intangibles	3,206	3,710
Accrued interest receivable and other assets	21,000	17,233

TOTAL ASSETS	$1,080,946	$1,061,118

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$121,320	$130,556
Interest bearing accounts:
Demand	168,597	187,398
Savings	129,578	133,584
Time	400,403	359,567

Total Deposits	819,898	811,105

Securities sold under agreements to repurchase and overnight borrowings	36,350	43,311
Federal Home Loan Bank advances	93,630	83,044
Notes Payable	73	7,590
Subordinated Debentures	20,620	10,310
Accrued interest and other liabilities	14,360	12,181

Total Liabilities	984,931	967,541

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 6,218,726 shares issued
and outstanding ( 6,278,035 at December 31, 2005)	86,108	87,634
Retained earnings	10,047	6,198
Accumulated other comprehensive income/(loss)	(140)	(255)

Total Shareholders' Equity	96,015	93,577

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,080,946	$1,061,118

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,

	2006	2005

Interest Income:
Interest and fees on loans	$17,366	$12,199
Securities
Taxable	555	489
Exempt from Federal Income Tax	245	233
Short term investments	107	40

Total Interest Income	18,273	12,961
Interest Expense:
Deposits	6,066	2,972
FHLB advances and other	1,663	1,202
Subordinated Debt	337	141

Total Interest Expense	8,066	4,315
Net Interest Income	10,207	8,646
Provision for loan losses	213	73

Net Interest Income after provision for loan losses	9,994	8,573
Noninterest Income:
Gain on sale of mortgage loans	346	438
Service charges on deposit accounts	955	778
Gain on sale of securities	0	5
Mortgage servicing, net of amortization	128	48
Other	1,055	1,301

Total Noninterest Income	2,484	2,570
Noninterest Expense:
Salaries and employee benefits	4,589	3,896
Occupancy and equipment	1,290	1,011
Amortization of intangibles	168	75
Other	2,520	2,328

Total Noninterest Expense	8,567	7,310

Income before federal income taxes	3,911	3,833
Federal income taxes	1,194	1,236

NET INCOME	$2,717	$2,597

Comprehensive Income	$3,048	$2,455

Basic Earnings Per Share	$0.44	$0.46

Diluted Earnings Per Share	$0.43	$0.45

Dividends Per Share	$0.225	$0.210

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,

	2006	2005

Interest Income:
Interest and fees on loans	$49,897	$34,399
Securities
Taxable	1,608	1,451
Exempt from Federal Income Tax	734	712
Short term investments	294	104

Total Interest Income	52,533	36,666
Interest Expense:
Deposits	16,473	7,832
FHLB advances and other	4,804	3,382
Subordinated Debt	983	384

Total Interest Expense	22,260	11,608
Net Interest Income	30,273	25,058
Provision for loan losses	598	154

Net Interest Income after provision for loan losses	29,675	24,904
Noninterest Income:
Gain on sale of mortgage loans	956	1,324
Service charges on deposit accounts	2,893	2,281
Gain on sale of securities	7	34
Mortgage servicing, net of amortization	332	126
Other	3,577	3,615

Total Noninterest Income	7,765	7,380
Noninterest Expense:
Salaries and employee benefits	13,774	11,619
Occupancy and equipment	3,793	2,996
Amortization of intangibles	504	226
Other	7,731	6,779

Total Noninterest Expense	25,802	21,620

Income before federal income taxes	11,638	10,664
Federal income taxes	3,598	3,422

NET INCOME	$8,040	$7,242

Comprehensive Income	$8,155	$6,759

Basic Earnings Per Share	$1.28	$1.29

Diluted Earnings Per Share	$1.28	$1.26

Dividends Per Share	$0.67	$0.62

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,

	2006	2005

OPERATING ACTIVITIES
Net income	$8,040	$7,242
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	598	154
Depreciation of premises and equipment	1,860	1,482
Net amortization of security premiums/discounts	8	117
Gain on sale of securities	(7)	(34)
Amortization of intangibles	504	226
Stock option and restricted stock grant compensation expense	180	4
Gain on sale of mortgage loans	(955)	(1,324)
Proceeds from sales of mortgage loans	41,279	59,069
Loans originated for sale	(41,266)	(55,980)
(Increase)/decrease in accrued interest receivable and other assets	(1,229)	647
Increase in accrued interest payable and other liabilities	2,179	2,051

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,191	13,654

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	0	120
Cash paid into escrow for pending acquisition	0	(11,348)
Proceeds from maturities and calls of securities available for sale	26,577	12,594
Purchases of securities available for sale	(24,492)	(14,179)
Purchases of FHLB stock	(263)	(208)
Sale of FHLB stock	435	0
Proceeds from sale of fixed assets	52	0
Net increase in portfolio loans	(38,012)	(47,019)
Net purchases of premises and equipment	(2,351)	(1,015)

NET CASH USED IN INVESTING ACTIVITIES	(38,054)	(61,055)

FINANCING ACTIVITIES
Net increase in deposits	8,793	41,925
Decrease in securities sold under agreements to repurchase and other
	(6,961)	(1,635)
short term borrowings
Repayment of notes payable and other borrowings	(7,517)	(20)
Repayment of Federal Home Loan Bank borrowings	(5,134)	(13,369)
Proceeds from Federal Home Loan Bank borrowings	15,720	21,900
Proceeds from subordinated debentures	10,310	0
Cash proceeds from issuance of common stock	2,000	1,925
Purchase of common stock	(3,706)	(1,015)
Cash dividends	(4,191)	(3,475)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,314	46,236

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,549)	(1,165)
Cash and cash equivalents at beginning of period	53,332	25,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,783	$24,607

Supplemental Disclosure
Interest Paid	$21,279	$11,099
Income Taxes Paid	$3,566	$2,475
Non cash transfers of loans to Other Real Estate Owned	$2,804	$70

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
UNAUDITED

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in C.A. Hanes Realty Inc. and 1st Investors Title, LLC), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and Gladwin Land Company, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

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

Beginning with the first quarter of 2006 stock-based compensation cost is reflected in net income using the fair value method, as required by Statement of Financial Accounting Standards No. 123R — Share based Payments. Prior to the first quarter of 2006, stock-based compensation cost was reflected as a footnote adjustment to net income, as allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants of stock options in the first three quarters of 2006, or 2005.

Activity under the plans:

	Nine months ended September 30, 2006 Total options outstanding

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	448,568	$20.23	$2.86
Granted	0	-	-
Exercised	(32,288)	$14.06	$9.37
Forfeited	(10,257)	$24.74	-
Options outstanding, end of period	406,023	$20.60	$3.75
Options exercisable, end of period	262,991	$18.70	$5.32

The aggregate intrinsic value of all options outstanding at September 30,2006 was $1.5 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $1.4 million.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine months ended September 30,

(dollars in thousands)	2006	2005

Proceeds of options exercised	$454	$468
Related tax benefit recognized	$154	$159
Intrinsic value of options exercised	$303	$409

Options outstanding at September 30, 2006 were as follows:

	Options outstanding			Exercisable

Range of exercise prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Shares	Weighted Average Exercise Price

$ 4.92 - $12.00	4,816	$8.77	0.57	4,816	$8.77
$12.01 - $16.00	116,878	$14.64	3.55	109,342	$14.67
$16.01 - $21.00	68,267	$18.75	5.11	52,544	$18.33
$21.01 - 27.49	216,062	$24.68	6.73	96,289	$23.99

Total	406,023	$20.60	5.47	262,991	$18.70

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Periods ended September 30, 2005
(Dollars in thousands except per share data)

	Three months	Nine months

Net Income as Reported	$2,597	$7,242
Less: Value Determined Under Fair Value Based Method
(net of taxes)	47	140

Amount Expensed in the Period (net of taxes)	0	0
Pro Forma Net Income	$2,550	$7,102

Basic Earnings per Share as Reported	$0.46	$1.29
Pro Forma Basic Earnings per Share	$0.46	$1.27

Diluted Earnings per Share as Reported	$0.45	$1.26
Pro Forma Diluted Earnings per Share	$0.45	$1.25

Newly Issued, Not Yet Effective Accounting Standard

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (SAB 108), This SAB provides guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoptions, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

NOTE 2 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	September 30, 2006	December 31, 2005

Nonperforming loans:
Nonaccrual loans	$2,868	$4,770
Loans 90 days or more past due	1,079	2,440
Renegotiated loans	0	0

Total nonperforming loans	$3,947	$7,210

Property from defaulted loans	$3,824	$1,020

Nonperforming loans as a percent of total loans*	0.43%	0.82%
Nonperforming loans plus Other Real Estate as a percent of total	0.85%	0.94%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.72%	0.78%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$11,621	$10,094	$11,559	$10,581
Charge-offs	(1,240)	(147)	(1,754)	(1,033)
Recoveries	95	67	287	385

Net charge-offs	(1,145)	(80)	(1,467)	(648)
Provision for loan losses	213	73	597	154

Balance at end of period	$10,689	$10,087	$10,689	$10,087

Average total loans* outstanding during the period	$914,979	$701,592	$903,997	$683,556
Allowance for loan loss as a percent of total loans*	1.17%	1.41%	1.17%	1.41%
Allowance for loan loss as a percent
of nonperforming loans	271%	333%	271%	333%
Net Charge-offs^ as a percent of average loans*	0.50%	0.05%	0.22%	0.13%

* All loan ratios exclude loans held for sale
^ Annualized

NOTE 3 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005		2006	2005

Earnings per share
Net income	$2,717	$2,597		$8,040	$7,242
Weighted average common shares outstanding	6,242	5,627		6,261	5,608

Basic Earnings per Share	$0.44	$0.46		$1.28	$1.29

Earnings per share assuming dilution
Net income	$2,717	$2,597		$8,040	$7,242
Weighted average common shares outstanding	6,242	5,627		6,261	5,608
Add dilutive effect of assumed exercises of options	38	95		42	101

Weighted average common and dilutive potential common	6,280	5,722		6,303	5,709
shares outstanding

Diluted Earnings per Share	$0.43	$0. 4	5	$1.28	$1.27

Stock options for 114,553 shares for the three and nine month periods of 2005, and 169,031 shares for the three month period of 2006 and 168,991 for the nine month period of 2006, were not considered in computing diluted earnings per share because they were antidilutive.

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

Subsequent events

On October 10, 2006 the Corporation formed a captive insurance company, FBMI Risk Management Services, Inc., for the purpose of managing insurable risks of its affiliates. The new subsidiary is licensed in the state of Nevada and will provide certain insurance coverages to affiliated companies of Firstbank Corporation only.

Financial Condition

Total assets increased $19.5 million, or 1.8%, during the first nine months of 2006. Cash and cash equivalents decreased $17.5 million, or 32.8%. Securities available for sale were lower, decreasing $1.9 million, or 2.6%, from December 31, 2005. An adjustment to increase goodwill by $205,000 was recorded in the third quarter of this year to finalize the recording of the Keystone transaction.

Total portfolio loans increased $34.6 million, or 4.0%, during the first nine months of 2006. Average total loans were 3.9% higher in the third quarter of 2006 when compared with the fourth quarter of 2005. Residential mortgages were $7.5 million, or 2.7% higher, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $6.7 million, or 10.9%. Commercial and commercial real estate loans were also higher, increasing $14.7 million, or 3.0%, from December 31, 2005.

Net charge-offs of loans were $1,467,000 in the first nine months of 2006 compared to $648,000 in the first nine months of 2005. The higher level of charge-offs this year was primarily due to the charge off of portion of the balance of a large commercial credit in the third quarter of this year, which had been previously identified as a problem loan, and had a specific allowance allocation. The year-to-date ratio of net charge-offs of loans (annualized) to average loans was 0.22% in 2006 compared to 0.13% in the same period of 2005. During the first three quarters of 2005, favorable developments and pay downs relating to a small number of problem credits allowed the Corporation to keep its provision expense low, at $154,000. Provision expense in the first nine months of 2006 was $598,000, as the Corporation provided additional reserves for loans which show increasing signs of weakness, growth in its loan portfolios, and for charged off loans that were not specifically reserved for in the remainder of the portfolio.

During the third quarter, the Company made significant progress toward resolving a $3.1 million problem credit with no effect on earnings of the current year. The impact of this credit on the Company’s non-performing loan measures and the existence of specific allowance for loan losses related to this problem credit prior to the beginning of 2006 have been reported previously. The Company took title to collateral real estate and loan balances were charged down against the allowance for loan losses in the approximate amount of the specific reserve previously established. The remaining balance was classified as other real estate owned. The Company subsequently sold the real estate to a third party at a price that approximated its adjusted carrying value in the fourth quarter of 2006.

Another problem credit has been steadily making progress toward the sale of a business in which we are involved in a lending relationship of similar size. Although the loan continues to be current on its payments and is classified as a performing loan, we had previously established a specific reserve due to doubtful prospects for the business. It now appears possible, although not certain, that the situation may be resolved favorably. As a result of a potentially smaller than anticipated loss on this loan, allocated reserves may need to be reversed if the situation is resolved favorably. The accounting treatment may include the possibility of a negative provision expense. However, we do not intend to make adjustments unless or until the hoped for transaction is completed. If the loan does become a loss, we believe existing reserves will be adequate to cover our exposure.

Non-performing loans as a percent of total loans was 0.43% at September 30, 2006, compared with 0.82% at year end 2005. Non-performing loan balances were $3.3 million lower than 2005 year end, primarily due to actions taken on the large commercial credit discussed above. This credit had been placed on nonaccrual status in the fourth quarter of 2005, as previously disclosed.

At September 30, 2006, the allowance as a percentage of average outstanding loans was 1.17% compared with 1.41% at the same point a year earlier. Management continues to maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total core deposits increased $25.0 million or 3.4%, during the nine months of 2006. Increases of $57.2 million, or 20.7%, in core time deposits more than offset declines in interest bearing demand deposits of $18.8 million, or 10.0%, non-interest bearing demand deposits of $9.2 million or 7.1% and savings deposits of $4.1 million or 3.8%. Wholesale CD’s decreased by $16.2 million or 19.4%.

For the period ended September 30, 2006, securities sold under agreements to repurchase and overnight borrowings decreased $7.0 million, or 16.1%, due to normal fluctuations in customer cash flows and less reliance on overnight borrowing. Federal Home Loan Bank advances and notes payable increased $3.1 million compared with year end 2005. The Corporation issued $10.3 million of subordinated debt in January of this year through a special purpose trust which was formed to issue trust preferred securities. This method of issuing debt provides the Corporation with additional funding as well as providing its banks with regulatory capital.

Total shareholders’ equity increased $2.4 million, or 2.6%, during the first nine months of 2006. Net income of $8.0 million and stock issuances of $2.0 million increased shareholders’ equity, while stock repurchases of $3.7 million and dividends of $4.2 million decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.44 at September 30, 2006, increasing 3.6% from $14.91 at December 31, 2005.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at September 30, 2006	$93,497	$93,497	$103,654
Required Regulatory Capital	$42,439	$35,629	$71,258
Capital in Excess of Regulatory Minimums	$51,058	$57,868	$32,396

Capital Ratios at September 30, 2006	8.81%	10.50%	11.64%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended September 30, 2006

For the third quarter of 2006, net income was $2,717,000, basic and diluted earnings per share were $0.44, and $0.43 compared to $2,597,000, $0.46, and $0.45 for the third quarter of 2005. The comparison of this year’s third quarter to last year is effected by the addition of Keystone Community Bank through the acquisition of Keystone Financial Corporation, completed on October 1, 2005.

Average earning assets increased $209.7 million, or 26.7%, from the third quarter of 2005 to the same period of 2006. The yield on earning assets increased 72 basis points, to 7.35%, for the quarter ended September 30, 2006, compared to 6.63% for the quarter ended September 30, 2005. The cost of funding related liabilities also increased, rising 103 basis points when comparing the three month periods ended September 30th, from 2.17% in 2005, to 3.20% in 2006. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin decreased by 31 basis points, from 4.46% in 2005 to 4.15% in 2006. This year’s third quarter net interest margin, as compared to the prior year, was negatively impacted by six basis points due to the cost of funding the cash portion of the purchase consideration for the Keystone acquisition. Net interest income increased $1.6 million to $10.2 million in the third quarter of 2006 compared with the same period of 2005.

The provision for loan losses increased $140,000, when the third quarter of 2006 is compared to the same quarter of 2005. In the third quarter of 2005, the Corporation was able to provide just $73,000 to its allowance for loan loss reserve as a result of pay offs and pay downs of loans with established specific reserves, compared with $213,000 provided in the third quarter of 2006. Net charge-offs in this years third quarter increased by $1,064,000 to $1,144,000, when compared to $80,000 in the same period of 2005. The Company was able to keep its provision expense at the level disclosed above as large charge offs in the quarter had been previously provided at the time these loans were identified as problem loans. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income decreased $86,000, or 3.3%, when the third quarter of 2006 is compared to the same period in 2005. Service charges on deposit accounts for the three month period ended September 30, 2006 increased $177,000, or 22.8%, compared with the same period of 2005. Mortgage origination activity that occurred in the third quarter of 2005 resulted in a higher level of mortgage gains than occurred in this year’s third quarter. With interest rates moving higher throughout the last twelve months, the third quarter of 2006 saw minimal re-finance activity resulting in mortgage gains of just $346,000, a decrease of $92,000, or 21.0%, compared with the same period in 2005. Mortgage servicing income on the other hand increased $80,000 as a result of fewer prepayments on serviced mortgages. Other non-interest income, decreased $246,000 when the third quarter of 2006 is compared with the same period of 2005, primarily due to the decrease of revenue caused by the sale of the Company’s title insurance and appraisal businesses.

Total non-interest expense increased $1.3 million, or 17.2%, when comparing the three month periods ended September 30, 2006 and 2005. Salaries and employee benefits were $693,000 higher than the 2005 level. Occupancy and equipment costs increased $279,000, or 27.6%, from the prior year’s third quarter. Amortization of intangibles was $93,000 higher than the previous year, increasing to $168,000 for the third quarter. Other miscellaneous non-interest expense increased $192,000, or 8.2%, when the third quarter of 2006 is compared to the same period of 2005. The increases in these four categories were primarily a result of the inclusion of Keystone’s cost in this year’s third quarter, and was offset to a lesser degree by a reduction in expense associated with the sale of the Company’s title insurance and appraisal businesses.

Federal Income tax expense decreased $42,000, or 3.4%, reflecting a decrease of the Company’s effective tax rate. In the second quarter of 2006, Management reviewed its tax asset and liability accounts in order to reassess previous estimates of contingent tax positions. As a result of this review, the Corporation’s accrual rate for federal income tax was lowered to achieve its full year target effective tax rate.

Nine Months Ended September 30, 2006

For first nine months of 2006, net income was $8,040,000, basic earnings per share were $1.29, and diluted earnings per share were $1.27, compared to $7,242,000, $1.29, and $1.26 for the first nine months of 2005. Included in the 2006 results is a gain on the sale of a 45% minority interest in the company’s title insurance subsidiary of $274,000 or $0.03 per share. The comparison of this year’s first nine months to last year is also effected by the addition of Keystone Community Bank through the acquisition of Keystone Financial Corporation, completed on October 1, 2005.

Average earning assets increased $213.8 million, or 27.8%, from the first three quarters of 2005 to the same period of 2006. The yield on earning assets increased 76 basis points, to 7.20%, for the period ended September 30, 2006, compared to 6.44% for the first three quarters of 2005. The cost of funding related liabilities also increased, rising 101 basis points when comparing the nine month periods ended September 30th, from 2.01% in 2005, to 3.02% in 2006. Since the increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, the net interest margin decreased by 25 basis points, from 4.43% in 2005 to 4.18% in 2006. This year’s year-to-date net interest margin, as compared to the prior year, was negatively impacted by six basis points due to the cost of funding the cash portion of the purchase consideration for the Keystone acquisition. Net interest income increased $5.2 million to $30.3 million in the first nine months of 2006 compared with the same period of 2005.

The provision for loan losses increased $444,000, when the first nine months of 2006 is compared to the same period of 2005. In the first three quarters of 2005, the Corporation was able to provide just $154,000 to its allowance for loan loss reserve as a result of pay offs and pay downs of loans with established specific reserves, compared with $598,000 in 2006. Net charge-offs for the first nine months of 2006 were $1,467,000, which included the charge down of a large problem credit for which specific allowance allocations had been previously established. Management has developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across its banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income increased $385,000, or 5.2%, when year-to-date 2006 is compared to the same period in 2005. The 2006 results include the $274,000 gain on the sale of a minority interest in the company’s title insurance subsidiary previously mentioned. Excluding the gain, non-interest income would have increased $111,000 or 1.4%. Service charges on deposit accounts for the nine month period ended September 30, 2006 were $612,000, or 22.8%, higher than the same period of 2005. Mortgage origination activity that occurred in the first nine months of 2005 resulted in a higher level of mortgage gains than occurred in the current year. With interest rates moving higher throughout the last twelve months, the first nine months of 2006 saw minimal re-finance activity resulting in mortgage gains of $956,000, a decrease of $368,000, or 21.0%, compared with the same period in 2005. Mortgage servicing income on the other hand increased $206,000 as a result of fewer prepayments on serviced mortgages. Other non-interest income, which includes the $274,000 gain on the sale of a minority interest in the company’s title insurance subsidiary mentioned above, decreased $38,000 when the first nine months of 2006 are compared with the same period of 2005.

Total non-interest expense increased $4.2 million, or 17.2%, when comparing the nine month periods ended September 30, 2006 and 2005. Salaries and employee benefits were $2.2 million higher than the 2005 level. Occupancy and equipment costs increased $797,000, or 26.6%, from the prior year. Amortization of intangibles was $278,000 higher than the previous year, increasing to $504,000 for the year. Other miscellaneous non-interest expense increased $952,000, or 14.0%, when the nine months of 2006 are compared to the same period of 2005. The increases in these four categories were primarily a result of the inclusion of Keystone’s cost in this year’s first nine months.

Federal Income tax expense increased $176,000, or 5.1%, reflecting increased taxes as a result of higher earnings. In the second quarter of 2006, Management reviewed its tax asset and liability accounts in order to reassess previous estimates of contingent tax positions. As a result of this review, the Corporation’s accrual rate for federal income tax was lowered to achieve its full year target effective tax rate.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 2, 2006, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2006 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

In the first nine months of 2006, the Corporation repurchased 156,500 shares of its common stock in open market transactions under the November 2003 repurchase plan. The shares were purchased at an average price of $23.68 per share. During the third quarter of 2006, the corporation repurchased 75,000 shares of its common stock in open market transactions at an average cost of $23.86. The Corporation has remaining authority to repurchase up to $1,826,313 of market value of its common stock under the November 2003 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

July	0	--	0	$3,616,068
August	55,000	$23.83	55,000	$2,305,318
September	20,000	$23.95	20,000	$1,826,313
Total	75,000	$23.86	75,000	$1,826,313

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

Date: November 7, 2006	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2006	/s/ Samual G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.