Form 10-K
period 2006-12-31
FIRSTBANK CORP
filed 2007-03-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________.

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ____   No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]  interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).  Large accelerated filer  ___   Accelerated filer     X     Non-accelerated filer  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ___  No    X

Aggregate Market Value as of June 30, 2006: $144,683,000

Common stock outstanding at March 2, 2007: 6,496,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2006, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 23, 2007 are incorporated by reference in Part III.

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

PART 1

ITEM 1.      Business.

        Firstbank Corporation (the “Corporation”) is a financial holding company. We own all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank, Gladwin Land Company, Inc. (a real estate appraisal company), and FBMI Risk Management Services, Inc. (a captive insurance company).

        Our business is concentrated in a single industry segment – commercial banking. Each subsidiary bank is a full-service community bank. Our subsidiary banks offer all customary banking services, including the acceptance of checking, savings, and time deposits and the making of commercial, mortgage (principally single family), home improvement, automobile, and other consumer loans. Trust services are offered to customers through Citizens Bank Wealth Management in the Firstbank – Alma main office.

        Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 83% of total revenue in 2006, 80% in 2005, and 76% in 2004. Non-interest revenue accounted for approximately 13% of total revenue in 2006, 15% in 2005, and 19% in 2004. Interest on securities accounted for approximately 4% of total revenue 2006 and 5% in each of 2005, and 2004. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

        Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Prescott, Rose City, St. Helen and West Branch Township. Firstbank – West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Title, Incorporated (a title insurance company), Firstbank — West Branch Mortgage Company (a subsidiary of the bank, established in 2001) and a 55% interest in C.A. Hanes Realty, Incorporated. 1st Title, Incorporated owns a 52% interest in 1st Investors Title, LLC (a title insurance company).

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

        Keystone Community Bank is a Michigan state chartered bank which was established in 1997 and acquired by us on October 1, 2005. Its main office and two branches are located in Kalamazoo with two additional branches in Portage. Keystone Mortgage Services, LLC, is a 99% owned subsidiary of the bank. Keystone Premium Finance, LLC, is a 90% owned subsidiary of the bank. Keystone T.I. Sub, LLC is wholly owned by the bank, and KCB Title Insurance Agency, LLC is a 50% owned subsidiary of Keystone T.I. Sub, LLC.

        The following table shows comparative information concerning our subsidiary banks at December 31, 2006:

	Firstbank - Alma	Firstbank (Mt Pleasant)	Firstbank - West Branch	Firstbank - Lakeview	Firstbank - St. Johns	Keystone

	(In Thousands of Dollars)
Assets	$246,522	$200,713	$232,782	$123,812	$69,321	$207,989
Deposits	184,621	161,733	178,374	91,665	58,555	164,975
Loans	191,072	179,194	207,294	110,684	61,600	160,471

        As of December 31, 2006 we employed 405 persons on a full-time equivalent basis.

        Banking in our market areas and in the State of Michigan is highly competitive. In addition to competition from other commercial banks, we face significant competition from non-bank financial institutions. Savings and loan associations are able to compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are also significant factors in the consumer loan market. Insurance companies, investment firms and retailers are significant competitors for investment products. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (the convenience and quality of services rendered to customers).

        Our subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in six geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; Firstbank – St. Johns primarily in Clinton County; and Keystone Community Bank primarily in Kalamazoo county.

        Banks and bank holding companies are extensively regulated. We are a financial holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns and Keystone Community Bank are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

        Laws that govern banks significantly limit their business activities in a number of respects. Prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for us to acquire control of any additional banks or branches. Our business activities are limited to banking and to other activities which are determined, by the Federal Reserve Board, to be closely related to banking. Transactions among the Corporation and its subsidiary banks are significantly restricted. In addition, bank regulations govern the ability of our subsidiary banks to pay dividends or make other distributions to the Corporation.

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

        Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore, subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. In 2004 section 404 of the Sarbanes-Oxley Act were implemented, which require us and our auditors to report on the Company’s system of internal controls. Extensive testing and monitoring of our internal control environment was performed by both our management and our external audit firm.

        The enactment of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) represents a pivotal point in the history of the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930‘s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provided a new regulatory framework for regulation through the “financial holding company” which will have, as its umbrella regulator, the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries will be conducted by their primary functional regulator. In order to qualify as a financial holding company a bank holding company must file an election to become a financial holding company and each of its banks must be “well capitalized” and “well managed”. In addition, the GLB Act makes satisfactory or above Community Reinvestment Act compliance, for insured depository institutions and their financial holding companies, necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. We are also subject to certain state laws that deal with the use and distribution of non-public personal information.

        We believe that the GLB Act could significantly increase competition in our business. We applied for and were granted financial holding company status in the third quarter of 2006.

        The instruments of government monetary policy, as determined by the Federal Reserve Board, may influence the growth and distribution of bank loans, investments, and deposits and may also affect interest rates on loans and deposits. These policies have a significant effect on the operating results of banks.

        Under applicable laws, regulations and policies, we are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Any insured depository institution owned by us may be assessed for losses incurred by the Federal Deposit Insurance Corporation (the “FDIC”) in connection with assistance provided to, or the failure of, any other insured depository institution owned by us.

        On March 31, 2006, the Federal Deposit Insurance Corporation (FDIC) merged the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

        On November 2, 2006, the FDIC adopted final regulations that implemented the Reform Act of 2005. The final regulations enable the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has new flexibility to manage the DIF’s reserve ratio within a range, which in turn will help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them.

        Federal law allows financial holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law and to establish interstate branch networks through acquisitions of other banks. Michigan and federal law permits both U.S. and non U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriated circumstances and with the approval of the Commissioner: (i) acquisition of Michigan banks by FDIC insured banks, savings banks, or savings and loan associations located in other states (ii) sale by a Michigan bank of branches to an FDIC insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity; (iii) consolidation of Michigan banks and FDIC insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation; (iv) establishment of branches in Michigan by FDIC insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction; and (v) establishment by foreign banks of branches located in Michigan.

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

        Each of our subsidiary banks, and the Corporation itself on a consolidated basis, maintains capital at levels which exceed both the minimum and well capitalized levels under currently applicable regulatory requirements.

        The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2006:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation - Consolidated	8.81%	10.37%	11.43%
Firstbank - Alma	7.37%	9.80%	11.06%
Firstbank (Mount Pleasant)	8.07%	8.99%	10.02%
Firstbank - West Branch	7.59%	9.38%	10.40%
Firstbank - Lakeview	7.80%	9.09%	10.34%
Firstbank - St. Johns	8.48%	9.70%	10.71%
Keystone Community Bank	9.07%	9.44%	10.36%

        The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

	(In Thousands of Dollars)

Capital Balances at December 31, 2006	$93,688	$93,688	$103,285
Required Regulatory Capital	42,540	36,134	72,269

Capital in Excess of Regulatory Minimums	$51,148	$57,554	$31,016

        The nature of the business of our subsidiaries is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property. These include property owned for branch offices and other business purposes as well as properties taken in, or in lieu of, foreclosures to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of remediation of contamination on or originating from such properties, even though they are wholly innocent of the actions which caused the contamination. Such liabilities can be material and can exceed the value of the contaminated property.

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

	December 31

	2006	2005	2004

	(In Thousands of Dollars)

Taxable
US Government Agencies	$33,584	$36,851	$37,399
States and Political Subdivisions	1,629	3,655	5,526
Mortgage Backed Securities	4,143	3,544	3,021
Corporate and Other	3,210	2,879	1,474

Total Taxable	42,566	46,929	47,420
Tax-Exempt
States and Political Subdivisions	26,559	26,882	25,055

Total	$69,125	$73,811	$72,475

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2006, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)

	(In Thousands of Dollars)

U.S. Agencies:
One Year or Less	$22,084	3.58%
Over One Through Five Years	8,503	3.79%
Over Five Through Ten Years	2,997	5.65%

Total	33,584	3.82%
State and Political Subdivisions:
One Year or Less	4,437	4.51%
Over One Through Five Years	13,453	4.45%
Over Five Through Ten Years	6,677	4.37%
Over Ten Years	3,621	5.23%

Total	28,188	4.54%
Mortgage Backed Securities
One Year or Less	3	6.50%
Over One Through Five Years	3,045	4.64%
Over Five Through Ten Years	122	6.00%
Over Ten Years	973	4.91%

Total	4,143	4.74%
Corporate and Other:
One Year or Less	3,210	6.04%

Total	3,210	6.04%
TOTAL	$69,125	4.27%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2006	2005	2004	2003	2002

	(In Thousands of Dollars)

Loan Categories:
Commercial and Agricultural	$194,810	$183,473	$110,261	$112,384	$97,951
Real Estate Mortgages	570,386	574,873	456,585	407,924	392,950
Real Estate Construction	81,218	61,067	47,920	55,160	47,103
Consumer	63,106	59,211	56,321	60,128	63,417

Total	$909,520	$878,624	$671,887	$635,596	$601,421

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2006. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total

	(In Thousands of Dollars)

Commercial and Agricultural	$72,830	$101,994	$19,986	$194,810
Real Estate Construction	41,517	33,131	6,570	81,218

Total	$114,347	$135,125	$26,556	$276,028

Loans Due after One Year:
With Pre-determined Rate		$72,757	$21,862	94,619
With Adjustable Rates		62,368	4,694	67,062

Total		$135,125	$26,556	$161,681

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2006	2005	2004	2003	2002

	(In Thousands of Dollars)

Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$813	$534	$806	$529	$215
Real Estate Mortgages	847	4,079	633	269	355
Consumer	108	158	17	36	60

Total	1,768	4,771	1,456	834	630

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	767	199	158	21	2,821
Real Estate Mortgages	1,597	2,054	186	543	290
Consumer	121	188	64	17	19

Total	2,485	2,441	408	581	3,130

Renegotiated Loans:
Commercial and Agricultural	0	0	0	0	53
Real Estate Mortgages	0	0	0	0	0

Total	0	0	0	0	53

Total Nonperforming Loans	4,253	7,212	1,864	1,415	3,813

Property from Defaulted Loans	1,700	1,020	950	364	578

Total Nonperforming Assets	$5,953	$7,352	$2,814	$1,779	$4,391

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2006, was $314,680. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $97,514 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2006 we had $30,656,564 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2006, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2006.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2006	2005	2004	2003	2002

Balance at Beginning of Period	$11,559	$10,581	$11,627	$11,536	$11,038
Allowance of acquired banks	0	1,949	0	0	0
Charge-Offs:
Commercial and Agricultural	1,910	1,146	224	219	285
Real Estate Mortgages	157	84	221	50	242
Consumer	627	509	485	509	508

Total Charge-Offs	2,694	1,739	930	778	1,035
Recoveries:
Commercial and Agricultural	86	173	65	104	98
Real Estate Mortgages	21	57	77	32	64
Consumer	227	243	167	183	201

Total Recoveries	334	473	309	319	363

Net Charge-Offs	2,360	1,265	621	459	672
Provision for Loan Losses	767	295	(425)	550	1,170

Balance at End of Period	$9,966	$11,559	$10,581	$11,627	$11,536

Net Charge-Offs as a Percent of Average Loans	.26%	.17%	.09%	.08%	.11%

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

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2006		2005		2004		2003		2002

	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and
Agricultural	$7,944	21%	$10,379	21%	$9,012	16%	$9,130	18%	$8,527	16%
Real Estate
Mortgages	627	72%	620	72%	419	75%	1,250	73%	1,493	73%
Consumer	811	7%	479	7%	1,058	9%	1,154	9%	1,220	11%
Unallocated*	584		81		92		93		296

Total	$9,966	100%	$11,559	100%	$10,581	100%	$11,627	100%	$11,536	100%

We have developed and implemented a comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied consistently across our six banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits.

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2006		2005		2004

	Amount	Rate	Amount	Rate	Amount	Rate

	(In Thousands of Dollars)

Average Balance:
Non-interest-bearing Demand Deposits	$124,740		$112,088		$104,515
Interest-bearing Demand Deposits	169,507	2.06%	170,211	1.36%	184,660	0.78%
Other Savings Deposits	131,226	1.74%	124,671	1.21%	99,717	0.60%
Other Time Deposits	383,424	4.47%	257,626	3.32%	202,378	2.67%

Total Average Deposits	$808,897	3.35%	$664,596	2.24%	$591,270	1.26%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2006, was as follows (In Thousands of Dollars):

Three Months or Less	$47,355
Over Three Through Six Months	37,070
Over Six Through Twelve Months	54,011
Over Twelve Months	31,010

Total	$169,446

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2006	2005	2004

Financial Ratios:
Return on Average Total Assets	0.95%	1.15%	1.32%
Return on Average Equity	10.72%	12.77%	13.06%
Average Equity to Average Total Assets	8.89%	9.02%	10.07%
Dividend Payout Ratio	54.72%	47.35%	42.56%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2006, which consist of the following:

	2006	2005	2004

Amounts Outstanding at the End of the Year	$32,079	$31,011	$28,850

Weighted Average Interest Rate at the End of the Year	4.17%	2.88%	1.10%

Longest Maturity	1/01/07	1/01/06	1/01/05

Maximum Amount Outstanding at any Month End During Year	$37,459	$31,920	$30,993

Approximate Average Amounts Outstanding During the Year	$31,108	$28,065	$25,390

Approximate Weighted Average Interest Rate for the Year	3.89%	2.18%	0.87%

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

        Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cost of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

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

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

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

Acquisitions may affect or results.

        Our financial results may be adversely affected if we are unable to successfully manage any financial institutions that we acquire.

The market price for our common stock fluctuates.

        The market price for our common stock has fluctuated, and the overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors
•	or analysts
•	perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Market conditions; and
•	General economic conditions.

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

ITEM 2.      Properties

        Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 42 branch offices throughout central Michigan, most of which are full service facilities. Our subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, Lakeview, St. Johns and Kalamazoo. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

        We consider our properties and equipment of to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations. However, we may chose to add additional branch locations to expand our presence in current or contiguous markets in the future to improve our opportunities for growth.

ITEM 3.      Legal Proceedings.

        We are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to our consolidated financial condition.

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

        William L. Benear (age 60) became President & CEO of Firstbank – Lakeview and Vice President of the Corporation in January 2000. Prior to his appointment as Lakeview’s President & CEO, Mr. Benear has served as Executive Vice President of Firstbank – Lakeview since 1994.

        David M. Brown (age 48) became President & CEO of Firstbank – St. Johns and Vice President of the Corporation in January 2005. Prior to his appointment as St. Johns’ President & CEO, Mr. Brown has worked for over 24 years at both regional and community banks. Positions held during his career include Community Bank President, Commercial Loan Regional Manager, Vice President of Commercial Banking and Branch Manager.

        David L. Miller (age 41) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Dale A. Peters (age 64) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Richard D. Rice (age 47) was named a Vice President of the Corporation in April 2005. Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003. From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America). Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

        Thomas O. Schlueter (age 49) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005. From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999. Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

        Samuel G. Stone (age 61) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 56) was appointed President & CEO of the Corporation in January 2000 and has served as President, CEO, and Director of Firstbank (Mt. Pleasant) since 1991. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James E. Wheeler, II (age 47) was appointed President & CEO of Firstbank – Alma in January 2000 and has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.      Market for Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 20 in the registrant’s annual report to shareholders for the year ended December 31, 2006, is here incorporated by reference.

ITEM 6.      Selected Financial Data.

        The information under the heading “Financial Highlights” on page 4 in the registrant’s annual report to shareholders for the year ended December 31, 2006, is here incorporated by reference.

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 21 in the registrant’s annual report to shareholders for the year ended December 31, 2006, is here incorporated by reference.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 12 and 13 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2006, is here incorporated by reference.

ITEM 8.      Financial Statements and Supplementary Data.

        The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 26 through 30, and the quarterly results of operations on page 51 in the registrant’s annual report to shareholders for the year ended December 31, 2006, are here incorporated by reference.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 9A.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

                The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2006 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-Kwas recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)	Management’s Report on Internal Controls over Financial Reporting.

        As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 18 of the registrant’s annual report to shareholders for the year ended December 31, 2006, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2006, its system of internal control over financial reporting was effective. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated hereby by reference.

(c)	Changes in Internal Controls.

        During the quarter ended December 31, 2006, there were no significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2006.

ITEM 9B.      Other Information.

         None.

PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance.

        The information under the captions “Election of Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2007, is here incorporated by reference.

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

        Information relating to our Executive Officers is included in Part I of this Report on Form 10-K.

        We provide stock options to our full time employees that qualify for benefits under the Firstbank Corporation Stock Option Plans of 1993, 1997 and 2006, as amended. These plans provide for shares of stock, in either restricted form or under option. Grant of options may be either incentive stock options or nonqualified stock options.

        We provide an incentive based bonus program as a part of its overall compensation plan. All full time employees are eligible to receive payment under the plan, provided that our net income for the year is satisfactory. Annual bonuses are paid based on a discretionary evaluation of the performance of the employee and the employee’s individual achievements.

ITEM 11.      Executive Compensation.

        Information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis“ in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2007, is here incorporated by reference.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 23, 2007, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. We had the following equity compensation plans at December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A (C)

Equity compensation
plans approved by
security holders	481,616	$19.96	295,608

Equity compensation
plans not approved by
security holders	0	0	0

Total	481,616	$19.96	295,608

        These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

        The information under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and related Transactions”and “Director Independence” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2007, is hereby incorporated by reference.

ITEM 14.      Principal Accountant Fees and Services.

        The information set forth under the heading “Relationship with Independent Certified Public Accountants” on page 16 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2007, is hereby incorporated by reference.

ITEM 15.      Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2006, in Item 8:

Statement or Report	Page Number in Annual Report

Reports of Independent Registered Public Accounting Firm	23-25
Consolidated Balance Sheets as of December 31, 2006 and 2005	26
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2006, 2005, and 2004	27
Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2006, 2005, and 2004	28
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004	29-30
Notes to Consolidated Financial Statements	30-51

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2006.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 6, 2007.

/s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President & Chief Executive Officer (Principal Executive Officer	FIRSTBANK CORPORATION /s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President & Chief Financial Officer (Principal Executive Officer)

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

Signature	Date
/s/ Duane A. Carr —————————————— Duane A. Carr	March 6, 2007
/s/ David W. Fultz —————————————— David W. Fultz	March 6, 2007
/s/ William E. Goggin —————————————— William E. Goggin	March 6, 2007
/s/ Edward B. Grant —————————————— Edward B. Grant	March 6, 2007
/s/ David D. Roslund —————————————— David D. Roslund	March 6, 2007
/s/ Samuel A. Smith —————————————— Samuel A. Smith	March 6, 2007
/s/ Jeff A. Gardner —————————————— Jeff A. Gardner	March 6, 2007

Number	Exhibit

3(a)	Articles of Incorporation. Previously filed as exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on July 8, 2005. Here incorporated by reference.

3(b)	Bylaws. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 27, 2005. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)*	2006 Stock Compensation Plan. Previously filed as Appendix A to registrant's proxy statement dated March 13, 2006. Here incorporated by reference.

10(g)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant's Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(h)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant's report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(i)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant's annual report on Form 10-K for the year ended December 31, 2005. Here incorporated by reference.

10(j)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(k)*	Form of Restricted Stock Agreement for 2006 Stock Compensation Plan. Previously filed as exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

13	2006 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing). This report was delivered to the registrant's shareholders as an appendix to the registrant's proxy statement dated March 10, 2007, relating to the April 23, 2007 Annual Meeting of Shareholders which was delivered to the registrant's shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23	Consent of Crowe Chizek and Company LLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.