Form 10-K/A
period 2006-12-31
FIRSTBANK CORP
filed 2007-03-22
CIK 778972

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).  Large accelerated filer  ___   Accelerated filer     X     Non-accelerated filer  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ___  No    X

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

EXPLANATORY NOTE

        Firstbank Corporation (the "Corporation") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 12, 2007, in order to file Exhibit 23, Consent of Crowe, Chizek and Company LLC, which was inadvertently omitted from the filing of the Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 22, 2007.

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

Signature	Date
/s/ Duane A. Carr —————————————— Duane A. Carr*	March 22, 2007
/s/ David W. Fultz —————————————— David W. Fultz*	March 22, 2007
/s/ William E. Goggin —————————————— William E. Goggin*	March 22, 2007
/s/ Edward B. Grant —————————————— Edward B. Grant*	March 22, 2007
/s/ David D. Roslund —————————————— David D. Roslund*	March 22, 2007
/s/ Samuel A. Smith —————————————— Samuel A. Smith*	March 22, 2007
/s/ Jeff A. Gardner —————————————— Jeff A. Gardner*	March 22, 2007
*Signed by Samuel G. Stone as attorney-in-fact. /s/ Samuel G. Stone —————————————— Samuel G. Stone, as Attorney-in-Fact

Number	Exhibit

3(a)**	Articles of Incorporation. Previously filed as exhibit 3.1 to registrant's Registration Statement on Form S-4 filed on July 8, 2005. Here incorporated by reference.

3(b)**	Bylaws. Previously filed as an exhibit to the registrant's Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)* **	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 27, 2005. Here incorporated by reference.

10(b)* **	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)* **	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)* **	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)* **	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant's definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)* **	2006 Stock Compensation Plan. Previously filed as Appendix A to registrant's proxy statement dated March 13, 2006. Here incorporated by reference.

10(g)**	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant's Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(h)* **	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant's report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(i)* **	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant's annual report on Form 10-K for the year ended December 31, 2005. Here incorporated by reference.

10(j)* **	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(k)* **	Form of Restricted Stock Agreement for 2006 Stock Compensation Plan. Previously filed as exhibit 10.2 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

13**	2006 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing). This report was delivered to the registrant's shareholders as an appendix to the registrant's proxy statement dated March 10, 2007, relating to the April 23, 2007 Annual Meeting of Shareholders which was delivered to the registrant's shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14**	Code of Ethics.

21**	Subsidiaries of Registrant.

23***	Consent of Crowe Chizek and Company LLC - Independent Registered Public Accounting Firm.

24**	Powers of Attorney. Contained on the signature page of this report.

31.1**	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99**	Firstbank Corporation 401(k) Plan Performance Table.

*       Management contract or compensatory plan.
**     Previously filed
***   Filed herewith

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.