Form 10-Q
period 2007-03-31
FIRSTBANK CORP
filed 2007-05-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________.

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
Yes    ____   No  _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [_]   No [X] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).    Large accelerated filer ___    Accelerated filer   X      Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No    X

Common stock outstanding at April 30, 2007: 6,521,224 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (UNAUDITED)	Page 3

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 11

Item 4	Controls and Procedures	Page 12

PART II.	OTHER INFORMATION

Item 5	Other Information	Page 13

Item 6	Exhibits	Page 13

SIGNATURES		Page 14

EXHIBIT INDEX		Page 15

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Dollars in thousands)
UNAUDITED

	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks	$28,091	$32,084
Short term investments	32,739	24,853

Total Cash and Cash Equivalents	60,830	56,937

Securities available for sale	68,651	69,125
Federal Home Loan Bank stock	5,924	5,924
Loans held for sale	283	1,120
Loans, net of allowance for loan losses of $9,081 at March 31, 2007
and $9,966 at December 31, 2006	903,500	899,554
Premises and equipment, net	20,251	20,232
Acquisition goodwill	20,094	20,094
Other intangibles	2,884	3,045
Accrued interest receivable and other assets	18,684	19,061

TOTAL ASSETS	$1,101,101	$1,095,092

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$120,295	$131,942
Interest bearing accounts:
Demand	167,082	161,228
Savings	134,484	127,301
Time	411,751	414,955

Total Deposits	833,612	835,426

Securities sold under agreements to repurchase and overnight borrowings	38,170	35,179
Federal Home Loan Bank advances	94,095	94,104
Notes Payable	51	73
Subordinated Debentures	20,620	20,620
Accrued interest and other liabilities	16,423	13,617

Total Liabilities	1,002,971	999,019

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 6,518,143 shares issued
and outstanding ( 6,484,202 at December 31, 2006)	92,373	91,652
Retained earnings	5,749	4,552
Accumulated other comprehensive income/(loss)	8	(131)

Total Shareholders' Equity	98,130	96,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,101,101	$1,095,092

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2007 AND 2006
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2007	2006

Interest Income:
Interest and fees on loans	$16,798	$15,843
Securities
Taxable	626	513
Exempt from Federal Income Tax	270	248
Short term investments	311	111

Total Interest Income	18,005	16,715
Interest Expense:
Deposits	6,507	4,944
FHLB advances and other	1,632	1,532
Subordinated Debt	345	297

Total Interest Expense	8,484	6,773
Net Interest Income	9,521	9,942
Provision for loan losses	(721)	185

Net Interest Income after provision for loan losses	10,242	9,757
Noninterest Income:
Gain on sale of mortgage loans	324	248
Service charges on deposit accounts	944	922
Loss/(gain) on sale of securities	(130)	6
Mortgage servicing, net of amortization	145	84
Other	949	1,023

Total Noninterest Income	2,232	2,283
Noninterest Expense:
Salaries and employee benefits	4,730	4,558
Occupancy and equipment	1,351	1,272
Amortization of intangibles	161	168
FDIC insurance premium	24	28
Other	2,429	2,466

Total Noninterest Expense	8,695	8,492

Income before federal income taxes	3,779	3,548
Federal income taxes	1,121	1,124

NET INCOME	$2,658	$2,424

Comprehensive Income	$2,797	$2,300

Basic Earnings Per Share	$0.41	$0.37

Diluted Earnings Per Share	$0.41	$0.37

Dividends Per Share	$0.225	$0.210

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006
(Dollars in thousands)
UNAUDITED

	Three months ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$2,658	$2,424
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(721)	185
Depreciation of premises and equipment	667	603
Net amortization of security premiums/discounts	(67)	36
Loss/(Gain) on sale of securities	130	(6)
Amortization of intangibles	161	168
Stock option and stock grant compensation expense	72	60
Gain on sale of mortgage loans	(324)	(248)
Proceeds from sales of mortgage loans	15,269	10,856
Loans originated for sale	(14,108)	(11,482)
Increase in accrued interest receivable and other assets	605	(506)
Increase in accrued interest payable and other liabilities	2,806	1,347

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,148	3,437

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	13,386	0
Proceeds from maturities and calls of securities available for sale	9,418	9,123
Purchases of securities available for sale	(22,182)	(11,056)
Purchases of FHLB stock	0	(197)
Net increase in portfolio loans	(3,525)	(11,270)
Net purchases of premises and equipment	(686)	(594)

NET CASH USED IN INVESTING ACTIVITIES	(3,589)	(13,994)

FINANCING ACTIVITIES
Net decrease in deposits	(1,814)	(13,853)
Increase/(decrease) in securities sold under agreements to repurchase and
other short term borrowings	2,991	(4,305)
Repayment of notes payable and other borrowings	(22)	(7,517)
Repayment of Federal Home Loan Bank borrowings	(9)	(2,999)
Proceeds from Federal Home Loan Bank borrowings	0	11,720
Proceeds from subordinated debentures	0	10,310
Cash proceeds from issuance of common stock	649	587
Purchase of common stock	0	(570)
Cash dividends	(1,461)	(1,383)

NET CASH PROVIDED BY FINANCING ACTIVITIES	334	(8,010)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,893	(18,567)
Cash and cash equivalents at beginning of period	56,937	53,332

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,830	$34,765

Supplemental Disclosure
Interest Paid	$8,216	$6,464
Income Taxes Paid	$0	$250
Non cash transfers of loans to Other Real Estate Owned	$300	$233

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and FBMI Risk Management Services, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

Effect of Newly Issued Accounting Standards

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on our financial statements. As of January 1, 2007 our unrecognized tax benefit was $132,000 and included $31,000 of related accrued interest. We recognize interest and penalties related to income tax matters in income tax expense.

We and our subsidiaries are subject to U.S. federal income tax, as well as, single business tax of the state of Michigan. We are no longer subject to examination by federal taxing authorities for years before 2002, and are no longer subject to examination by state taxing authorities for years before 2001. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

Effect of Newly Issued but not yet Effective Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. We have not yet determined which, if any, assets or liabilities we may determine to report using the fair value accounting method. As such, we have not determined the impact that the adoption of this statement may have on our financial statement.

NOTE 2 – ACQUISITIONS

On February 2, 2007 the Company announced the signing of a definitive agreement to acquire ICNB Financial Corporation. ICNB Financial is the holding company for Ionia County National Bank which is based in Ionia, Michigan. As of December 31, 2006, ICNB Financial had total assets of $236 million, total deposits of $179 million, and total portfolio loans of $185 million. The transaction is subject to shareholder approval of ICNB Financial, as well as regulatory approvals. The merger is expected to be completed in the second quarter of 2007, at which time Ionia County National Bank will become a wholly owned subsidiary of Firstbank Corporation.

Based on the number of shares of ICNB Financial Corporation common stock outstanding (1,243,412), the share price of Firstbank Corporation common stock at the time of the agreement, and subject to certain adjustments, the aggregate transaction value is approximately $38.4 million. The agreement provides for the merger of ICNB Financial Corporation with and into Firstbank Corporation. Under the terms of the agreement, shareholders of ICNB Financial Corporation will elect to convert their shares into 1.407 shares of Firstbank Corporation common stock or $31.50 in cash per share, or a combination of stock and cash. The agreement also provides that no more than 50% of the shares of ICNB will be converted into shares of Firstbank Corporation.

NOTE 3 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Nonperforming loans:
Nonaccrual loans	$2,044	$1,768
Loans 90 days or more past due	1,055	2,485
Renegotiated loans	0	0

Total nonperforming loans	$3,099	$4,253

Property from defaulted loans	$1,323	$1,700

Nonperforming loans as a percent of total loans*	0.34%	0.47%
Nonperforming loans plus Other Real Estate as a percent of total	0.48%	0.65%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.40%	0.54%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three months ended March 31,
	2007	2006

Balance at beginning of period	$9,966	$11,559
Charge-offs	(272)	(293)
Recoveries	108	111

Net charge-offs	(164)	(182)
Provision for loan losses	(721)	185

Balance at end of period	$9,081	$11,562

Average total loans* outstanding during the period	$903,807	$883,598
Allowance for loan loss as a percent of total loans*	1.00%	1.30%
Allowance for loan loss as a percent
of nonperforming loans	293%	182%
Net Charge-offs^ as a percent of average loans*	0.07%	0.08%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 3 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2007	2006

Earnings per share
Net income	$2,658	$2,424
Weighted average common shares outstanding	6,494	6,585

Basic Earnings per Share	$0.41	$0.37

Earnings per share assuming dilution
Net income	$2,658	$2,424
Weighted average common shares outstanding	6,494	6,585
Add dilutive effect of assumed exercises of options	23	45

Weighted average common and dilutive potential common	6,517	6,630
shares outstanding

Diluted Earnings per Share	$0.41	$0.37

Stock options for 187,009 shares for the three month period of 2006, and 230,945 shares for the three month period of 2007, were not considered in computing diluted earnings per share because they were antidilutive.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, andC.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and FBMI Risk Management Services, Inc.

Financial Condition

Total assets increased $6.0 million, or 0.5%, during the first three months of 2007. Cash and cash equivalents increased $3.9 million, or 6.8%. Securities available for sale were lower, decreasing $0.5 million, or 0.7%, from December 31, 2006. Total portfolio loans increased $3.1 million, or 0.3%, during the first three months of 2007. Average total loans were 1.2% lower in the first quarter of 2007 when compared with the fourth quarter of 2006.

Residential mortgages grew $11.2 million, or 4.0% higher in the first quarter, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $8.6 million, or 10.6%. Commercial and commercial real estate loans were lower, decreasing $15.9 million, or 3.3%, from December 31, 2006.

Net charge-offs of loans were $164,000 in the first three months of 2007 compared to $182,000 in the first three months of 2006. The ratio of net charge-offs of loans (annualized) to average loans was 0.07% in 2007 compared to 0.08% in the same period of 2006. At the end of the first quarter of 2007, events relating to the sale of a business, and likely payoff of its associated loans, caused us to conclude that specific reserves of $971,000 on that relationship were no longer needed. That loan relationship did in fact pay off during April, relieving us of any risk associated with those loans. Those excess reserves were reversed against provision expense in the first quarter. We provided $250,000 of normal reserves to cover charged off loans and other changes in our loan portfolio in the quarter, resulting in an overall negative provision expense of $721,000.

At March 31, 2007, the allowance as a percentage of average outstanding loans was 1.00% compared with 1.30% at the same point a year earlier. Non-performing loans as a percent of total loans was 0.40% at March 31, 2007, compared with 0.54% at year end 2006. Nonperforming loans continue to run lower than the year ago period primarily due to a single credit which was placed into nonaccrual status in the fourth quarter of 2005, and partially charged off in the third quarter of 2006 as previously disclosed. Our overall asset quality remains one of the strengths of our banking franchise and has allowed us to show improving asset quality measures, contrary to many of our competitors in the state of Michigan. We continue to be diligent in review of our loan portfolios for problems and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased $1.8 million or 0.2%, during the first three months of 2007 when compared with year end 2006. Increases of $5.9 million or 3.6% in interest bearing demand deposits and $7.2 million or 5.6% in savings account balances helped to offset seasonal decreases of $11.6 million or 8.8% in non-interest bearing demand deposits. Time deposits were $3.2 million or 0.7% lower as local time deposits increased $8.8 million and wholesale time deposits decreased $12.0 million.

For the three month period ended March 31, 2007, securities sold under agreements to repurchase and overnight borrowings increased $3.0 million, or 8.5%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were basically unchanged from year end.

Total shareholders’ equity increased $2.1 million, or 2.1%, during the first three months of 2007. Net income of $2,658,000 and stock issuances of $649,000 increased shareholders’ equity, while dividends of $1.5 million decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.05 at March 31, 2007, increasing from $14.82 at December 31, 2006.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2006	$95,821	$95,821	$104,826
Required Regulatory Capital	$42,812	$36,264	$72,529
Capital in Excess of Regulatory Minimums	$53,009	$59,557	$29,297

Capital Ratios at March 31, 2006	8.95%	10.57%	11. 56%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended March 31, 2007

For the first quarter of 2007, net income was $2,658,000, basic earnings per share were $0.41, and diluted earnings per share were $0.41, compared to $2,424,000, $0.37, and $0.37 for the first quarter of 2006. The first quarter of 2007 benefited from the reversal of loan loss provision expense of $971,000 relating to a positive outcome on a long time troubled credit.

Average earning assets increased $16.3 million, or 1.7%, from the first quarter of 2006 to the same period of 2007. The yield on earning assets increased 32 basis points, to 7.32%, for the quarter ended March 31, 2007, compared to 7.00% for the quarter ended March 31, 2006. The cost of funding related liabilities also increased, rising 61 basis points when comparing the three month periods ended March 31st, from 2.81% in 2006, to 3.42% in 2007. The increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, causing the net interest margin to decrease by 29 basis points, from 4.19% in 2006 to 3.90% in 2007. Net interest income increased $0.4 million to $9.5 million in the first quarter of 2007 compared with the same period of 2006. The current rate environment continues to present a challenge in managing our net interest income. Competition for deposits has resulted in a shift of balances from lower cost transactional accounts into higher priced time deposits. At the same time, competition for quality loans in the state is restriciting our ability to obtain higher rates on loans.

The provision for loan losses decreased $890,000, when the first quarter of 2007 is compared to the same quarter of 2006. In the first quarter of 2007, we reversed $971,000 of our allowance for loan loss reserve as a result of the expected pay off of a loan relationship for which specific reserves had been previously designated, resulting in a negative provision expense for the quarter of $721,000. Absent this event, provision for loan losses would have been $250,000 in the first quarter of 2007, compared with the first quarter of 2006 provision for loan loss of $185,000. Net charge-offs for the first quarter of 2007 decreased by $18,000 to $164,000, when compared to $182,000 in the same period of 2006. We have developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income decreased $51,000, or 2.2%, when the first quarter of 2007 is compared to the same period in 2006. Higher deposit fees and mortgage banking revenue partially offset a $136,000 lower gain/loss on the sale of securities. In March of the this year we reviewed our balance sheet for ways to improve the company’s net interest margin. As a result of that review, we determined that several securities with below market yields should be sold at a loss of $130,000, and replaced with securities with similar securities that offered higher long term interest rates.

Total non-interest expense increased $203,000, or 2.4%, when comparing the three month periods ended March 31, 2007 and 2006. The most significant protion of this increase was in salaries and employee benefits which were $172,000 higher than the 2006 level. This increase was driven by the three new branches which have been opened since the first quarter of 2006, and annual merit increases, but was partially offset by reduction in staffing in other areas of the bank.

Federal Income tax expense was basically unchanged from the prior year’s first quarter

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2006 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 13 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rate, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 13 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2006.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 11 through 13 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 16 and 17 in the registrant’s annual report to shareholders for the year ended December 31, 2006, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2006.

We face market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. The Corporation manages this risk with static GAP analysis and simulation modeling. We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, we do not know of nor expect there to be any material change in the general nature of our primary market risk exposure in the near term.

The methods by which we manage our primary market risk exposures, as described in the sections of our Form 10-K Annual Report incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q quarterly report, we do not expect to change those methods in the near term. However, we may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

Our market risk exposure is mainly comprised of our vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market, economic, and geopolitical factors which are outside of our control. All information provided in response to this item consists of forward looking statements. Reference is made to the section captioned “Forward Looking Statements” of this Form 10-Q quarterly report for a discussion of the limitations on our responsibility for such statements.

Item 4.     Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 8, 2007, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2007 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

Date: May 8, 2007	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.