Form 10-Q
period 2007-06-30
FIRSTBANK CORP
filed 2007-08-08
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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
Yes [__]     No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [__]     No [ X ] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).     Large accelerated filer [__]     Accelerated filer [ X ]     Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]     No [ X ]

Common stock outstanding at July 31, 2007: 7,433,315 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition	Page 9
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 11

Item 4.	Controls and Procedures	Page 12

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 13

Item 6.	Exhibits	Page 13

SIGNATURES EXHIBIT INDEX	Page 14 Page 15

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands)
UNAUDITED

	June 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$31,305	$32,084
Short term investments	16,192	24,853

Total Cash and Cash Equivalents	47,497	56,937

Securities available for sale	73,407	69,125
Federal Home Loan Bank stock	6,061	5,924
Loans held for sale	628	1,120
Loans, net of allowance for loan losses of $9,501 at June 30, 2007
and $9,966 at December 31, 2006	910,079	899,554
Premises and equipment, net	20,179	20,232
Acquisition goodwill	19,819	20,094
Other intangibles	2,723	3,045
Accrued interest receivable and other assets	19,055	19,061

TOTAL ASSETS	$1,099,448	$1,095,092

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$128,651	$131,942
Interest bearing accounts:
Demand	155,085	161,228
Savings	137,263	127,301
Time	404,747	414,955

Total Deposits	825,746	835,426

Securities sold under agreements to repurchase and overnight borrowings	42,897	35,179
Federal Home Loan Bank advances	97,319	94,104
Notes Payable	51	73
Subordinated Debentures	20,620	20,620
Accrued interest and other liabilities	13,894	13,617

Total Liabilities	1,000,527	999,019

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 6,555,767 shares issued
and outstanding (6,484,202 at December 31, 2006)	93,119	91,652
Retained earnings	6,026	4,552
Accumulated other comprehensive income/(loss)	(224)	(131)

Total Shareholders' Equity	98,921	96,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,099,448	$1,095,092

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2007 AND 2006
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2007	2006

Interest Income:
Interest and fees on loans	$17,042	$16,688
Securities
Taxable	686	540
Exempt from Federal Income Tax	267	241
Short term investments	269	76

Total Interest Income	18,264	17,545
Interest Expense:
Deposits	6,589	5,463
FHLB advances and other	1,659	1,608
Subordinated Debt	342	349

Total Interest Expense	8,590	7,420
Net Interest Income	9,674	10,125
Provision for loan losses	739	200

Net Interest Income after provision for loan losses	8,935	9,925
Noninterest Income:
Gain on sale of mortgage loans	375	362
Service charges on deposit accounts	994	1,016
Gain/(loss) on sale of securities	0	1
Mortgage servicing, net of amortization	130	120
Other	911	1,499

Total Noninterest Income	2,410	2,998
Noninterest Expense:
Salaries and employee benefits	4,826	4,627
Occupancy and equipment	1,326	1,231
Amortization and impairment of intangibles	436	168
FDIC insurance premium	25	25
Other	2,371	2,693

Total Noninterest Expense	8,984	8,744

Income before federal income taxes	2,361	4,179
Federal income taxes	614	1,280

NET INCOME	$1,747	$2,899

Comprehensive Income	$1,516	$2,807

Basic Earnings Per Share	$0.27	$0.44

Diluted Earnings Per Share	$0.27	$0.44

Dividends Per Share	$0.225	$0.214

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2007 AND 2006
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2007	2006

Interest Income:
Interest and fees on loans	$33,840	$32,531
Securities
Taxable	1,312	1,053
Exempt from Federal Income Tax	537	489
Short term investments	580	187

Total Interest Income	36,269	34,260
Interest Expense:
Deposits	13,096	10,407
FHLB advances and other	3,291	3,141
Subordinated Debt	687	646

Total Interest Expense	17,074	14,194
Net Interest Income	19,195	20,066
Provision for loan losses	18	385

Net Interest Income after provision for loan losses	19,177	19,681
Noninterest Income:
Gain on sale of mortgage loans	699	610
Service charges on deposit accounts	1,938	1,938
Gain/(loss) on sale of securities	(130)	7
Mortgage servicing, net of amortization	275	204
Other	1,859	2,522

Total Noninterest Income	4,641	5,281
Noninterest Expense:
Salaries and employee benefits	9,556	9,185
Occupancy and equipment	2,677	2,503
Amortization and impairment of intangibles	597	336
FDIC insurance premium	49	53
Other	4,799	5,158

Total Noninterest Expense	17,678	17,235

Income before federal income taxes	6,140	7,727
Federal income taxes	1,735	2,404

NET INCOME	$4,405	$5,323

Comprehensive Income	$4,312	$5,107

Basic Earnings Per Share	$0.68	$0.81

Diluted Earnings Per Share	$0.68	$0.81

Dividends Per Share	$0.450	$0.424

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
JUNE 30, 2007 AND 2006
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$4,405	$5,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18	385
Depreciation of premises and equipment	1,351	1,228
Gain/(loss) on sale of fixed assets	8
Net amortization of security premiums/discounts	(168)	44
Loss/(Gain) on sale of securities	130	(7)
Amortization and impairment of intangibles	597	336
Stock option and stock grant compensation expense	140	121
Gain on sale of mortgage loans	(699)	(610)
Proceeds from sales of mortgage loans	32,653	26,496
Loans originated for sale	(31,462)	(26,061)
Increase in accrued interest receivable and other assets	1,283	(886)
Increase in accrued interest payable and other liabilities	277	852

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,525	7,229

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	13,394	0
Proceeds from maturities and calls of securities available for sale	18,340	17,051
Purchases of securities available for sale	(36,118)	(12,520)
Purchases of FHLB stock	(137)	(197)
Net increase in portfolio loans	(11,773)	(33,395)
Net purchases of premises and equipment	(1,298)	(1,751)

NET CASH USED IN INVESTING ACTIVITIES	(17,592)	(30,812)

FINANCING ACTIVITIES
Net decrease in deposits	(9,680)	(800)
Increase/(decrease) in securities sold under agreements	7,718	(2,859)
to repurchase and other short term borrowings
Repayment of notes payable and other borrowings	(22)	(7,517)
Repayment of Federal Home Loan Bank borrowings	(8,785)	(5,131)
Proceeds from Federal Home Loan Bank borrowings	12,000	13,720
Proceeds from subordinated debentures	0	10,310
Cash proceeds from issuance of common stock	1,327	1,437
Purchase of common stock	0	(1,916)
Cash dividends	(2,931)	(2,787)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(373)	4,457

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,440)	(19,126)
Cash and cash equivalents at beginning of period	56,937	53,332

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,497	$34,206

Supplemental Disclosure
Interest Paid	$16,991	$13,705
Income Taxes Paid	$1,865	$2,525
Non cash transfers of loans to Other Real Estate Owned	$1,230	$891

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and FBMI Risk Management Services, Inc. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

Effect of Newly Issued Accounting Standards

none

Effect of Newly Issued but not yet Effective Accounting Standards

none

NOTE 2 – ACQUISITIONS

On July 1, 2007 we acquired ICNB Financial Corporation (ICNB). ICNB was the holding company for The Ionia County National Bank of Ionia, based in Ionia, Michigan. Ionia County National Bank subsequently changed its name to Firstbank – West Michigan. As of June 30, 2007, ICNB had total assets of $231 million, total deposits of $171 million, and total loans, net of allowance, of $180 million. The merger will be accounted for using the purchase accounting method of accounting, and accordingly the purchase price will be allocated to assets acquired and the liabilities assumed based upon the estimated fair value as of the merger date. Firstbank Corporation paid an aggregage value of $38.4 million to acquire the shares of ICNB common stock outstanding. The purchase price was determined using the Firstbank’s market price on January 31, 2007, the date of the meger agreement. We issued 874,740 shares of Firstbank common stock, and paid $19,584,000 in cash for the acquisition. ICNB’s financial information has not been incorporated into the financial statements contained within this report, as the merger had not been consummated as of the June 30 reporting date.

The following proforma disclosure reflects the June 30, 2007 year to date results of the combined companies as if the merger had taken place on January 1, 2007. This disclosure does not incorporate any purchase accounting entries or other adjustments to the combined results.

(dollars in thousands, except per share data)

Net interest income before provision	$23,007
Provision for loan losses	97

Net Interest income	22,910

Noninterest income	5,883
Noninterest expense	22,308
Income taxes	1,751

Net income	$4,734

Basic earnings per common share	$0.64
Diluted earnings per common share	$0.64

NOTE 3 – GOODWILL

The change in the carrying amount of goodwill for the year is as follows:

	(In Thousands of Dollars)
	2007	2006

Balance at January 1	$20,094	$19,888
Impairment write down	275	0
Goodwill from acquisitions	0	0

Balance at June 30	$19,819	$19,888

The $275,000 impairment write down above relates to goodwill at our C.A. Hanes Realty, Inc. subsidiary.

NOTE 4 — BORROWINGS

We established a line of credit agreement with Comerica Bank, on June 30, 2007 at a variable interest rate chosen by us of either Comerica Bank’s prime commercial borrowing rate less 1.25%, or 1.00% over Comerica Bank’s Eurodollar-based Rate. This agreement allows for a revolving line of credit up to an aggregate principal amount of $30,000,000. Maturity of Eurodollar-based borrowings are established at the time of the borrowing and can range in duration from one to six months. Prime-based borrowings may be repaid at any time. The terms of the agreement require the Company to pay interest monthly on outstanding Prime-based borrowing, and at maturity on any Eurodollar-based borrowing, and prohibit us from pledging the stock of our subisidiary banks.

NOTE 5 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	June 30, 2007	December 31, 2006

Nonperforming loans:
Nonaccrual loans	$7,312	$1,768
Loans 90 days or more past due and still accruing	1,642	2,485
Renegotiated loans	0	0

Total nonperforming loans	$8,954	$4,253

Property from defaulted loans	$1,796	$1,700

Nonperforming loans as a percent of total loans*	0.97%	0.47%
Nonperforming loans plus Other Real Estate as a percent of total	1.17%	0.65%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	0.98%	0.54%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$9,081	$11,562	$9,966	$11,559
Charge-offs	(410)	(221)	(682)	(514)
Recoveries	91	80	199	191

Net charge-offs	(319)	(141)	(483)	(323)
Provision for loan losses	739	200	18	385

Balance at end of period	$9,501	$11,621	$9,501	$11,621

Average total loans* outstanding during the period	$916,775	$900,802	$910,676	$892,200
Allowance for loan loss as a percent of total loans*	1.03%	1.27%	1.03%	1.27%
Allowance for loan loss as a percent
of nonperforming loans	103%	157%	103%	157%
Net Charge-offs^ as a percent of average loans*	0.14%	0.06%	0.11%	0.07%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 6 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Earnings per share
Net income	$1,747	$2,899	$4,405	$5,323
Weighted average common shares outstanding	6,533	6,585	6,514	6,623

Basic Earnings per Share	$0.27	$0.44	$0.68	$0.81

Earnings per share assuming dilution
Net income	$1,747	$2,899	$4,405	$5,323
Weighted average common shares outstanding	6,533	6,585	6,514	6,623
Add dilutive effect of assumed exercises of options	12	39	17	38

Weighted average common and dilutive potential common	6,545	6,624	6,531	6,623
shares outstanding

Diluted Earnings per Share	$0.27	$0.44	$0.68	$0.81

Stock options for 177,483 shares for the three and six month periods of 2006, and 284,752 shares for the three month, and 230,719 shares for the six month periods of 2007, were not considered in computing diluted earnings per share because they were antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, and C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank (collectively the “Banks”) and FBMI Risk Management Services, Inc.

Subsequent Events

On July 1, 2007, we completed our merger with ICNB Financial Corportion, the holding company of Ionia County National Bank. Also on July 1, Ionia County National Bank changed its charter from a national bank, to a state chartered bank and changed its name to Firstbank – West Michigan.

On July 23, the board of director’s approved a plan to re-establish authorization to repurchase shares for an aggregate amount of up to $5 million, from this point forward, of Firstbank Corporation stock.

On July 30, two trusts, formed by us, issued $15,464,000 of trust preferred securities as part of a pooled offering of such securities. One of the trusts issued $7,232,000 of variable rate securities at 90 day LIBOR plus 1.35% (6.71% on the date of issuance). The other trust issued $7,232,000 of fixed rate securities that carry an interest rate of 6.566 % for five years, and then convert to a variable rate of 90 day LIBOR plus 1.35% for the remainder of their term. Firstbank then issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of each of the trusts. We may redeem the subordinated debentures, in whole or in part, any time on or after July 30, 2012 at 100% of the principal amount of the securities. The debentures are required to be paid in full on July 30, 2037. The proceeds of this offering are being used to provide funding for the acquisition of ICNB.

Financial Condition

Total assets increased $4.4 million, or 0.4%, during the first six months of 2007. Cash and cash equivalents decreased $9.4 million, or 16.6%. Securities available for sale were higher, increasing $4.3 million, or 6.3%, from December 31, 2006. Total portfolio loans increased $10.6 million, or 1.2%, during the first six months of 2007. Average total loans were 0.2% higher in the second quarter of 2007 when compared with the fourth quarter of 2006.

Residential mortgages grew $15.3 million, or 5.4% from year end 2006, mainly due to new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $8.0 million, or 9.8%. Commercial and commercial real estate loans were lower, decreasing $14.9 million, or 3.1%, from December 31, 2006.

Net charge-offs of loans were $483,000 in the first six months of 2007 compared to $323,000 in the first six months of 2006. The ratio of net charge-offs of loans (annualized) to average loans was 0.11% in 2007 compared to 0.07% in the same period of 2006. At the end of the first quarter of 2007, events relating to the sale of a business, and pending payoff of its associated loans, caused us to conclude that specific reserves of $971,000 on that relationship were no longer needed. Those excess reserves were reversed against provision expense in the first quarter. In the second quarter a single $4.7 million loan on an apartment complex in southeast Michigan was placed on non-accrual status and reserves of $500,000 were allocated to the loan, resulting in an increase in our provision expense for the quarter. We provided $489,000 of normal reserves to cover charged off loans and other changes in our loan portfolio in the first six months, resulting in an overall provision expense for the year-to-date period of $18,000, reflecting the negative provision in the first quarter.

At June 30, 2007, the allowance as a percentage of average outstanding loans was 1.03% compared with 1.27% at the same point a year earlier. Non-performing loans as a percent of total loans was 0.97% at June 30, 2007, compared with 0.47% at year end 2006. Nonperforming loans increased $4.7 million from year end and $1.6 million from the year ago period primarily due to the loan which was placed into nonaccrual status in the second quarter of 2007 as mentioned above. Our overall asset quality remains one of the strengths of our banking franchise and has allowed us to show strong asset quality measures. We continue to be diligent in review of our loan portfolios for problems and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits decreased $9.7 million or 1.2%, during the first six months of 2007 when compared with year end 2006. An increase of $10.0 million or 7.8% in savings balances was more than offset by decreases in demand deposits of $6.1 million, or 3.8%, and $10.2 million, or 2.5% in time deposits. Local time deposits increased $13.0 million, or 3.7% while wholesale time deposits decreased $23.2 million, or 36.1%. Non interest bearing demand deposits were $3.3 million lower at June 30, compared with year end 2006.

For the six month period ended June 30, 2007, securities sold under agreements to repurchase and overnight borrowings increased $7.7 million, or 21.9%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were up $3.2 million, or 3.4% from year end.

Total shareholders’ equity increased $2.8 million, or 3.0%, during the first six months of 2007. Net income of $4.4 million and stock issuances of $1.3 million increased shareholders’ equity, while dividends of $2.9 million decreased shareholders’ equity. Stock issuance was primarily related to dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.15 at June 30, 2007, increasing from $14.82 at December 31, 2006.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Total Risk-Based Capital

Capital Balances at June 30, 2007	$97,197	$97,197	$106,396
Required Regulatory Capital	$43,424	$36,267	$72,534
Capital in Excess of Regulatory Minimums	$53,773	$60,930	$33,862

Capital Ratios at June 30, 2007	8.95%	10.72%	11.73%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended June 30, 2007

For the second quarter of 2007, net income was $1,747,000, basic earnings per share were $0.27, and diluted earnings per share were $0.27, compared to $2,899,000, and $0.44 basic and diluted per share for the second quarter of 2006, and $2,658,000, $0.41, and $0.41 for the first quarter of 2007. The second quarter of 2007 includes a charge of $500,000 to establish reserves on a large commercial loan, which became impaired in the period, and the write off of $275,000 of goodwill ($150,000 net of minority interest) on the company’s real estate subsidiary. These two charges resulted in a reduction of per share earnings of $0.07. The second quarter of 2006 was favorably affected by the sale of a minority interest in the company’s title insurance subsidiary of $274,000 or $0.03 per share, while the first quarter of 2007 benefited from the reversal of loan loss provision expense of $971,000 or $0.10 per share, relating to a positive outcome on a long time troubled loan.

Average earning assets increased $32.2 million, or 3.3%, from the second quarter of 2006 to the same period of 2007. The yield on earning assets increased 6 basis points, to 7.30%, for the quarter ended June 30, 2007, compared to 7.24% for the quarter ended June 30, 2006. The cost of funding related liabilities also increased, rising 36 basis points when comparing the three month periods ended June 30, from 3.03% in 2006, to 3.39% in 2007. The increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, causing the net interest margin to decrease by 30 basis points, from 4.21% in 2006 to 3.91% in 2007. Net interest income decreased $0.5 million to $9.7 million in the second quarter of 2007 compared with the same period of 2006. The current rate environment continues to present a challenge in managing our net interest income. Competition for deposits has resulted in a shift of balances from lower cost transactional accounts into higher priced time deposits. At the same time, competition for quality loans in the state is restricting our ability to obtain higher rates on loans.

The provision for loan losses increased $539,000, when the second quarter of 2007 is compared to the same quarter of 2006. In the first quarter of 2007, we reversed $971,000 of our allowance for loan loss reserve as a result of the expected pay off of a loan relationship for which specific reserves had been previously designated, resulting in a negative provision expense for the quarter of $721,000. That loan relationship paid off early in the second quarter. Absent this event, provision for loan losses would have been $250,000 in the first quarter of 2007. In the second quarter of this year a $4.7 million loan relationship was identified as having cash flow problems and was placed on non accrual status. We determined that allocated allowance was necessary for the loan and as a result increased our loan loss provision for the quarter accordingly. Net charge-offs for the second quarter of 2007 were $319,000, compared with $164,000 in the first quarter and $141,000 in the second quarter of 2006. We have developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.4 million in the second quarter, compared with $3.0 million in the second quarter of 2006 and $2.2 million in the first quarter of 2007. As previously mentioned, the second quarter of 2006 included a one time gain on the sale of a minority interest in our title insurance company of $275,000. The first quarter of 2007 contained a $130,000 loss on the sale of investment securities that resulted from our efforts to improve the net interest margin.

Total non-interest expense increased $224,000, or 2.6%, when comparing the three month periods ended June 30, 2007 and 2006. Salary and employee benefits were $200,000 higher than the 2006 level and include staffing at three additional branches compared with the prior year. Occupancy and equipment costs were $95,000 higher, mainly due to the new offices. Intangibles cost is $268,000 higher than the year ago quarter, as a result of the $275,000 impairment of goodwill at our real estate sales subsidiary. We determined that because of the condition of the real estate market in Michigan, the value of that subisidary had deteriorated and that the goodwill was impaired. Other expenses were $339,000 lower than the same quarter in 2006, and includes a $90,000 reduction relating to minority interest associated with the goodwill impairment reported above.

Federal Income tax expense was $666,000 lower than last year’s second quarter, mainly due to lower net income and the benefits of our insurance captive formed in October of 2006.

Six Months Ended June 30, 2007

For the first half of 2007, net income was $4,405,000, basic earnings per share were $0.68, and diluted earnings per share were $0.68, compared with $5,323,000, $0.81, and $0.81 for the first half of 2006. The first six months of 2007 produced lower net interest income, which was $872,000, or 4.3%, lower than the same period of 2006.

Average earning assets increased $32.3 million, or 3.3%, from the first half of 2006 to the same period of 2007. The yield on earning assets increased 19 basis points, to 7.31%, for the six months ended June 30, 2007, compared to 7.12% for the six months ended June 30, 2006. The cost of funding related liabilities also increased, rising 48 basis points when comparing the six month periods ended June 30, from 2.92% in 2006, to 3.40% in 2007. The increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, causing the net interest margin to decrease by 30 basis points, from 4.20% in 2006 to 3.90% in 2007. Net interest income decreased $0.9 million to $19.2 million in the first half of 2007 compared with the same period of 2006. The current rate environment continues to present a challenge in managing our net interest income. Competition for deposits has resulted in a shift of balances from lower cost transactional accounts into higher priced time deposits. At the same time, competition for quality loans in the state is limiting our ability to obtain higher rates on loans.

The provision for loan losses decreased $367,000, when the first six months of 2007 is compared to the same period of 2006. In the first quarter of 2007, we reversed $971,000 of our allowance for loan loss reserve as a result of the expected pay off of a loan relationship for which specific reserves had been previously designated, while the second quarter required the addition of $500,000 to our provision expense relating to one large commercial loan, resulting in a year to date provision expense of $18,000. Prior year provision expense was $385,000. Net charge-offs for the first six months of 2007 increased from $323,000 in 2006 to $483,000 in 2007. Year to date, net charge offs as a percent of loans were 0.11% compared with 0.07% in 2006. We have developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income decreased $655,000, or 12.4%, when the first half of 2007 is compared to the same period in 2006. Higher mortgage banking revenue partially offset a $137,000 lower gain/loss on the sale of securities. In March of the this year we reviewed our balance sheet for ways to improve the company’s net interest margin. As a result of that review, we determined that several securities with below market yields should be sold at a loss of $130,000, and replaced with similar securities that offered higher long term interest rates. Other non interest income was $678,000 lower in 2007 mainly due to the gain on sale of a minority interest in our title insurance subsidiary in 2006 and lower levels of income with our non banking subsidiaries during 2007. The non bank subsidiary income was $656,000 lower than the same six months of 2006 due primarily the slow real estate market.

Total non-interest expense increased $427,000, or 2.5%, when comparing the six month periods ended June 30, 2007 and 2006. The most significant protion of this increase was in salaries and employee benefits which were $372,000 higher than the 2006 level, occupancy and equipment expense which increased $174,000, and intangibles amortization, which was $261,000 higher. The increase in both salary and benefits cost and occupancy and equipment were driven by the three new branches which added costs in 2007 relative to 2006. The increase in intangibles amortization was a result of the decision to write off the goodwill associated with our real estate sales subisidiary in the second quarter of 2007. Paritally offsetting the increase described above was other non interest expense, which decreased $359,000, mainly due to lower costs associated with our non banking business and the slow down in real estate related activities.

Federal Income tax expense was $669,000 lower that the prior year due to lower eanings and the tax benefits resulting from our captive insurance subsidiary formed in the fourth quarter of 2006.

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

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 13 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2006.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 3, 2007, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2007 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2006, the Corporation repurchased 222,500 shares of its common stock in open market transactions under the November 2003 repurchase plan. The shares were purchased at an average price of $23.61 per share. As of June 30, the Corporation had remaining authority to repurchase up to $278,813 of market value of its common stock under the November 2003 repurchase plan. On July 23, 2007 the Corporation’s board of directors approved a plan to repurchase up $5 million of Firstbank Corporation common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

April	0	-	0	$278,813

May	0	-	0	$278,813

June	0	-	0	$278,813

Total	0	-	0	$278,813

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

Date: August 3, 2007 Date: August 3, 2007	FIRSTBANK CORPORATION
(Registrant)

/s/ Thomas R. Sullivan
——————————————
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

/s/ Samuel G. Stone
——————————————
Samuel G. Stone
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Audit Committee Charter