Form 10-Q
period 2007-09-30
FIRSTBANK CORP
filed 2007-11-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ___________________.

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
Yes ___   No   X

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
Yes ___   No   X

Common stock outstanding at October 31, 2007: 7,378,098 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 16

Item 4.	Controls and Procedures	Page 17

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 18

Item 6.	Exhibits	Page 18

SIGNATURES		Page 19

EXHIBIT INDEX		Page 20

Item 1:      Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Dollars in thousands)
UNAUDITED

	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$33,713	$32,084
Short term investments	20,695	24,853

Total Cash and Cash Equivalents	54,408	56,937

Securities available for sale	97,832	69,125
Federal Home Loan Bank stock	7,684	5,924
Loans held for sale	311	1,120
Loans, net of allowance for loan losses of $11,821 at September 30, 2007
and $9,966 at December 31, 2006	1,104,695	899,554
Premises and equipment, net	27,412	20,232
Acquisition goodwill	35,155	20,094
Other intangibles	6,039	3,045
Accrued interest receivable and other assets	28,458	19,061

TOTAL ASSETS	$1,361,994	$1,095,092

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing accounts	$148,682	$131,942
Interest bearing accounts:
Demand	217,678	161,228
Savings	153,214	127,301
Time	484,913	414,955

Total Deposits	1,004,487	835,426

Securities sold under agreements to repurchase and overnight borrowings	53,155	35,179
Federal Home Loan Bank advances	130,931	94,104
Notes Payable	51	73
Subordinated Debentures	36,084	20,620
Accrued interest and other liabilities	19,449	13,617

Total Liabilities	1,244,157	999,019

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 7,374,060 shares issued
and outstanding (6,484,202 at December 31, 2006)	110,862	91,652
Retained earnings	6,764	4,552
Accumulated other comprehensive income/(loss)	211	(131)

Total Shareholders' Equity	117,837	96,073

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,361,994	$1,095,092

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2007	2006

Interest Income:
Interest and fees on loans	$20,817	$17,366
Securities
Taxable	921	552
Exempt from Federal Income Tax	363	245
Short term investments	334	110

Total Interest Income	22,435	18,273
Interest Expense:
Deposits	7,892	6,066
FHLB advances and other	2,286	1,663
Subordinated Debt	522	337

Total Interest Expense	10,700	8,066
Net Interest Income	11,735	10,207
Provision for loan losses	223	213

Net Interest Income after provision for loan losses	11,512	9,994
Noninterest Income:
Gain on sale of mortgage loans	428	346
Service charges on deposit accounts	1,290	955
Gain/(loss) on sale of securities	0	0
Mortgage servicing, net of amortization	141	128
Other	1,119	1,055

Total Noninterest Income	2,978	2,484
Noninterest Expense:
Salaries and employee benefits	5,744	4,589
Occupancy and equipment	1,597	1,290
Amortization and impairment of intangibles	332	168
FDIC insurance premium	61	24
Other	3,408	2,496

Total Noninterest Expense	11,142	8,567

Income before federal income taxes	3,348	3,911
Federal income taxes	933	1,194

NET INCOME	$2,415	$2,717

Comprehensive Income	$2,850	$3,048

Basic Earnings Per Share	$0.33	$0.41

Diluted Earnings Per Share	$0.33	$0.41

Dividends Per Share	$0.225	$0.214

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2007	2006

Interest Income:
Interest and fees on loans	$54,657	$49,897
Securities
Taxable	2,233	1,605
Exempt from Federal Income Tax	900	734
Short term investments	914	297

Total Interest Income	58,704	52,533
Interest Expense:
Deposits	20,988	16,473
FHLB advances and other	5,577	4,803
Subordinated Debt	1,209	983

Total Interest Expense	27,774	22,259
Net Interest Income	30,930	30,274
Provision for loan losses	241	598

Net Interest Income after provision for loan losses	30,689	29,676
Noninterest Income:
Gain on sale of mortgage loans	1,127	956
Service charges on deposit accounts	3,228	2,893
Gain/(loss) on sale of securities	(130)	7
Mortgage servicing, net of amortization	416	332
Other	2,963	3,577

Total Noninterest Income	7,604	7,765
Noninterest Expense:
Salaries and employee benefits	15,301	13,774
Occupancy and equipment	4,274	3,793
Amortization and impairment of intangibles	929	504
FDIC insurance premium	110	77
Other	8,191	7,655

Total Noninterest Expense	28,805	25,803

Income before federal income taxes	9,488	11,638
Federal income taxes	2,668	3,598

NET INCOME	$6,820	$8,040

Comprehensive Income	$7,162	$8,155

Basic Earnings Per Share	$1.00	$1.22

Diluted Earnings Per Share	$1.00	$1.22

Dividends Per Share	$0.675	$0.638

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$6,820	$8,040
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	241	598
Depreciation of premises and equipment	2,141	1,860
Net amortization of security premiums/discounts	(268)	8
Loss/(Gain) on sale of securities	130	(7)
Amortization and impairment of intangibles	929	504
Stock option and stock grant compensation expense	210	180
Gain on sale of mortgage loans	(1,127)	(956)
Proceeds from sales of mortgage loans	43,042	41,279
Loans originated for sale	(41,106)	(41,266)
Increase in accrued interest receivable and other assets	4,245	(1,228)
Increase in accrued interest payable and other liabilities	(879)	2,179

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,378	11,191

INVESTING ACTIVITIES
Bank acquisition, net of cash assumed	(15,170)	0
Proceeds from sale of securities available for sale	18,111	0
Proceeds from maturities and calls of securities available for sale	30,705	26,577
Purchases of securities available for sale	(50,079)	(24,492)
Purchases of FHLB stock	(296)	(263)
Sale of FHLB stock	50	435
Proceeds from sale of fixed assets	574	52
Net increase in portfolio loans	(28,611)	(38,012)
Net purchases of premises and equipment	(2,612)	(2,351)

NET CASH USED IN INVESTING ACTIVITIES	(47,328)	(38,054)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(2,938)	8,793
Increase/(decrease) in securities sold under agreements to
repurchase and other short term borrowings	13,666	(6,961)
Repayment of notes payable and other borrowings	(19,750)	(7,517)
Proceeds from issuance of other borrowings	19,600
Repayment of Federal Home Loan Bank borrowings	(12,793)	(5,134)
Proceeds from Federal Home Loan Bank borrowings	21,500	15,720
Proceeds from subordinated debentures	15,464	10,310
Issuance of common stock, net	2,081	2,000
Purchase of common stock	(1,801)	(3,706)
Cash dividends	(4,608)	(4,191)

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,421	9,314

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,529)	(17,549)
Cash and cash equivalents at beginning of period	56,937	53,332

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,408	$35,783

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine months ended September 30,

Supplemental Disclosure
Interest Paid	$27,325	$21,279
Income Taxes Paid	$2,425	$3,566
Non cash transfers of loans to Other Real Estate Owned	$1,685	$2,804

See notes to consolidated financial statements.

Ionia County National Bank acquisition:
(In Thousands of Dollars)

Securities acquired (including FHLB stock)	28,252
Loans acquired, net of allowance for loan losses	178,456
Bank premises and equipment acquired	7,283
Acquisition intangibles recorded	18,983
Other assets acquired	12,152
Deposits assumed	(171,999)
Borrowings assumed	(32,558)
Other liabilities assumed	(6,679)

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
UNAUDITED

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006.

Effect of Newly Issued Accounting Standards

none

Effect of Newly Issued but not yet Effective Accounting Standards

none

NOTE 2 - ACQUISITIONS AND DIVESTITURES

On July 1, 2007 we acquired ICNB Financial Corporation (ICNB). ICNB was the holding company for The Ionia County National Bank of Ionia, based in Ionia, Michigan. Ionia County National Bank subsequently changed its name to Firstbank – West Michigan. The purpose of the acquisition was to increase market share in the Michigan banking market. As of June 30, 2007, ICNB had total assets of $231 million, total deposits of $171 million, and total loans, net of allowance, of $180 million. The merger was accounted for using the purchase accounting method of accounting, and accordingly the purchase price was allocated to assets acquired and the liabilities assumed based upon the estimated fair value as of the merger date.

Firstbank Corporation paid an aggregate value of $38.4 million to acquire the shares of ICNB common stock outstanding. The purchase price was determined using the Firstbank’s market price on February 1, 2007, the date of the merger agreement. We issued 874,740 shares of Firstbank common stock, and paid $19,584,000 in cash for the acquisition. The acquisition resulted in the creation of $19.0 million of intangible assets, of which $15.3 million was designated as goodwill and $3.7 million as core deposit intangible.

ICNB’s financial information is incorporated into the financial statements contained within this report from July 1, 2007 forward, the date of the merger.

On September 30, 2007, we sold our 55% ownership in C.A. Hanes Realty, Inc. at a loss after taxes of $104,000. Historical earnings from C.A. Hanes Realty, Inc. are included in the financial statements presented in this report. Balance sheet results of September 30, 2007 exclude C.A. Hanes, Realty, Inc. as the sale transaction was completed on that date.

The following proforma disclosure of combined entity results of Firstbank Corporation and ICNB presents the results of operations as if the two entities had combined as of January 1, 2006.

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars, except Earnings per Share)	2007	2006	2007	2006

Net Interest Income	$11,735	$12,299	$34,742	$36,500
Provision for loan losses	223	277	319	803

Net Interest Income after provision for loan losses	11,512	12,022	34,423	35,697
Noninterest Income	2,978	3,218	8,846	9,834
Noninterest Expense	11,142	10,717	33,436	32,131

Income before federal income taxes	3,348	4,523	9,833	13,400
Federal income taxes	933	1,348	2,683	4,036

Net income	$2,415	$3,175	$7,150	$9,364

Basic Earnings per Share	$0.33	$0.43	$0.97	$1.26
Diluted Earnings per Share	$0.33	$0.43	$0.97	$1.25

Included in the results above are certain non recurring expenses incurred at ICNB. The nine months ended Septermber 30, 2006 includes approximately $135,000 (pre-tax) in non recurring legal fees associated with two law suits at ICNB. The nine months ended September 30, 2007 includes approximately $640,000 (pre-tax) in non recurring events relating to the disposition of a long term OREO property, deferred compensation plans, and conforming accounting adjustments due to the pending merger, that related to the late fee accruals.

NOTE 3 - GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2007	2006

Balance at January 1	$20,094	$19,888
Impairment write down	275	0
Goodwill from acquisitions	15,336	206

Balance at September 30	$35,155	$20,094

The $275,000 impairment write down above relates to goodwill at our C.A. Hanes Realty, Inc. subsidiary, while the $15,374,000 represents goodwill created in the acquisition of ICNB Financial Corporation and the $206,000 in 2006 was an adjustment relating to our Keystone acquisition.

NOTE 4 - BORROWINGS

We established a line of credit agreement with Comerica Bank, on June 30, 2007 at a variable interest rate chosen by us of either Comerica Bank’s prime commercial borrowing rate less 1.25%, or 1.00% over Comerica Bank’s Eurodollar-based Rate. This agreement allows for a revolving line of credit up to an aggregate principal amount of $30,000,000. Maturity of Eurodollar-based borrowings are established at the time of the borrowing and can range in duration from one to six months. Prime-based borrowings may be repaid at any time. The terms of the agreement require the Company to pay interest monthly on outstanding Prime-based borrowing, and at maturity on any Eurodollar-based borrowing, and prohibit us from pledging the stock of our subsidiary banks. We borrowed $19.6 million on this line of credit to temporarily fund the ICNB acquisition, and subsequently repaid that borrowing at the end of July. There was no outstanding balance on the line at the end of the third quarter.

On July 30, 2007, two trusts, formed by us, issued $15,464,000 of trust preferred securities as part of a pooled offering of such securities. One of the trusts issued $7,732,000 of variable rate securities at 90 day LIBOR plus 1.35% (6.71% on the date of issuance). The other trust issued $7,732,000 of fixed rate securities that carry an interest rate of 6.566 % for five years, and then convert to a variable rate of 90 day LIBOR plus 1.35% for the remainder of their term. Firstbank then issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures represent the sole assets of each of the trusts. We may redeem the subordinated debentures, in whole or in part, any time on or after July 30, 2012 at 100% of the principal amount of the securities. The debentures are required to be paid in full on July 30, 2037. The proceeds of this offering were used to provide funding for the acquisition of ICNB.

NOTE 5 - NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Nonperforming loans:
Nonaccrual loans	$8,323	$1,768
Loans 90 days or more past due and still accruing	2,605	2,485
Renegotiated loans	263	0

Total nonperforming loans	$11,181	$4,253

Property from defaulted loans	$3,242	$1,700

Nonperforming loans as a percent of total loans*	1.00%	0.47%
Nonperforming loans plus Other Real Estate as a percent of total	1.30%	0.65%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	1.07%	0.54%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$9,501	$11,621	$9,966	$11,559
Allowance acquired through acquisitions	2,346	0	2,346	0
Charge-offs	(440)	(1,240)	(1,122)	(1,754)
Recoveries	191	95	390	287

Net charge-offs	(249)	(1,145)	(732)	(1,467)
Provision for loan losses	223	213	241	597

Balance at end of period	$11,821	$10,689	$11,821	$10,689

Average total loans* outstanding during the period	$1,102,696	$914,979	$974,426	$903,997
Allowance for loan loss as a percent of total loans*	1.06%	1.17%	1.06%	1.17%
Allowance for loan loss as a percent
of nonperforming loans	106%	271%	106%	271%
Net Charge-offs^ as a percent of average loans*	0.09%	0.50%	0.10%	0.22%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 6 - BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Earnings per share
Net income	$2,415	$2,717	$6,820	$8,040
Weighted average common shares outstanding	7,389	6,554	6,809	6,574

Basic Earnings per Share	$0.33	$0.41	$1.00	$1.22

Earnings per share assuming dilution
Net income	$2,415	$2,717	$6,820	$8,040
Weighted average common shares outstanding	7,389	6,554	6,809	6,574
Add dilutive effect of assumed exercises of options	3	40	13	44

Weighted average common and dilutive potential common	7,392	6,594	6,822	6,618
shares outstanding

Diluted Earnings per Share	$0.33	$0.41	$1.00	$1.21

Stock options for 177,483 shares for the three month and 177,441 shares for the nine month periods of 2006, and 324,794 shares for the three month, and 280,332 shares for the nine month periods of 2007, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, and C.A. Hanes Realty, Inc.), Firstbank — Lakeview, Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. See note 2 of the notes to consolidated financial statements for additional disclosures on Firstbank – West Michigan and C.A. Hanes Realty, Inc.

Events Occurring in the Third Quarter 2007

On July 1, 2007 we completed our acquisition of ICNB Financial Corporation (ICNB). ICNB was the holding company for The Ionia County National Bank of Ionia, based in Ionia, Michigan. Ionia County National Bank subsequently changed its name to Firstbank – West Michigan. The purpose of the acquisition was to increase market share in the Michigan banking market. As of June 30, 2007, ICNB had total assets of $231 million, total deposits of $171 million, and total loans, net of allowance, of $180 million. The merger was accounted for using the purchase accounting method of accounting, and accordingly the purchase price was allocated to assets acquired and the liabilities assumed based upon the estimated fair value as of the merger date.

We paid an aggregate value of $38.4 million to acquire the shares of ICNB common stock outstanding. The purchase price was determined using the Firstbank’s market price on February 1, 2007, the date of the merger agreement. We issued 874,740 shares of Firstbank common stock, and paid $19,584,000 in cash for the acquisition. The acquisition resulted in the creation of $19.0 million of intangible assets, of which $15.3 million was designated as goodwill and $3.7 million as core deposit intangible.

ICNB’s financial information is incorporated into the financial statements contained within this report from July 1, 2007 forward, the date of the merger. As such, comparison of this quarter’s results to prior periods are affected by the inclusion of ICNB’s results.

On September 30, 2007, we sold our 55% ownership in C.A. Hanes Realty, Inc. at a loss after taxes of $104,000. Historical earnings from C.A. Hanes Realty, Inc. are included in the financial statements presented in this report. Balance sheet results of September 30, 2007 exclude C.A. Hanes, Realty, Inc. as the sale transaction was completed on that date.

On July 23, 2007, the board of director’s approved a plan to re-establish authorization to repurchase shares for an aggregate amount of up to $5 million, from that point forward, of Firstbank Corporation stock.

Financial Condition

Total assets increased $266.9 million, or 24.4%, during the first nine months of 2007. Cash and cash equivalents decreased $2.5 million, or 4.4%. Securities available for sale were higher, increasing $28.7 million, or 41.5%, from December 31, 2006. Total portfolio loans increased $207.0 million, or 22.8%, during the first nine months of 2007. Average total loans were 20.5% higher in the third quarter of 2007 when compared with the fourth quarter of 2006. Much of this growth resulted from the ICNB acquisition, which added $28.3 million of securities held for sale, $178.4 million of portfolio loans, and $249.7 million of total assets on July 1, 2007.

Residential mortgages grew $107.7 million, or 37.9% from year end 2006, mainly due to $85.6 million of residential loans from the ICNB acquisition, and new loans which were retained for the loan portfolio because of their specific rate and collateral characteristics. Real estate construction loans increased $12.1 million, or 14.8%. Commercial and commercial real estate loans were $70.8 million higher, or 14.7%, from December 31, 2006. Absent the $78.9 million of loans added in the acquisition, commercial and commercial real estate loans would have been $8.1 million or 1.7% lower.

Net charge-offs of loans were $732,000 in the first nine months of 2007 compared to $1,467,000 in the first nine months of 2006. The ratio of net charge-offs of loans (annualized) to average loans was 0.10% in 2007 compared to 0.22% in the same period of 2006. At the end of the first quarter of 2007, events relating to the sale of a business, and pending payoff of its associated loans, caused us to conclude that specific reserves of $971,000 on that relationship were no longer needed. Those excess reserves were reversed against provision expense in the first quarter. In the second quarter a single $4.7 million loan on an apartment complex in southeast Michigan was placed on non-accrual status and reserves of $500,000 were allocated to the loan, resulting in an increase in our provision expense for the second quarter. We provided $712,000 of normal reserves to cover charged off loans and other changes in our loan portfolio in the first nine months, resulting in an overall provision expense for the year-to-date period of $241,000, reflecting the effects of the negative provision in the first quarter.

At September 30, 2007, the allowance as a percentage of average outstanding loans was 1.06% compared with 1.17% at the same point a year earlier. Non-performing loans as a percent of total loans was 1.07% at September 30, 2007, compared with 0.54% at year end 2006. Nonperforming loans increased $6.9 million from year end and $7.2 million from the year ago period primarily due to the loan which was placed into nonaccrual status in the second quarter of 2007 as mentioned above and the addition of $1.6 million of nonperforming loans acquired in the ICNB acquisition. Our overall asset quality remains one of the strengths of our banking franchise and has allowed us to maintain strong asset quality measures relative to our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $169.1 million, or 20.2%, during the first nine months of 2007 when compared with year end 2006. Noninterest bearing demand account balances increased $16.7 million or 12.7%, interest bearing demand account balances increased $56.5 million, or 35.0%, savings balances increased $25.9 million, or 20.4%, and time balances increased $70.0 million, or 16.9%. Within time balances, wholesale CDs were $27.0 million lower than year end, while core market CDs increased $97.0 million. The acquisition of ICNB contributed $22.1 million of non interest bearing deposits, $55.3 million of interest bearing demand balances, $18.8 million of savings balances, and $74.3 million in time balances of the growth noted above.

For the nine month period ended September 30, 2007, securities sold under agreements to repurchase and overnight borrowings increased $18.0 million, or 51.1%, due to normal fluctuations in customer cash flows and $5.4 million of balances from the acquisition. Federal Home Loan Bank advances and notes payable were up $36.8 million, or 39.1% higher than year end. The ICNB acquisition added $27.4 million of the higher Federal Home Loan Bank balances. The additional increase was caused by a shift in funding from wholesale CDs to Federal Home Loan Bank balances as a lower cost of funding.

Total shareholders’ equity increased $21.8 million, or 22.7%, during the first nine months of 2007. Net income of $6.8 million and stock issuances of $20.8 million increased shareholders’ equity, while dividends of $4.6 million and share repurchases of $1.8 million decreased shareholders’ equity. Stock issuance was primarily related to the $18.7 million issued in the ICNB acquisition, dividend reinvestment and exercise of stock options. The per share book value of shareholders’ equity was $15.98 at September 30, 2007, increasing from $14.82 at December 31, 2006.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier 1 Capital	Totak Risk- Based Capital

Capital Balances at September 30, 2007	$112,382	$112,382	$123,631
Required Regulatory Capital	$52,714	$42,619	$85,238
Capital in Excess of Regulatory Minimums	$59,668	$69,763	$38,393

Capital Ratios at September 30, 2007	8.53%	10.55%	11.60%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended September 30, 2007

For the third quarter of 2007, net income was $2,415,000, basic earnings and diluted earnings per share were $0.33, compared to $2,717,000, and $0.41 basic and diluted per share for the third quarter of 2006, and $1,747,000, $0.27, for the second quarter of 2007. The second quarter of 2007 included a charge of $500,000 to establish reserves on a large commercial loan, which became impaired in the period, and the write off of $275,000 of goodwill ($150,000 net of minority interest) on the company’s real estate subsidiary. These two charges resulted in a reduction of per share earnings of $0.07. Third quarter 2007 net income was negatively impacted by $104,000 from the sale of our CA Hanes Realty, Inc. subsidiary on September 30.

Average earning assets increased $231.8 million, or 23.3%, from the third quarter of 2006 to the same period of 2007. The yield on earning assets decreased 1 basis point, to 7.35%, for the quarter ended September 30, 2007, compared to 7.36% for the quarter ended September 30, 2006. The cost of funding related liabilities increased, rising 25 basis points when comparing the three month periods ended September 30, from 3.20% in 2006, to 3.45% in 2007. The decrease in yield on earning assets coupled with the increase in the cost of funds relative to earning assets caused the net interest margin to decrease by 26 basis points, from 4.15% in 2006 to 3.89% in 2007. Net interest income increased $1.5 million to $11.7 million in the third quarter of 2007 compared with the same period of 2006. The current rate environment continues to present a challenge in managing our net interest income. Competition for deposits has resulted in a shift of balances from lower cost transactional accounts into higher priced time deposits. At the same time, competition for quality loans in the state is restricting our ability to obtain higher rates on loans. The Federal Reserve lowered its target federal funds rate by 50 basis points on September 17, and by another 25 basis points on October 31. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting further pressure on our net interest margin late in the third quarter and into the fourth quarter.

The provision for loan losses decreased $10,000, when the third quarter of 2007 is compared to the same quarter of 2006. In the first quarter of 2007, we reversed $971,000 of our allowance for loan loss reserve as a result of the expected pay off of a loan relationship for which specific reserves had been previously designated, resulting in a negative provision expense for the quarter of $721,000. That loan relationship paid off early in the second quarter. Absent this event, provision for loan losses would have been $250,000 in the first quarter of 2007. In the second quarter of this year a $4.7 million loan relationship was identified as having cash flow problems and was placed on non accrual status. We determined that allocated allowance was necessary for the loan and as a result increased our loan loss provision for the quarter accordingly. Net charge-offs for the third quarter of 2007 were $249,000, or 0.09% annualized, compared with $319,000, or 0.14% in the second quarter of 2007 and $1,145,000, or 0.50% in the third quarter of 2006. We have developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.0 million in the third quarter, compared with $2.5 million in the third quarter of 2006 and $2.4 million in the second quarter of 2007. As previously mentioned, the second quarter of 2006 included a one time gain on the sale of a minority interest in our title insurance company of $275,000. The most significant increases in non interest income from quarter to quarter are in deposit service charges and gains on the sale of mortgage loans, which increased $335,000 and $82,000 respectively, over last years third quarter and $296,000 and $53,000 respectively, over second quarter 2007.

Total non-interest expense increased $2,575,000, or 30.1%, when comparing the three month periods ended September 30, 2007 and 2006. Salary and employee benefits were $1,155,000 higher than the 2006 third quarter, and include staffing for our new affiliate and three additional branches compared with the prior year. Occupancy and equipment costs were $307,000 higher, mainly due to the new offices and the addition of ICNB. Intangibles cost is $164,000 higher than the year ago quarter, as a result of the addition core deposit amortization from the ICNB acquisition. Other expenses were $912,000 higher than the same quarter in 2006, and include costs related to the ICNB acquisition.

Federal Income tax expense was $261,000 lower than last year’s third quarter, mainly due to lower net income and the benefits of our insurance captive formed in October of 2006.

Nine Months Ended September 30, 2007

For the first nine months of 2007, net income was $6,820,000, basic and diluted earnings per share were $1.00, compared with net income of $8,040,000, basic and diluted earnings per share of $1.22 for the first nine months of 2006. The first nine months of 2007 produced net interest income which was $1.0 million, or 4.3%, higher than the same period of 2006. Non interest income was basically unchanged from the year ago period at $7.6 million compared with $7.8 million in 2006. Non interest expense was higher at $28.8 million in 2007 compared with $25.8 million in 2006. These comparisons include the results of ICNB from July 1, 2007, but do not include their results for prior periods. The results of CA Hanes Realty, Inc. are fully included in both periods presented.

Average earning assets increased $98.8 million, or 10.1%, from the first three quarters of 2006 to the same period of 2007. The yield on earning assets increased 13 basis points, to 7.33%, for the nine months ended September 30, 2007, compared to 7.20% for the nine months ended September 30, 2006. The cost of funding related liabilities also increased, rising 41 basis points when comparing the nine month periods ended September 30, from 3.02% in 2006, to 3.43% in 2007. The increase in yield on earning assets was less than the increase in the cost of funds relative to earning assets, causing the net interest margin to decrease by 29 basis points, from 4.19% in 2006 to 3.90% in 2007. Net interest income increased $1.0 million to $30.9 million in the first three quarters of 2007 compared with the same period of 2006. The current rate environment continues to present a challenge in managing our net interest income. Competition for deposits has resulted in a shift of balances from lower cost transactional accounts into higher priced time deposits. At the same time, competition for quality loans in the state is limiting our ability to obtain higher rates on loans.

The provision for loan losses decreased $357,000, when the first nine months of 2007 is compared to the same period of 2006. In the first quarter of 2007, we reversed $971,000 of our allowance for loan loss reserve as a result of the expected pay off of a loan relationship for which specific reserves had been previously designated, while the second quarter required the addition of $500,000 to our provision expense relating to one large commercial loan. Our third quarter was absent any unusual events, producing provision expense of $223,000, resulting in a year to date provision expense of $241,000. Prior year provision expense was $598,000. Net charge-offs for the first nine months of 2007 decreased from $1,467,000 in 2006 to $732,000 in 2007. Year to date, net charge offs as a percent of loans were 0.10% compared with 0.22% in 2006. We have developed a quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income decreased $161,000, or 2.1%, when the first nine months of 2007 is compared to the same period in 2006. Higher mortgage banking revenue and service charges on deposit accounts partially offset decrease on security gains and losses of $137,000. Losses on the sale of securities were $130,000 in 2007, compared with a gain on the sale of securities of $7 in 2006. In March of the this year we reviewed our balance sheet for ways to improve the company’s net interest margin. As a result of that review, we determined that several securities with below market yields should be sold at a loss of $130,000, and replaced with similar securities that offered higher long term interest rates. Other non interest income was $614,000 lower in 2007 mainly due to the gain on sale of a minority interest in our title insurance subsidiary in 2006 and lower levels of income from our non banking subsidiaries during 2007. The non bank subsidiary income was $804,000 lower than the same nine months of 2006 due primarily the slow real estate market and the sale of Gladwin Land in 2006.

Total non-interest expense increased $3,002,000, or 11.6%, when comparing the nine month periods ended September 30, 2007 and 2006. The most significant portion of this increase was in salaries and employee benefits which were $1,527,000 higher than the 2006 level, occupancy and equipment expense which increased $481,000, and intangibles amortization, which was $425,000 higher. The increase in all of these areas were driven by the acquisition of ICNB and three new branches which added costs in 2007 relative to 2006. The increase in intangibles amortization was a result of the decision to write off the goodwill associated with our real estate sales subsidiary in the second quarter of 2007 and additional expense from the ICNB acquisition.

Federal Income tax expense was $930,000 lower than the prior year due to lower earnings and the tax benefits resulting from our captive insurance subsidiary formed in the fourth quarter of 2006.

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

Item 4.    Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 6, 2007, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2007 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

On July 23,2007, the board of director’s approved a plan to re-establish the authorization to repurchase shares for an aggregate amount of up to $5 million, from this point forward, of Firstbank Corporation stock. During the third quarter, we repurchased 103,100 shares of our stock at an average price of $17.47.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

July	0	-	0	$5,000,000

August	100,100	$17.47	100,100	$3,251,112

September	3,000	$17.24	3,000	$3,199,242

Total	103,100	$17.47	103,100	$3,199,242

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

Date: November 6, 2007	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.