Form 10-K
period 2007-12-31
FIRSTBANK CORP
filed 2008-02-29
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive office)	48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No   X

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

Aggregate Market Value as of June 30, 2007: $ 126,132,957

Common stock outstanding at February 26, 2008: 7,412,776 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2007, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 28, 2008 are incorporated by reference in Part III.

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

        Firstbank Corporation (the “Corporation”) is a financial holding company. We own all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan, and FBMI Risk Management Services, Inc. (a captive insurance company).

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

        Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 83% of total revenue in 2007, 83% in 2006, and 80% in 2005. Non-interest revenue accounted for approximately 11% of total revenue in 2007, 13% in 2006, and 15% in 2005. Interest on securities accounted for approximately 6% of total revenue 2007 and 4% in 2006, and 5% in 2005. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

        Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan. Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch: Fairview, Hale, Higgins Lake, Prescott, Rose City, St. Helen and West Branch Township. Firstbank – West Branch owns 1st Armored, Incorporated (an armored car service provider), 1st Title, Incorporated (a title insurance company), and Firstbank — West Branch Mortgage Company (a subsidiary of the bank, established in 2001). 1st Title, Incorporated owns a 52% interest in 1st Investors Title, LLC (a title insurance company).

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

        Firstbank – St. Johns is a Michigan state chartered bank which was established in 2000. Its main office and one branch are located in St. Johns, Michigan. Firstbank – St. Johns also owns one branch in Dewitt. Firstbank – St. Johns Mortgage Company, a subsidiary of the bank, was established in 2001.

        Keystone Community Bank is a Michigan state chartered bank which was established in 1997 and acquired by us on October 1, 2005. Its main office and two branches are located in Kalamazoo with two additional branches in Portage and one branch in Paw Paw. Keystone Mortgage Services, LLC, is a 99% owned subsidiary of the bank. Keystone Premium Finance, LLC, is a 90% owned subsidiary of the bank. Keystone T.I. Sub, LLC is wholly owned by the bank, and KCB Title Insurance Agency, LLC is a 50% owned subsidiary of Keystone T.I. Sub, LLC.

        Firstbank – West Michigan (formerly Ionia County National Bank of Ionia) is a Michigan state chartered bank which was established in 1934 and acquired by us on July 1, 2007. Its main office and two branches are located in Ionia, with two additional branches in each of Belding and Hastings, and one branch each in Lowell, Sunfield, and Woodland.

        The following table shows comparative information concerning our subsidiary banks at December 31, 2007:

	Firstbank - Alma	Firstbank (Mt. Pleasant)	Firstbank - West Branch	Firstbank - Lakeview	Firstbank - St. Johns	Keystone	Firstbank - West Michigan

	(In Thousands of Dollars)

Assets	$256,433	$222,255	$241,800	$117,850	$70,448	$210,846	$237,723
Deposits	193,278	171,615	174,668	86,184	60,945	150,195	166,209
Loans	185,146	201,036	210,101	105,705	64,045	184,218	174,892

        As of December 31, 2007 we employed 492 persons on a full-time equivalent basis.

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

        Our subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in seven geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – Lakeview primarily in Mecosta and Montcalm counties; Firstbank – St. Johns primarily in Clinton County; Keystone Community Bank primarily in Kalamazoo and Van Buren counties, and Firstbank – West Michigan primarily competes in Ionia, Kent, Montcalm, Barry, and Eaton counties.

        Banks and bank holding companies are extensively regulated. We are a financial holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank and Firstbank – West Michigan are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Services.

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

        Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is therefore, subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. In 2004 section 404 of the Sarbanes-Oxley Act were implemented, which require us to report on the Corporation’s system of internal controls. Extensive testing and monitoring of our internal control environment was performed by both our management and our external audit firm.

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

        The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2007:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation - Consolidated	8.51%	10.25%	11.28%
Firstbank - Alma	6.49%	8.99%	10.22%
Firstbank (Mount Pleasant)	8.86%	9.28%	10.19%
Firstbank - West Branch	7.30%	9.21%	10.17%
Firstbank - Lakeview	7.64%	9.23%	10.06%
Firstbank - St. Johns	8.21%	9.29%	10.37%
Keystone Community Bank	9.11%	9.29%	10.24%
Firstbank - West Michigan	6.77%	9.11%	10.36%

        The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

	(In Thousands of Dollars)

Capital Balances at December 31, 2007	$113,146	$113,146	$124,448
Required Regulatory Capital	53,161	44,134	88,268

Capital in Excess of Regulatory Minimums	$59,985	$69,012	$36,180

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

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31

	2007	2006	2005

Taxable
US Government Agencies	$45,304	$33,584	$36,851
States and Political Subdivisions	2,232	1,629	3,655
Mortgage Backed Securities	12,726	4,143	3,544
Corporate and Other	10,127	3,210	2,879

Total Taxable	70,389	42,566	46,929

Tax-Exempt
States and Political Subdivisions	34,066	26,559	26,882

Total	$104,455	$69,125	$73,811

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2007, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)

	(In Thousands of Dollars)

U.S. Agencies:
One Year or Less	$13,911	3.41%
Over One Through Five Years	31,393	4.99%

Total	45,304	4.50%

State and Political Subdivisions:
One Year or Less	5,177	4.62%
Over One Through Five Years	16,757	4.21%
Over Five Through Ten Years	9,717	4.80%
Over Ten Years	4,647	4.73%

Total	36,298	4.49%

Mortgage Backed Securities
One Year or Less	884	4.03%
Over One Through Five Years	4,643	4.75%
Over Five Through Ten Years	5,457	5.26%
Over Ten Years	1,742	5.19%

Total	12,726	4.98%

Corporate and Other:
One Year or Less	10,127	6.64%

Total	10,127	6.64%

TOTAL	$104,455	4.76%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2007	2006	2005	2004	2003

	(In Thousands of Dollars)

Loan Categories:
Commercial and Agricultural	$219,080	$194,810	$183,473	$110,261	$112,384
Commercial Real Estate	311,494	286,249	302,471	225,372	203,080
Real Estate Mortgages	387,222	284,137	272,402	231,213	204,844
Real Estate Construction	126,027	81,218	61,067	47,920	55,160
Consumer	78,107	63,106	59,211	56,321	60,128

Total	$1,121,930	$909,520	$878,624	$671,887	$635,596

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2007. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total

	(In Thousands of Dollars)

Commercial and Agricultural	$112,233	$87,987	$18,860	$219,080
Real Estate Construction	59,635	55,598	10,794	126,027

Total	$171,867	$143,585	$29,655	$345,107

Loans Due after One Year:
With Pre-determined Rate		$118,508	$22,024	$140,532
With Adjustable Rates		25,077	7,631	32,708

Total		$143,585	$29,655	$173,240

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2007	2006	2005	2004	2003

	(In Thousands of Dollars)

Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$7,339	$813	$534	$806	$529
Real Estate Mortgages	3,032	847	4,079	633	269
Consumer	83	108	158	17	36

Total	10,454	1,768	4,771	1,456	834

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	732	767	199	158	21
Real Estate Mortgages	2,170	1,597	2,054	186	543
Consumer	259	121	188	64	17

Total	3,161	2,485	2,441	408	581

Renegotiated Loans:
Consumer	4	0	0	0	0
Commercial and Agricultural	374	0	0	0	0
Real Estate Mortgages	165	0	0	0	0

Total	543	0	0	0	0

Total Nonperforming Loans	14,158	4,253	7,212	1,864	1,415

Property from Defaulted Loans	3,153	1,700	1,020	950	364

Total Nonperforming Assets	$17,311	$5,953	$7,352	$2,814	$1,779

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2007, was $493,891. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $771,144 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2007 we had $52,993,120 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2007, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2007.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2007	2006	2005	2004	2003

Balance at Beginning of Period	$9,966	$11,559	$10,581	$11,627	$11,536
Allowance of acquired banks	2,346	0	1,949	0	0
Charge-Offs:
Commercial and Agricultural	2,231	1,910	1,146	224	219
Real Estate Mortgages	510	157	84	221	50
Consumer	682	627	509	485	509

Total Charge-Offs	3,423	2,694	1,739	930	778
Recoveries:
Commercial and Agricultural	157	86	173	65	104
Real Estate Mortgages	25	21	57	77	32
Consumer	393	227	243	167	183

Total Recoveries	575	334	473	309	319

Net Charge-Offs	2,848	2,360	1,265	621	459
Provision for Loan Losses	2,013	767	295	(425)	550

Balance at End of Period	$11,477	$9,966	$11,559	$10,581	$11,627

Net Charge-Offs as a Percent of Average Loans	.28%	.26%	.17%	.09%	.08%

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

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2007		2006		2005		2004		2003

	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and
Agricultural	$8,696	20%	$7,944	21%	$10,379	21%	$9,012	16%	$9,130	18%
Real Estate
Mortgages	833	73%	627	72%	620	72%	419	75%	1,250	73%
Consumer	1,272	7%	811	7%	479	7%	1,058	9%	1,154	9%
Unallocated*	676		584		81		92		93

Total	$11,477	100%	$9,966	100%	$11,559	100%	$10,581	100%	$11,627	100%

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

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2007		2006		2005

	Amount	Rate	Amount	Rate	Amount	Rate

	(In Thousands of Dollars)

Average Balance:
Non-interest-bearing Demand Deposits	$135,956		$124,740		$112,088
Interest-bearing Demand Deposits	189,989	2.26%	169,507	2.06%	170,211	1.36%
Other Savings Deposits	142,996	1.85%	131,226	1.74%	124,671	1.21%
Other Time Deposits	446,136	4.87%	383,424	4.47%	257,626	3.32%

Total Average Deposits	$915,077	3.68%	$808,897	3.35%	$664,596	2.24%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2007, was as follows (In Thousands of Dollars):

Three Months or Less	$60,327
Over Three Through Six Months	41,090
Over Six Through Twelve Months	52,321
Over Twelve Months	39,448

Total	$193,186

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2007	2006	2005

Financial Ratios:
Return on Average Total Assets	0.69%	0.95%	1.15%
Return on Average Equity	7.80%	10.72%	12.77%
Average Equity to Average Total Assets	8.79%	8.89%	9.02%
Dividend Payout Ratio	74.49%	54.72%	47.35%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2007, which consist of the following:

	2007	2006	2005

Amounts Outstanding at the End of the Year	$35,891	$32,079	$31,011

Weighted Average Interest Rate at the End of the Year	3.25%	4.17%	2.88%

Longest Maturity	1/1/08	1/01/07	1/01/06

Maximum Amount Outstanding at any Month End During Year	$40,689	$37,459	$31,920

Approximate Average Amounts Outstanding During the Year	$36,170	$31,108	$28,065

Approximate Weighted Average Interest Rate for the Year	3.87%	3.89%	2.18%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 1A.	Risk Factors

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

        The market price for our common stock has fluctuated, and the overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors’ or analysts perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Market conditions; and
•	General economic conditions.

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

        There are no unresolved SEC comments with respect to reports filed by the Corporation under the Securities Exchange Act of 1934.

ITEM 2.	Properties

        Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 53 branch offices throughout central Michigan, most of which are full service facilities. Our subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, Lakeview, St. Johns, Kalamazoo and Ionia. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

        We consider our properties and equipment to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations. However, we may chose to add additional branch locations to expand our presence in current or contiguous markets in the future to improve our opportunities for growth.

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

        William L. Benear (age 61) became President & CEO of Firstbank – Lakeview and Vice President of the Corporation in January 2000. Prior to his appointment as Lakeview’s President & CEO, Mr. Benear has served as Executive Vice President of Firstbank – Lakeview since 1994.

        David M. Brown (age 49) became President & CEO of Firstbank – St. Johns and Vice President of the Corporation in January 2005. Prior to his appointment as St. Johns’ President & CEO, Mr. Brown has worked for over 24 years at both regional and community banks. Positions held during his career include Community Bank President, Commercial Loan Regional Manager, Vice President of Commercial Banking and Branch Manager.

        James D. Fast (age 60) became President & CEO of Firstbank – West Michigan and Vice President of the Corporation in July 2007. Mr. Fast served as President & CEO of Ionia County National Bank of Ionia from 1996 until his appointment to President & CEO of Firstbank – West Michigan. Mr. Fast joined ICNB in January 1989 as Senior Vice President and Senior Lender. In 1993, he was appointed Executive Vice President and elected to the Board of Directors.

        David L. Miller (age 42) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Douglas J. Ouellette (age 41) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007. Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005.

        Dale A. Peters (age 65) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Richard D. Rice (age 48) was named a Vice President of the Corporation in April 2004. Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003. From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America). Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

        Thomas O. Schlueter (age 50) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005. From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999. Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

        Samuel G. Stone (age 62) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 57) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James E. Wheeler, II (age 48) was appointed President & CEO of Firstbank – Alma in January 2000 and has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 20 in the registrant’s annual report to shareholders for the year ended December 31, 2007, is here incorporated by reference.

ITEM 6.	Selected Financial Data.

        The information under the heading “Financial Highlights” on page 3 in the registrant’s annual report to shareholders for the year ended December 31, 2007, is here incorporated by reference.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 21 in the registrant’s annual report to shareholders for the year ended December 31, 2007, is here incorporated by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 12 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2007, is here incorporated by reference.

ITEM 8.	Financial Statements and Supplementary Data.

        The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 23 through 29, and the quarterly results of operations on page 50 in the registrant’s annual report to shareholders for the year ended December 31, 2007, are here incorporated by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

        The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2007 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-Kwas recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)	Management’s Report on Internal Controls over Financial Reporting.

        As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 22 of the registrant’s annual report to shareholders for the year ended December 31, 2007, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting was effective.

(c)	Changes in Internal Controls.

        During the quarter ended December 31, 2007, there were no significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2007.

ITEM 9B.	Other Information.

         None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

        The information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 28, 2008, is here incorporated by reference.

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

        Information contained under the captions “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 28, 2008, is here incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 28, 2008, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. We had the following equity compensation plans at December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A (C)

Equity compensation
plans approved by
security holders	486,242	$19.90	222,413

Equity compensation
plans not approved by
security holders	0	0	0

Total	486,242	$19.90	222,413

        These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence.

        The information under the captions “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 28, 2008, is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services.

        The information set forth under the heading “Relationship with Independent Registered Public Accounting Firm” on page 21 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 28, 2008, is hereby incorporated by reference.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2007, in Item 8:

Statement or Report	Page Number in Annual Report

Reports of Independent Registered Public Accounting Firms	23-24
Consolidated Balance Sheets as of December 31, 2007 and 2006	25
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2007, 2006, and 2005	26
Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2007, 2006, and 2005	27
Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006, and 2005	28-29
Notes to Consolidated Financial Statements	29-50

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2007.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 25, 2008.

/s/ Thomas R Sullivan —————————————————— Thomas R. Sullivan President & Chief Executive Officer (Principal Executive Officer)	FIRSTBANK CORPORATION /s/ Samuel G. Stone —————————————————— Samuel G. Stone Executive Vice President & Chief Financial Officer (Principal Executive Officer)

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

Signature	Date

/s/ Duane A. Carr —————————————————— Duane A. Carr	February 25, 2008

/s/ Thomas D. Dickinson —————————————————— Thomas D. Dickinson	February 25, 2008

/s/ David W. Fultz —————————————————— David W. Fultz	February 25, 2008

/s/ William E. Goggin —————————————————— William E. Goggin	February 25, 2008

/s/ Edward B. Grant —————————————————— Edward B. Grant	February 25, 2008

/s/ David D. Roslund —————————————————— David D. Roslund	February 25, 2008

/s/ Samuel A. Smith —————————————————— Samuel A. Smith	February 25, 2008

/s/ Jeff A. Gardner —————————————————— Jeff A. Gardner	February 25, 2008

Number	Exhibit

3(a)	Articles of Incorporation of Firstbank Corporation, incorporated by reference to exhibit 3.1 to the Firstbank Corporation Registration Statement on Form S-4 filed on July 8, 2005.

3(b)	Bylaws. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-2 (Registration No. 33-68432) filed on September 3, 1993. Here incorporated by reference.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 27, 2005. Hereincorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant’s Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant’s Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)*	2006 Stock Compensation Plan. Previously filed as Appendix A to registrant’s proxy statement dated March 13, 2006. Here incorporated by reference.

10(g)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(h)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(i)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant's annual report on Form 10-K for the year ended December 31, 2005.

10(j)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(k)*	Form of Restricted Stock Agreement for 2006 Stock Compensation Plan. Previously filed as exhibit 10.2 to registrant’s report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(l)*	Employment Agreement between Firstbank Corporation, Firstbank – West Michigan and James D. Fast dated February 1, 2007. Incorporated by reference to exhibit B to exhibit 2.1 to the Firstbank Corporation Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2007.

13	2007 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing). This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement dated March 5, 2008, relating to the April 28, 2008 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

23.2	Consent of Crowe Chizek and Company, LLC- Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.