Form 10-Q
period 2008-03-31
FIRSTBANK CORP
filed 2008-05-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Common stock outstanding at April 30, 2008: 7,448,913 shares.

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

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Dollars in thousands)
UNAUDITED

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$40,057	$42,198
Short term investments	12,553	3,331

Total Cash and Cash Equivalents	52,610	45,529

Trading account securities	662	675
Securities available for sale	107,204	104,455
Federal Home Loan Bank stock	8,481	8,007
Loans held for sale	238	1,725
Loans, net of allowance for loan losses of $11,550 at March 31, 2008
and $11,477 at December 31, 2007	1,117,257	1,110,452
Premises and equipment, net	28,027	27,554
Acquisition goodwill	35,345	34,421
Other intangibles	4,670	5,832
Accrued interest receivable and other assets	27,993	27,089

TOTAL ASSETS	$1,382,487	$1,365,739

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$143,246	$152,126
Interest bearing accounts:
Demand	224,998	222,371
Savings	155,628	147,654
Time	487,815	489,241

Total Deposits	1,011,687	1,011,392

Securities sold under agreements to repurchase and overnight borrowings	49,280	42,791
Federal Home Loan Bank advances	146,613	138,126
Notes Payable	959	909
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	18,097	17,826

Total Liabilities	1,262,720	1,247,128

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 7,441,342 shares issued
and outstanding (7,407,198 at December 31, 2007 )	111,914	111,436
Retained earnings	7,174	6,692
Accumulated other comprehensive income	679	483

Total Shareholders' Equity	119,767	118,611

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,382,487	$1,365,739

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2008 AND 2007
(Dollars in thousands except per share data)
UNAUDITED

	Three Months ended March 31,
	2008	2007

Interest Income:
Interest and fees on loans	$19,755	$16,798
Securities
Taxable	1,039	626
Exempt from Federal Income Tax	353	270
Short term investments	91	311

Total Interest Income	21,238	18,005
Interest Expense:
Deposits	7,089	6,507
FHLB advances and other	2,137	1,632
Subordinated Debt	548	345

Total Interest Expense	9,774	8,484
Net Interest Income	11,464	9,521
Provision for loan losses	816	(721)

Net Interest Income after provision for loan losses	10,648	10,242
Non-interest Income:
Gain on sale of mortgage loans	1,142	324
Service charges on deposit accounts	1,168	944
Gain/(loss) on trading account securities	(13)	0
Gain/(loss) on sale of securities	129	(130)
Mortgage servicing, net of amortization	(123)	145
Other	628	949

Total Non-interest Income	2,931	2,232
Non-interest Expense:
Salaries and employee benefits	5,847	4,730
Occupancy and equipment	1,749	1,351
Amortization and impairment of intangibles	281	161
FDIC insurance premium	113	24
Other	2,718	2,429

Total Non-interest Expense	10,708	8,695

Income before federal income taxes	2,871	3,779
Federal income taxes	721	1,121

NET INCOME	$2,150	$2,658

Comprehensive Income	$2,346	$2,797

Basic Earnings Per Share	$0.29	$0.41

Diluted Earnings Per Share	$0.29	$0.41

Dividends Per Share	$0.225	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007
(Dollars in thousands)
UNAUDITED

	Three months ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$2,150	$2,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	816	(721)
Depreciation of premises and equipment	775	667
Net amortization of security premiums/discounts	15	(67)
Loss on trading account securities	13	0
Loss/(Gain) on sale of securities	(129)	130
Amortization and impairment of intangibles	281	161
Stock option and stock grant compensation expense	53	72
Gain on sale of mortgage loans	(1,142)	(324)
Proceeds from sales of mortgage loans	50,362	15,269
Loans originated for sale	(47,733)	(14,108)
Deferred federal income tax expense/(benefit)	76	48
Increase in accrued interest receivable and other assets	(367)	557
Increase in accrued interest payable and other liabilities	271	2,806

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,441	7,148

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,035	13,386
Proceeds from maturities and calls of securities available for sale	41,175	9,418
Purchases of securities available for sale	(44,548)	(22,182)
Purchases of FHLB stock	(474)	0
Proceeds from sale of fixed assets	7	0
Net increase in portfolio loans	(8,378)	(3,525)
Net purchases of premises and equipment	(1,255)	(686)

NET CASH USED IN INVESTING ACTIVITIES	(12,438)	(3,589)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	295	(1,814)
Increase/(decrease) in securities sold under agreements to repurchase and other
short term borrowings	6,489	2,991
Repayment of notes payable and other borrowings	(26)	(22)
Proceeds from issuance of other borrowings	76	0
Repayment of Federal Home Loan Bank borrowings	(8,013)	(9)
Proceeds from Federal Home Loan Bank borrowings	16,500	0
Issuance of common stock, net	425	649
Cash dividends	(1,668)	(1,461)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,078	334

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,081	3,893
Cash and cash equivalents at beginning of period	45,529	56,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,610	$60,830

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Three months ended March 31,

Supplemental Disclosure
Interest Paid	$9,305	$8,216
Income Taxes Paid	$0	$0
Non cash transfers of loans to Other Real Estate Owned	$757	$300

See notes to consolidated financial statements.

ICNB Financial acquisition:
(In Thousands of Dollars)

Securities acquired (including FHLB stock)	28,252
Loans acquired, net of allowance for loan losses	178,456
Bank premises and equipment acquired	7,283
Acquisition intangibles recorded	18,983
Other assets acquired	12,152
Deposits assumed	(171,999)
Borrowings assumed	(32,558)
Other liabilities assumed	(6,679)

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
UNAUDITED

NOTE 1 — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc. for the three months of 2007), Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

Effect of Newly Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this standard did not have a material effect on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on our financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-4 did not have a material effect on our financial statements.

Effect of Newly Issued but not yet Effective Accounting Standards

In January 2008, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity. We do not anticipate that this statement will have a significant effect on the results of the company.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

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

NOTE 3 — GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2008	2007

Balance at January 1	$34,421	$20,094
Impairment write down	0	0
Goodwill from acquisitions	42	0
Reclassification of other intangibles to goodwill	882	0

Balance at March 31	$35,345	$20,094

The $42,000 shown as goodwill from acquisitions relates to the ICNB purchase, and the $882,000 reclassification represents goodwill relating to the Firstbank – Lakeview which had previously been reported as other intangible assets.

NOTE 4 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	March 31, 2008	December 31, 2007

Nonperforming loans:
Nonaccrual loans	$12,247	$10,454
Loans 90 days or more past due and still accruing	1,768	3,161
Renegotiated loans	278	543

Total nonperforming loans	$14,293	$14,158

Property from defaulted loans	$2,762	$3,167

Nonperforming loans as a percent of total loans*	1.27%	1.26%
Nonperforming loans plus Other Real Estate as a percent of total	1.51%	1.54%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	1.23%	1.27%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended March 31,

	2008	2007

Balance at beginning of period	$11,477	$9,966
Charge-offs	(1,009)	(272)
Recoveries	266	108

Net charge-offs	(743)	(164)
Provision for loan losses	816	(721)

Balance at end of period	$11,550	$9,081

Average total loans* outstanding during the period	$1,129,710	$903,807
Allowance for loan loss as a percent of total loans*	1.01%	1.00%
Allowance for loan loss as a percent
of nonperforming loans	82%	293%
Net Charge-offs^ as a percent of average loans*	0.26%	0.07%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2008, and valuation techniques used by us to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that we have the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008

Securities available for sale	$91,499	-	$15,705	$107,204
Federal Home Loan Bank stock	-	$8,481	-	$8,481
Trading securities	$662	-	-	$662

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale

Balance at December 31, 2007	$12,760
Total realized and unrealized gains/(losses) included in income	0
Total unrealized gains/(losses) included in other comprehensive income	0
Net purchases, sales, calls and maturities	2,980
Net transfers in/out of Level 3	(35)

Balance at March 31, 2008	$15,705

The Level 3 assets that were still held by us at March 31, 2008 are carried at book value and therefore have no market value adjustment. During the period, $30,000 of these securities paid down, and $3,010,000 of new securities were acquired. The $35,000 of net transfers out of Level 3 related to a re-classification of two small assets which were reclassified to other assets.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities, auction rate securities, and other like assets. We carry these securities at historical cost unless economic conditions for the municipalities changes to a degree requiring a valuation adjustment. Valuation of auction rate securities is based on recent transactions for similar securities.

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans, which are accounted for under the guidelines of SFAS 114 – Accounting by Creditors for Impairment of a Loan. We have estimated the fair value of these assets using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. At March 31, 2008 we recognized a non-cash impairment charge of $536,000 to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the period ended March 31, 2008

Impaired loans accounted for
under FAS 114	$18,933	-	-	$18,933	$(536)

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing, of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other assets, including bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the Financial Accounting Standards Board issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

NOTE 6 — BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,

	2008	2007

Earnings per share
Net income	$2,150	$2,658
Weighted average common shares outstanding	7,417,000	6,494,000

Basic Earnings per Share	$0.29	$0.41

Earnings per share assuming dilution
Net income	$2,150	$2,658
Weighted average common shares outstanding	7,417,000	6,494,000
Add dilutive effect of assumed exercises of options	0	23,000

Weighted average common and dilutive potential common	7,417,000	6,517,000
shares outstanding

Diluted Earnings per Share	$0.29	$0.41

Stock options for 230,945 shares for the three month period of 2007, and 450,795 shares for the three month period of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, and C.A. Hanes Realty, Inc.), Firstbank – Lakeview, Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. See note 2 of the notes to consolidated financial statements for additional disclosures on Firstbank – West Michigan and C.A. Hanes Realty, Inc. Comparisons to prior year are affected by the acquisition of our Firstbank – West Michigan in the third quarter of 2007.

Events Occurring in the First Quarter 2008

In the first quarter of 2008, we announced our intention to merge our Mt. Pleasant and Lakeview affiliates into one entity. While we still remain committed to our multi-charter structure, these two affiliates already share many resources and have overlapping geographic markets. The merger of these two affiliates is expected to provide greater efficiency in serving these markets and will allow us to better serve our customers in those markets. The proposed merger is subject to regulatory approval. We recorded $52,000 in pre-tax expense during the first quarter associated with the pending merger. Additional costs will be incurred in the second and third quarter as we complete the regulatory approval and systems conversion processes.

Subsequent Events

We also have concluded that we will close our Austin Mortgage Company affiliate (acquired in the Ionia County National Bank acquisition in 2007) in the second quarter of the year. Current market conditions and the state of the economy in Michigan no longer provide a profitable business climate for the lending activities in which this affiliate participates. We currently believe the cost to close down this business will have a pre-tax cost of $100,000 to $200,000. We believe that this action will be neutral to earnings over the remainder of the year.

Financial Condition

The Michigan economy continues to struggle through difficult times with the highest unemployment rate in the nation, rising foreclosures, and slowing demand for manufactured products. Despite these negative trends, we have maintained respectable core profitability and favorable asset quality measures compared with peer banks. Trends showing higher non performing assets, while elevated, are showing signs of slowing in their progression. We do not believe we have seen the end of problem loans, however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Total assets increased $16.7 million, or 1.2%, during the first three months of 2008. Cash and cash equivalents increased $7.1 million, or 15.6%. Securities available for sale were higher, increasing $2.7 million, or 2.6%, from December 31, 2007. Total portfolio loans increased $6.9 million, or 0.6%, during the first three months of 2008. Average total loans were 1.0% higher in the first quarter of 2008 when compared with the fourth quarter of 2007.

Residential mortgages grew $4.3 million, or 1.1% from year end 2007. For a short period in the first quarter, rates on residential mortgages provided us the opportunity to refinance loans and increase our residential portfolio. Real estate construction loans increased $4.9 million, or 3.9% primarily from two new loans to developers. Commercial and commercial real estate loans were $2.1 million, or 1.2%, lower, from December 31, 2007.

Net charge-offs of loans were $743,000 in the first quarter of 2008 compared to $164,000 in the first three months of 2007 and $2,116,000 in the fourth quarter of 2007. The ratio of net charge-offs of loans (annualized) to average loans was 0.26% in 2008 compared to 0.07% in the same period of 2007 and 0.76% in the fourth quarter of 2007. Of the $743,000 in net charge offs, $536,000 had specific reserves allocated to them in prior periods.

At March 31, 2008, the allowance as a percentage of average outstanding loans was 1.02% compared with 1.00% at the same point a year earlier and unchanged from year end 2007. Non-performing loans as a percent of total loans was 1.27% at March 31, 2008, compared with 0.34% a year earlier, and 1.26% at year end 2007. Nonperforming loans decreased $135,000 from year end, and other real estate owned decreased $405,000 compared with year end numbers. Our overall asset quality remains one of the strengths of our banking franchise and has allowed us to maintain strong asset quality measures relative to competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale grew by $2.7 million or 2.6% in the first quarter, primarily due to a $2.2 million increase in trust preferred auction rate securities. We held $9.8 million at March 31, 2008 compared with $7.6 million of these auction rate securities at year end 2007. Due to current market conditions, these auction rate securities are have become less liquid than in previous periods. We continue to value them at par, based on the credit quality of the underlying collateral supporting the securities.

Total deposits were basically unchanged when compared with year end balances, increasing just $295,000. Within the deposit base, non-interest bearing demand account balances decreased $8.9 million or 5.8%, interest bearing demand account balances increased $2.6 million, or 1.2%, savings balances increased $8.0 million, or 5.4%, and time balances decreased $1.4 million, or 0.3%. Within time balances, wholesale CDs were $2.3 million lower than year end, while core market CDs increased $0.9 million. The decline in non-interest bearing deposits reflects seasonal activity in those accounts.

For the three month period ended March 31, 2008, securities sold under agreements to repurchase and overnight borrowings increased $6.5 million, or 15.2%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were up $8.5 million, or 6.1% higher than year end. The increase resulted from a shift in funding from wholesale CDs to Federal Home Loan Bank balances which provided a lower cost of funding in the first quarter.

Total shareholders’ equity increased $1.2 million, or 1.0%, during the first three months of 2008. Net income of $2.2 million and stock issuances of $478,000 increased shareholders’ equity, while dividends of $1.7 million decreased shareholders’ equity. Stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ equity was $16.09 at March 31, 2008, increasing from $16.01 at December 31, 2007. Tangible shareholders equity (total equity less goodwill and other intangible assets) was $10.72 at the end of the first quarter of 2008, compared with $10.58 at year end 2007.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier I Capital	Totak Risk- Based Capital

Capital Balances at March 31, 2008	$115,019	$115,019	$126,485
Required Regulatory Capital	$54,099	$44,096	$88,192
Capital in Excess of Regulatory Minimums	$60,920	$70,923	$38,293

Capital Ratios at March 31, 2008	8.50%	10.43%	11. 47%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended March 31, 2008

For the first quarter of 2008, net income was $2,150,000, basic earnings and diluted earnings per share were $0.29, compared with $2,658,000, and $0.41 basic and diluted per share for the first quarter of 2007, and $1,566,000, $0.21, for the fourth quarter of 2007. The first quarter of 2007 included a one time benefit of a $971,000 pre-tax reversal of loan loss provision relating to a payoff of a large commercial loan, which had been considered impaired. The benefit to last year’s first quarter earnings of that event was $0.10 per share. The fourth quarter of 2007 included additional provision expense of $1.2 million to provide for a large commercial real estate loan located in the southeast side of the state and impacted earnings per share by $0.11. The first quarter of this year included a $357,000 additional provision expense to provide for a large commercial real estate loan in the western side of the state, affecting earning per share by $0.03.

Average earning assets increased $242.5 million, or 24.1%, when the first quarter of 2008 is compared to the same quarter a year ago. This comparison is affected by the acquisition of Firstbank – West Michigan in the third quarter of 2007. Compared with the previous quarter, earning assets increased $21.0 million, or 1.6%. The yield on earning assets decreased 40 basis points, to 6.93%, for the quarter ended March 31, 2008, compared to 7.33% for the same quarter a year ago, and was 33 basis points lowered when compared with the quarter ended December 31, 2007. The cost of funding related liabilities also decreased, falling 29 basis points when comparing this year’s first quarter to the same period a year ago, from 3.42% in 2007, to 3.13% in 2008. Compared with prior quarter, the cost of funding related liabilities also fell by 29 basis points. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 11 basis points from last year’s first quarter to 3.80% in the current quarter and a similar 10 basis points when compared to the previous quarter. Net interest income increased $1.9 million to $11.5 million in the first quarter of 2008 compared with the same period of 2007, primarily due to the previously mentioned acquisition. The Federal Reserve lowered its target federal funds rate by 125 basis points in January and by another 75 basis points in March. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting further pressure on our net interest margin late in the first quarter. These significant rate moves by the Federal Reserve in the first quarter caused our loans tied to prime rate to re-price at a significantly faster pace than we were able offset by reducing the rates paid on our deposit accounts.

The provision for loan losses increased $1.5 million when the first quarter of 2008 is compared to the same quarter of 2007. Provision for loan losses was $816,000 in the first quarter compared with a negative provision for loan losses of $721,000 in the first quarter of 2007. At the end of the first quarter of 2007, events relating to the sale of a business, and pending payoff of its associated loans, caused us to conclude that specific reserves of $971,000 on that relationship were no longer needed. Those excess reserves were reversed against provision expense in the first quarter. We provided $250,000 of normal reserves to cover charged off loans and other changes in our loan portfolio in the first three months of 2007. In 2008 we provided for probable losses identified in the portfolio and to replenish the allowance for balances charged down during the quarter. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.9 million in the first quarter, compared with $2.3 million in the first quarter of 2007 and $2.1 million in the last quarter of 2007. The most significant increase in non interest income from quarter to quarter was from gains on the sale of mortgage loans, which increased $593,000 and $818,000 respectively, over last years fourth quarter and first quarter. During the first two months of the year, rates on residential mortgage loans fell to a level that spurred re-finance activity. We were able to take advantage of that rate environment, resulting in higher gains on sale of loans. Also resulting from the increased mortgage re-finance activity was a lower mortgage servicing income as amortization of mortgage servicing rights increased in the quarter, reducing non-interest income by $285,000 when compared with last year’s fourth quarter, and $268,000 when compared with last year’s first quarter. Gains and losses on securities transactions, which were $116,000 in this year’s first quarter, improved by $737,000 when compared with last year’s fourth quarter and $246,000 compared with last year’s first quarter. The fourth quarter of 2007 included a $675,000 charge to write down the company’s bank stock portfolio.

Total non-interest expense increased $2.0 million, or 22.4%, when comparing the three month periods ended March 31, 2008 and 2007 and was largely due to the addition of Firstbank – West Michigan in the third quarter of last year. Compared with the fourth quarter of 2007, non-interest expense increased $484,000, primarily from higher salary and benefits costs. Within the salary and employee benefits area, salaries were $114,000 higher than fourth quarter and benefits increased $410,000 mainly due to higher group health care, unemployment, and FICA costs.

Federal Income tax expense was $395,000 lower than last year’s first quarter and $495,000 higher than the previous quarter, mainly due to change in pre-tax income levels. Our effective tax rate was 25.1% in this year’s first quarter compared with 12.6% in last year’s fourth quarter and 29.6% in last year’s first quarter. Taxes in the fourth quarter of 2007 were affected by the proportion of tax free income relative to total income in that quarter and a year end adjustment to our full year effective tax rate.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2007 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 14 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 15 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 12 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2007, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2007.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 6, 2008, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2008 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

On July 23,2007, the board of director’s approved a plan to re-establish the authorization to repurchase shares for an aggregate amount of up to $5 million, from this point forward, of Firstbank Corporation stock. During the third quarter of 2007, we repurchased 103,100 shares of our stock at an average price of $17.47. We had no stock repurchases during the first quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

January	0	-	0	$3,199,242

February	0	-	0	$3,199,242

March	0	-	0	$3,199,242

Total	0	-	0	$3,199,242

Item 5. Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report.

Item 6. Exhibits

Exhibit	Description

10.1	Consolidated Agreement between Firstbank - Lakeview, Firstbank and Firstbank Corporation dated May 8, 2008.

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2008	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Consolidated Agreement between Firstbank - Lakeview, Firstbank and Firstbank Corporation dated May 8, 2008.

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.