Form 10-Q
period 2008-06-30
FIRSTBANK CORP
filed 2008-08-08
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer           Accelerated filer   X        Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   X

Common stock outstanding at July 31, 2008: 7,491,836 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 18

Item 4.	Controls and Procedures	Page 19

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 20

Item 4.	Submission of Matters to a Vote of Security Holders	Page 20

Item 5.	Other Information	Page 20

Item 6.	Exhibits	Page 21

SIGNATURES		Page 22

EXHIBIT INDEX		Page 23

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands)
UNAUDITED

	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$40,283	$42,198
Short term investments	6,281	3,331

Total Cash and Cash Equivalents	46,564	45,529

Trading account securities	502	675
Securities available for sale	96,489	104,455
Federal Home Loan Bank stock	8,666	8,007
Loans held for sale	191	1,725
Loans, net of allowance for loan losses of $12,328 at June 30, 2008
and $11,477 at December 31, 2007	1,140,508	1,110,452
Premises and equipment, net	27,959	27,554
Acquisition goodwill	35,553	34,421
Other intangibles	4,390	5,832
Accrued interest receivable and other assets	28,336	27,089

TOTAL ASSETS	$1,389,158	$1,365,739

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$148,385	$152,126
Interest bearing accounts:
Demand	219,161	222,371
Savings	160,862	147,654
Time	485,300	489,241

Total Deposits	1,013,708	1,011,392

Securities sold under agreements to repurchase and overnight borrowings	48,718	42,791
Federal Home Loan Bank advances	152,966	138,126
Notes Payable	3,957	909
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	15,605	17,826

Total Liabilities	1,271,038	1,247,128

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 7,484,368 shares issued
and outstanding (7,407,198 at December 31, 2007 )	112,491	111,436
Retained earnings	5,790	6,692
Accumulated other comprehensive income	(161)	483

Total Shareholders' Equity	118,120	118,611

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,389,158	$1,365,739

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2008 AND 2007
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2008	2007

Interest Income:
Interest and fees on loans	$19,031	$17,042
Securities
Taxable	945	687
Exempt from Federal Income Tax	349	267
Short term investments	86	269

Total Interest Income	20,411	18,265
Interest Expense:
Deposits	6,468	6,589
FHLB advances and other	1,961	1,659
Subordinated Debt	501	342

Total Interest Expense	8,893	8,590
Net Interest Income	11,518	9,675
Provision for loan losses	3,466	739

Net Interest Income after provision for loan losses	8,052	8,936
Non-interest Income:
Gain on sale of mortgage loans	565	375
Service charges on deposit accounts	1,256	994
Gain/(loss) on trading account securities	(160)	0
Gain/(loss) on sale of securities	(67)	0
Mortgage servicing, net of amortization	131	130
Other	647	896

Total Non-interest Income	2,372	2,395
Non-interest Expense:
Salaries and employee benefits	5,523	4,826
Occupancy and equipment	1,740	1,326
Amortization and impairment of intangibles	281	436
FDIC insurance premium	103	25
Other	2,697	2,357

Total Non-interest Expense	10,344	8,970

Income before federal income taxes	80	2,361
Federal income taxes	(212)	614

NET INCOME	$292	$1,747

Comprehensive Income	$(548)	$1,516

Basic Earnings Per Share	$0.04	$0.27

Diluted Earnings Per Share	$0.04	$0.27

Dividends Per Share	$0.225	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2008 AND 2007
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,

	2008	2007

Interest Income:
Interest and fees on loans	$38,786	$33,840
Securities
Taxable	1,984	1,313
Exempt from Federal Income Tax	702	537
Short term investments	177	580

Total Interest Income	41,649	36,270
Interest Expense:
Deposits	13,520	13,096
FHLB advances and other	4,099	3,291
Subordinated Debt	1,049	687

Total Interest Expense	18,668	17,074
Net Interest Income	22,981	19,196
Provision for loan losses	4,281	18

Net Interest Income after provision for loan losses	18,700	19,178
Non-interest Income:
Gain on sale of mortgage loans	1,707	699
Service charges on deposit accounts	2,424	1,938
Gain/(loss) on trading account securities	(173)	0
Gain/(loss) on sale of securities	62	(130)
Mortgage servicing, net of amortization	8	275
Other	1,275	1,891

Total Non-interest Income	5,303	4,673
Non-interest Expense:
Salaries and employee benefits	11,370	9,556
Occupancy and equipment	3,489	2,677
Amortization and impairment of intangibles	562	597
FDIC insurance premium	216	49
Other	5,415	4,837

Total Non-interest Expense	21,052	17,716
Income before federal income taxes	2,951	6,135
Federal income taxes	509	1,730

NET INCOME	$2,442	$4,405

Comprehensive Income	$1,798	$5,107

Basic Earnings Per Share	$0.33	$0.68

Diluted Earnings Per Share	$0.33	$0.68

Dividends Per Share	$0.450	$0.450

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2008 AND 2007
(Dollars in thousands)
UNAUDITED

	Six months ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$2,442	$4,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,281	18
Depreciation of premises and equipment	1,586	1,351
Net amortization of security premiums/discounts	13	(168)
Loss on trading account securities	173	0
Loss/(Gain) on sale of securities	(62)	130
Amortization and impairment of intangibles	562	597
Stock option and stock grant compensation expense	107	140
Gain on sale of mortgage loans	(1,707)	(699)
Proceeds from sales of mortgage loans	73,751	32,653
Loans originated for sale	(70,510)	(31,462)
Deferred federal income tax expense/(benefit)	(1,237)	48
Increase in accrued interest receivable and other assets	2,198	1,235
Increase in accrued interest payable and other liabilities	(2,221)	277

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,376	8,525

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	2,335	13,394
Proceeds from maturities and calls of securities available for sale	80,414	18,340
Purchases of securities available for sale	(75,711)	(36,118)
Purchases of FHLB stock	(659)	(137)
Proceeds from sale of fixed assets	7	0
Net increase in portfolio loans	(36,464)	(11,773)
Net purchases of premises and equipment	(1,998)	(1.298)

NET CASH USED IN INVESTING ACTIVITIES	(32,076)	(17,592)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	2,316	(9,680)
Increase/(decrease) in securities sold under agreements to repurchase and
other short term borrowings	5,927	7,718
Repayment of notes payable and other borrowings	(27)	(22)
Proceeds from issuance of other borrowings	3,076	0
Repayment of Federal Home Loan Bank borrowings	(15,161)	(8,785)
Proceeds from Federal Home Loan Bank borrowings	30,000	12,000
Issuance of common stock, net	948	1,327
Cash dividends	(3,344)	(2,931)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,735	(373)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,035	(9,440)
Cash and cash equivalents at beginning of period	45,529	56,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,564	$47,497

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Six months ended June 30,
	2008	2007

Supplemental Disclosure
Interest Paid	$19,075	$13,705
Income Taxes Paid	$1,775	$2,525
Non cash transfers of loans to Other Real Estate Owned	$2,127	$891

See notes to consolidated financial statements.

ICNB Financial acquisition:
(In Thousands of Dollars)

Securities acquired (including FHLB stock)	28,252
Loans acquired, net of allowance for loan losses	178,456
Bank premises and equipment acquired	7,283
Acquisition intangibles recorded	18,983
Other assets acquired	12,152
Deposits assumed	(171,999)
Borrowings assumed	(32,558)
Other liabilities assumed	(6,679)

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
UNAUDITED

NOTE 1 — FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc. for the six months of 2007), Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

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

Firstbank Corporation paid an aggregate value of $38.4 million to acquire the shares of ICNB common stock outstanding. The purchase price was determined using the Firstbank’s market price on February 1, 2007, the date of the merger agreement. We issued 874,740 shares of Firstbank common stock, and paid $19,584,000 in cash for the acquisition. The acquisition resulted in the creation of $18.6 million of intangible assets, of which $14.9 million was designated as goodwill and $3.7 million as core deposit intangible.

ICNB’s financial information is incorporated into the financial statements contained within this report from July 1, 2007 forward, the date of the merger.

On September 30, 2007, we sold our 55% ownership in C.A. Hanes Realty, Inc. at a loss after taxes of $104,000. Historical earnings from C.A. Hanes Realty, Inc. are included in the financial statements presented in this report.

NOTE 3 — GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2008	2007

Balance at January 1	$34,421	$20,094
Impairment write down	0	0
Goodwill from acquisitions	252	0
Reclassification of other intangibles to goodwill	880	0

Balance at June 30	$35,553	$20,094

The $252,000 shown as goodwill from acquisitions relates to the ICNB purchase, and the $880,000 reclassification represents goodwill relating to the acquisition of Firstbank – Lakeview which had previously been reported as other intangible assets.

NOTE 4 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	June 30, 2008	December 31, 2007

Nonperforming loans:
Nonaccrual loans	$16,265	$10,454
Loans 90 days or more past due and still accruing	1,428	3,161
Renegotiated loans	278	543

Total nonperforming loans	$17,971	$14,158

Property from defaulted loans	$3,923	$3,167

Nonperforming loans as a percent of total loans*	1.56%	1.26%
Nonperforming loans plus Other Real Estate as a percent of total	1.89%	1.54%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	1.58%	1.27%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance at beginning of period	$11,550	$9,081	$11,477	$11,559
Charge-offs	(2,928)	(410)	(3,916)	(682)
Recoveries	240	91	486	199

Net charge-offs	(2,688)	(319)	(3,430)	(483)
Provision for loan losses	3,466	739	4,281	18

Balance at end of period	$12,328	$9,501	$12,328	$9,501

Average total loans* outstanding during the period	$1,142,324	$916,775	$1,136,477	$910,676
Allowance for loan loss as a percent of total loans*	1.07%	1.03%	1.07%	1.03%
Allowance for loan loss as a percent
of nonperforming loans	69%	103%	69%	103%
Net Charge-offs^ as a percent of average loans*	0.94%	0.14%	0.60%	0.11%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table’s present information about our assets measured at fair value on a recurring basis at June 30, 2008, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008

Securities available for sale	$80,655	-	$15,834	$96,489
Federal Home Loan Bank stock	-	$8,666	-	$8,666
Trading securities	$502	-	-	$502

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale

Balance at December 31, 2007	$12,760
Total realized and unrealized gains/(losses) included in income	0
Total unrealized gains/(losses) included in other comprehensive income	(509)
Net purchases, sales, calls and maturities	3,619
Net transfers in/out of Level 3	(35)

Balance at June 30, 2008	$15,835

The Level 3 assets that were still held by us at June 30, 2008 are carried at historical cost unless a better fair value can be determined. During the period, $461,000 of these securities were sold, or paid down, and $4,080,000 of new securities was acquired. The $35,000 of net transfers out of Level 3 related to a re-classification of two small assets which were reclassified to other assets.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities, auction rate securities, and other like assets. We carry local municipal securities at historical cost unless economic conditions for the municipalities changes to a degree requiring a valuation adjustment. The valuation of auction rate securities is based on recent transactions for similar securities.

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans, which are accounted for under the guidelines of SFAS 114 – Accounting by Creditors for Impairment of a Loan. We have estimated the fair value of these assets using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. At June 30, 2008 we recognized a non-cash impairment charge of $536,000 to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the period ended June 30, 2008

Impaired loans accounted
for under FAS 114	$22,699	-	-	$22,699	$(2,375)

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $2.4 million in losses indicated in the table above were charged to the allowance for loan losses.

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

NOTE 6 — BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Earnings per share
Net income	$292	$1,747	$2,442	$4,405
Weighted average common shares outstanding	7,452,000	6,533,000	7,435,000	6,514,000

Basic Earnings per Share	$0.04	$0.27	$0.33	$0.68

Earnings per share assuming dilution
Net income	$292	$1,747	$2,442	$4,405
Weighted average common shares outstanding	7,452,000	6,533,000	7,435,000	6,514,000
Add dilutive effect of assumed exercises of options	0	12,000	0	17,000

Weighted average common and dilutive potential common	7,452,000	6,545,000	7,435,000	6,531,000
shares outstanding

Diluted Earnings per Share	$0.04	$0.27	$0.33	$0.68

Stock options for 284,752 shares for the three month period and 230,719 for the six month period of 2007, and 484,520 shares for the three and six month periods of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, and C.A. Hanes Realty, Inc.), Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. See note 2 of the notes to consolidated financial statements for additional disclosures on Firstbank – West Michigan and C.A. Hanes Realty, Inc. Comparisons to prior year are affected by the acquisition of Firstbank – West Michigan in the third quarter of 2007.

Events Occurring in the Second Quarter 2008

In the second quarter of 2008, we completed our previously announced merger of our Mt. Pleasant and Lakeview affiliates into one entity. While we still remain committed to our multi-charter structure, these two affiliates already shared many resources and had overlapping geographic markets. The merger of these two affiliates is expected to provide greater efficiency in serving these markets and will allow us to better serve our customers in those markets.

We also closed the loan origination component of our Austin Mortgage Company affiliate (acquired in the Ionia County National Bank acquisition in 2007) in the second quarter of the year. The balance sheet of the entity retained a small loan portfolio of under $635,000, which will remain on the books of the company. Current market conditions and the state of the economy in Michigan no longer provide a profitable business climate for the lending activities in which this affiliate participates. We recorded $106,000 of pre-tax expense associated with severance and lease facility expenses in the second quarter associated with the closing of this business unit.

Financial Condition

The Michigan economy continues to struggle through difficult times with the highest unemployment rate in the nation, rising foreclosures, and slowing demand for manufactured products. Despite these negative trends, we have maintained respectable core profitability and favorable asset quality measures compared with peer banks. Trends showing higher non performing assets, while elevated, are showing signs of slowing in their progression. Nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Total assets increased $23.4 million, or 1.7%, during the first six months of 2008. Cash and cash equivalents increased $1.0 million, or 2.3%. Securities available for sale were lower, decreasing $8.1 million, or 7.7%, from December 31, 2007. Total portfolio loans increased $30.9 million, or 2.8%, during the first six months of 2008. Average total loans were 2.1% higher in the second quarter of 2008 when compared with the fourth quarter of 2007.

Residential mortgages grew $6.0 million, or 1.6% from year end 2007. For a short period in the first quarter, rates on residential mortgages provided us the opportunity to refinance loans and increase our residential portfolio. Real estate construction loans increased $6.9 million, or 5.5% primarily from a limited number of new loans to developers. Commercial and commercial real estate loans were $18.5 million, or 3.5%, higher, than December 31, 2007.

Net charge-offs of loans were $2,688,000 in the second quarter of 2008 compared to $319,000 in the second three months of 2007 and $743,000 in the first quarter of 2008. The ratio of net charge-offs of loans (annualized) to average loans was 0.94% in 2008 compared to 0.14% in the same period of 2007 and 0.26% in the first quarter of 2008. Of the $2,688,000 in net charge offs, $1,839,000 had specific reserves allocated to them in prior periods. The charge offs in the current quarter were largely within our newest affiliate, Firstbank-West Michigan, which recorded loan losses of $2,173,000 in the quarter.

At June 30, 2008, the allowance as a percentage of average outstanding loans was 1.07% compared with 1.03% at the same point a year earlier and 1.02% from year end 2007. Non-performing loans as a percent of total loans was 1.56% at June 30, 2008, compared with 0.97% a year earlier, and 1.26% at year end 2007. Nonperforming loans increased $3.8 million from year end, and other real estate owned increased $756,000 compared with year end numbers. Our overall asset quality has always been considered one of the strengths of our banking franchise and has allowed us to maintain favorable asset quality measures relative to competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale were lower by $8.0 million or 7.6% in the first half, primarily due to a $7.7 million decrease in agency backed securities. We held $8.9 million of auction rate securities at June 30, 2008 compared with $8.0 million at year end 2007. Due to current market conditions, these auction rate securities have become less liquid than in previous periods and were written down $506,000 through other comprehensive income in the second quarter.

Total deposits were basically unchanged when compared with year end balances, increasing just $2.3 million, or 0.2%. Within the deposit base, non-interest bearing demand account balances decreased $3.7 million or 2.5%, interest bearing demand account balances decreased $3.2 million, or 1.4%, savings balances increased $13.2 million, or 8.9%, and time balances decreased $3.9 million, or 0.8%. Within time balances, wholesale CDs were $0.4 million higher than year end, while core market CDs decreased $4.3 million. These changes resulted from normal season fluctuations and customer preferences.

For the six month period ended June 30, 2008, securities sold under agreements to repurchase and overnight borrowings increased $5.9 million, or 13.9%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were up $17.9 million, or 12.9% higher than year end. Federal Home Loan Bank advances were utilized to fund loan growth which outpaced increase in core deposits.

Total shareholders’ equity decreased $0.5 million, or 0.4%, during the first six months of 2008. Net income of $2.4 million and stock issuances of $948,000 increased shareholders’ equity, while dividends of $3.4 million decreased shareholders’ equity. Stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ equity was $15.78 at June 30, 2008, decreasing from $16.01 at December 31, 2007. Tangible shareholders equity per share (total equity less goodwill and other intangible assets) was $10.45 at the end of the second quarter of 2008, compared with $10.58 at year end 2007. The declines in both these measures of shareholders’ equity per share resulted from dividends exceeding earnings in the second quarter.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)

	Leverage	Tier I Capital	Total Risk- Based Capital

Capital Balances at June 30, 2008	$113,906	$113,906	$125,634
Required Regulatory Capital	$54,395	$45,039	$90,077
Capital in Excess of Regulatory Minimums	$59,511	$68,867	$35,557

Capital Ratios at June 30, 2008	8.38%	10.12%	11. 16%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Results of Operations

Three Months Ended June 30, 2008

For the second quarter of 2008, net income was $292,000, basic and diluted earnings per share were $0.04, compared with $1,747,000, and $0.27 basic and diluted per share for the second quarter of 2007, and $2,150,000, $0.29 basic and diluted earnings per share, for the first quarter of 2008. This year’s second quarter was heavily impacted by a $3.5 million charge to loan loss provision, reducing after-tax earnings by $2.3 million. The charge to loan loss provision was required as we identified several loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan.

Average earning assets increased $244.6 million, or 24.1%, when the second quarter of 2008 is compared to the same quarter a year ago. This comparison is affected by the acquisition of Firstbank – West Michigan in the third quarter of 2007. Compared with the previous quarter, earning assets increased $9.9 million, or 0.8%. The yield on earning assets decreased 71 basis points, to 6.60%, for the quarter ended June 30, 2008, compared to 7.31% for the same quarter a year ago, and was 33 basis points lower when compared with the quarter ended March 31, 2008. The cost of funding related liabilities also decreased, falling 25 basis points when comparing this year’s second quarter to the same period a year ago, from 3.39% in 2007, to 3.14% in 2008. Compared with prior quarter, the cost of funding related liabilities also fell by 22 basis points. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 13 basis points from last year’s second quarter to 3.79% in the current quarter and a similar 11 basis points when compared to the previous quarter. Net interest income increased $1.8 million to $11.5 million in the second quarter of 2008 compared with the same period of 2007, primarily due to the previously mentioned acquisition. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the second quarter, interest reversals associated with loans moving to nonaccrual status were $203,000 compared with $55,000 in the first quarter.

The provision for loan losses increased $2.7 million when the second quarter of 2008 is compared to the same quarter of 2007. Provision for loan losses was $3.5 million in the second quarter compared with a provision for loan losses of $739,000 in the second quarter of 2007. In the second quarter of 2008 we identified several loans in our portfolio which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.4 million in the second quarter, compared with $2.4 million in the second quarter of 2007 and $2.9 million in the first quarter of 2008. Compared with 2007‘s second quarter, mortgage gains and deposit fees were higher by $190,000 and $262,000, respectively. Offsetting these improvements were losses on trading account securities, losses on the sale of securities, and other income, which were down $160,000, $67,000, and $249,000, respectively.

Total non-interest expense increased $1.4 million, or 15.3%, when comparing the three month periods ended June 30, 2008 and 2007 and was largely due to the addition of Firstbank – West Michigan. Compared with the first quarter of 2008, non-interest expense decreased $364,000, primarily from lower salary and benefits costs. Within the salary and employee benefits area, salaries were $92,000 lower than first quarter and benefits decreased $231,000 mainly due to lower group health care, unemployment, and FICA costs.

Federal Income tax expense was a benefit of $212,000 in the second quarter as tax exempt income exceeded net income. We had $721,000 of federal income tax in the first quarter of the year and $614,000 in the second quarter of 2007.

Six months ended June 30, 2008

For the first half of 2008, net income was $2,442,000, basic and diluted earnings per share were $0.33, compared with $4,405,000, and $0.68 basic and diluted per share for the first half of 2007. The first half of 2007 included a one time benefit of a $971,000 pre-tax reversal of loan loss provision relating to a payoff of a large commercial loan, which had been considered impaired. As a result, we provided only $18,000 for loan losses in the first six months of 2007. The benefit to last year’s first half earnings of that event was $0.10 per share. Provision for loan losses in the first six months of 2008 was $4.3 million, resulting in substantially lower earnings for the year. The higher provision expense for this year was required as we identified several loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan.

Average earning assets increased $243.5 million, or 24.1%, when the first half of 2008 is compared to the same period a year ago. This comparison is affected by the acquisition of Firstbank – West Michigan. The Federal Reserve lowered its target federal funds rate by 125 basis points in January, by another 75 basis points in March, and by 25 basis points in May. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting pressure on our net interest margin late in the first quarter and throughout the second quarter of the year. These significant rate moves by the Federal Reserve in the first quarter caused our loans tied to prime rate to re-price at a significantly faster pace than we were able to offset by reducing the rates paid on our deposit accounts and certificates of depoit. As a result, the yield on earning assets decreased 55 basis points, to 6.77%, for the six months ended June 30, 2008, compared to 7.32% for the same six months a year ago. The cost of funding related liabilities also decreased, falling 41 basis points when comparing this year’s first six months to the same period a year ago, from 3.40% in 2007, to 2.99% in 2008. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 14 basis points from last year’s first half. Net interest margin in this year’s first six months was 3.78% compared with 3.92% for the same period a year ago. Net interest income increased $3.8 million to $23.0 million in the first six months of 2008 compared with the same period of 2007, primarily due to the previously mentioned acquisition. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period the loan is transferred. During the current year, interest reversals associated with loans moving to nonaccrual status were $258,000 compared with $127,000 in the first half of 2007.

The provision for loan losses increased $4.3 million when the first six months 2008 are compared to the same period of 2007. Provision for loan losses was $4.3 million in the first half of 2007 compared with a provision for loan losses of $18,000 in the last year’s first half. In the second quarter of 2008 we identified several loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Non interest income increased $630,000 in the first six months of 2008, when compared with the same period of 2007. Gains on the sale of mortgage loans increased $1 million and deposit fees were $486,000 higher than a year ago. The addition of Firstbank – West Michigan contributed $150,000 of the increase in mortgage gains and $402,000 of the increase in deposit fees. During the first two months of the year, rates on residential mortgage loans fell to a level that spurred re-finance activity. We were able to take advantage of that rate environment, resulting in higher gains on sale of loans. Also resulting from the increased mortgage re-finance activity was lower mortgage servicing income as amortization of mortgage servicing rights increased, reducing non-interest income by $267,000 when compared with last year’s first half. Gains and losses on securities transactions, which were a loss of $111,000 in this year’s first half, were little changed from a year ago when we recorded a loss of $130,000. Other income decreased $616,000 from a year ago largely due to losses on the sale of other real estate owned in 2008.

Total non-interest expense increased $3.3 million, or 18.8%, when comparing the six month periods ended June 30, 2008 and 2007 and was largely due to the addition of Firstbank – West Michigan, which had non-interest expense of $3.5 million during the first half of 2008. Also contributing to the higher non-interest expense is FDIC premiums, which are $167,000 higher than a year ago. The FDIC began charging higher premiums late last year, but provided partial reductions to those charges in the form of credits, based on each banks historical contributions to the insurance fund. Those credits are becoming fully aborbed in the current year and will lead to higher expenses in this area going forward.

Federal Income tax expense was $509,000 in the first six months of the year compared with $1.7 million of federal income tax in the first half of last year. The lower tax expense was primarily due to the lower level of earnings in the current year.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 5, 2008, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2008 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

On July 23,2007, the board of director’s approved a plan to re-establish the authorization to repurchase shares for an aggregate amount of up to $5 million, from this point forward, of Firstbank Corporation stock. During the third quarter of 2007, we repurchased 103,100 shares of our stock at an average price of $17.47. We had no stock repurchases during the first two quarters of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

April	0	-	0	$3,199,242

May	0	-	0	$3,199,242

June	0	-	0	$3,199,242

Total	0	-	0	$3,199,242

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting was held on April 28, 2008. At the meeting, three directors were elected to hold office, each for a term of three years.

		Vote
Director Nominee:	Term Expires	For:	Withheld:

Thomas P. Dickinson	2011	5,661,101	137,627
Edward B. Grant	2011	5,652,710	146,019
Samuel A. Smith	2011	5,652,801	145,927

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

Date: August 5, 2008	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.