Form 10-Q
period 2008-09-30
FIRSTBANK CORP
filed 2008-11-06
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes        No   X

Common stock outstanding at October 31, 2008: 7,531,645 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 19

Item 4.	Controls and Procedures	Page 20

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 21

Item 5.	Other Information	Page 21

Item 6.	Exhibits	Page 22

SIGNATURES		Page 23

EXHIBIT INDEX		Page 24

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Dollars in thousands)
UNAUDITED

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$35,589	$42,198
Short term investments	3,873	3,331

Total Cash and Cash Equivalents	39,462	45,529

Trading account securities	303	675
Securities available for sale	119,453	104,455
Federal Home Loan Bank stock	8,760	8,007
Loans held for sale	757	1,725
Loans, net of allowance for loan losses of $12,767 at September 30, 2008
and $11,477 at December 31, 2007	1,141,443	1,110,452
Premises and equipment, net	27,565	27,554
Acquisition goodwill	35,603	34,421
Other intangibles	4,126	5,832
Accrued interest receivable and other assets	29,581	27,089

TOTAL ASSETS	$1,407,053	$1,365,739

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$148,762	$152,126
Interest bearing accounts:
Demand	216,894	222,371
Savings	157,681	147,654
Time	504,705	489,241

Total Deposits	1,028,042	1,011,392

Securities sold under agreements to repurchase and overnight borrowings	55,877	42,791
Federal Home Loan Bank advances	147,956	138,126
Notes Payable	5,909	909
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	15,669	17,826

Total Liabilities	1,289,537	1,247,128

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, none issued
Common Stock; 20,000,000 shares authorized, 7,530,235 shares issued
and outstanding (7,407,198 at December 31, 2007)	112,970	111,436
Retained earnings	4,842	6,692
Accumulated other comprehensive income	(296)	483

Total Shareholders' Equity	117,516	118,611

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,407,053	$1,365,739

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2008	2007

Interest Income:
Interest and fees on loans	$19,136	$20,817
Securities
Taxable	918	921
Exempt from Federal Income Tax	357	363
Short term investments	91	334

Total Interest Income	20,502	22,435
Interest Expense:
Deposits	6,164	7,892
FHLB advances and other	1,958	2,286
Subordinated Debt	485	522

Total Interest Expense	8,607	10,700
Net Interest Income	11,895	11,735
Provision for loan losses	1,028	223

Net Interest Income after provision for loan losses	10,867	11,512
Non-interest Income:
Gain on sale of mortgage loans	317	428
Service charges on deposit accounts	1,218	1,290
Gain/(loss) on trading account securities	(200)	0
Gain/(loss) on securities, including other than temporary impairment	(1,674)	0
Mortgage servicing, net of amortization	180	141
Other	690	1,119

Total Non-interest Income	531	2,978
Non-interest Expense:
Salaries and employee benefits	5,342	5,744
Occupancy and equipment	1,728	1,597
Amortization and impairment of intangibles	264	332
FDIC insurance premium	166	61
Other	3,116	3,408

Total Non-interest Expense	10,616	11,142

Income before federal income taxes	782	3,348
Federal income taxes	45	933

NET INCOME	$737	$2,415

Comprehensive Income	$696	$2,850

Basic Earnings Per Share	$0.10	$0.33

Diluted Earnings Per Share	$0.10	$0.33

Dividends Per Share	$0.225	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2008	2007

Interest Income:
Interest and fees on loans	$57,922	$54,662
Securities
Taxable	2,902	2,234
Exempt from Federal Income Tax	1,059	900
Short term investments	268	914

Total Interest Income	62,151	58,710
Interest Expense:
Deposits	19,684	20,988
FHLB advances and other	6,057	5,577
Subordinated Debt	1,534	1,209

Total Interest Expense	27,275	27,774
Net Interest Income	34,876	30,936
Provision for loan losses	5,309	241

Net Interest Income after provision for loan losses	29,567	30,695
Non-interest Income:
Gain on sale of mortgage loans	2,024	1,127
Service charges on deposit accounts	3,642	3,238
Gain/(loss) on trading account securities	(373)	0
Gain/(loss) on securities, including other than temporary impairment	(1,612)	(130)
Mortgage servicing, net of amortization	188	393
Other	1,940	3,012

Total Non-interest Income	5,809	7,640
Non-interest Expense:
Salaries and employee benefits	16,712	15,299
Occupancy and equipment	5,217	4,306
Amortization and impairment of intangibles	826	929
FDIC insurance premium	382	110
Other	8,506	8,206

Total Non-interest Expense	31,643	28,850

Income before federal income taxes	3,733	9,485
Federal income taxes	554	2,665

NET INCOME	$3,179	$6,820

Comprehensive Income	$2,494	$7,162

Basic Earnings Per Share	$0.43	$1.01

Diluted Earnings Per Share	$0.43	$1.01

Dividends Per Share	$0.675	$0.675

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$3,179	$6,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,309	241
Depreciation of premises and equipment	2,395	2,141
Net amortization of security premiums/discounts	4	(268)
Loss on trading account securities	373	0
Loss/(Gain) on sale of securities	1,612	130
Amortization and impairment of intangibles	826	929
Stock option and stock grant compensation expense	162	210
Gain on sale of mortgage loans	(2,024)	(1,127)
Proceeds from sales of mortgage loans	88,146	43,042
Loans originated for sale	(85,154)	(41,106)
Deferred federal income tax expense/(benefit)	(577)	(872)
Decrease in accrued interest receivable and other assets	1,810	5,117
(Decrease) in accrued interest payable and other liabilities	(2,156)	(879)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,905	14,378

INVESTING ACTIVITIES
Bank acquisition, net of cash assumed	0	(15,170)
Proceeds from sale of securities available for sale	3,435	18,111
Proceeds from maturities and calls of securities available for sale	103,584	30,705
Purchases of securities available for sale	(124,865)	(50,059)
Purchases of FHLB stock	(753)	(296)
Sales of FHLB stock	0	50
Proceeds from sale of fixed assets	46	574
Net increase in portfolio loans	(39,875)	(28,611)
Net purchases of premises and equipment	(2,452)	(2.612)

NET CASH USED IN INVESTING ACTIVITIES	(60,880)	(47,328)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	16,650	(2,938)
Increase/(decrease) in securities sold under agreements to repurchase and
other short term borrowings	13,086	13,666
Repayment of notes payable and other borrowings	(145)	(19,750)
Proceeds from issuance of other borrowings	5,176	19,600
Repayment of Federal Home Loan Bank borrowings	(50,201)	(12,793)
Proceeds from Federal Home Loan Bank borrowings	60,000	21,500
Proceeds from issuance of subordinated debentures	0	15,464
Issuance of common stock, net	1,372	2,081
Purchases of common stock	0	(1,801)
Cash dividends	(5,030)	(4,608)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,908	30,421

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,067)	(2,529)
Cash and cash equivalents at beginning of period	45,529	56,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,462	$54,408

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Nine months ended September 30,
	2008	2007

Supplemental Disclosure
Interest Paid	$27,436	$27,325
Income Taxes Paid	$1,775	$2,425
Non cash transfers of loans to Other Real Estate Owned	$3,575	$1,685

See notes to consolidated financial statements.

ICNB Financial acquisition: (in Thousands of Dollars)

Securities acquired (including FHLB stock)	28,252
Loans acquired, net of allowance for loan losses	178,456
Bank premises and equipment acquired	7,283
Acquisition intangibles recorded	18,983
Other assets acquired	12,152
Deposits assumed	(171,999)
Borrowings assumed	(32,558)
Other liabilities assumed	(6,679)

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
UNAUDITED

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC and C.A. Hanes Realty, Inc. for the nine months of 2007), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

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

NOTE 3 – GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2008	2007

Balance at January 1	$34,421	$20,094
Impairment write down	0	(275)
Goodwill from acquisitions	302	15,336
Reclassification of other intangibles to goodwill	880	0

Balance at September 30	$35,603	$35,155

Amounts shown as goodwill from acquisitions relates to the ICNB purchase, and the $880,000 reclassification represents goodwill relating to the acquisition of Firstbank – Lakeview which had previously been reported as other intangible assets. The $275,000 impairment write down in 2007 was due to the sale of our CA Hanes, Inc. affiliate.

NOTE 4 – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	September 30, 2008	December 31, 2007

Nonperforming loans:
Nonaccrual loans	$17,797	$10,454
Loans 90 days or more past due and still accruing	2,861	3,161
Renegotiated loans	276	543

Total nonperforming loans	$20,934	$14,158

Property from defaulted loans	$4,975	$3,167

Nonperforming loans as a percent of total loans*	1.81%	1.26%
Nonperforming loans plus Other Real Estate as a percent of total	2.24%	1.54%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	1.84%	1.27%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$12,328	$9,501	$11,477	$9,966
Allowance acquired through acquisitions	0	2,346	0	2,346
Charge-offs	(680)	(440)	(4,590)	(1,122)
Recoveries	91	191	571	390

Net charge-offs	(589)	(249)	(4,019)	(732)
Provision for loan losses	1,028	223	5,309	241

Balance at end of period	$12,767	$11,821	$12,767	$11,821

Average total loans* outstanding during the period	$1,156,041	$1,102,696	$1,143,056	$974,426
Allowance for loan loss as a percent of total loans*	1.11%	1.06%	1.11%	1.06%
Allowance for loan loss as a percent
of nonperforming loans	61%	106%	61%	106%
Net Charge-offs^ as a percent of average loans*	0.20%	0.09%	0.47%	0.10%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table’s present information about our assets measured at fair value on a recurring basis at September 30, 2008, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008

Securities available for sale	$104,604	-	$14,849	$119,453
Federal Home Loan Bank stock	-	$8,760	-	$8,760
Trading securities	$303	-	-	$303

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale

Balance at December 31, 2007	$12,760
Total realized and unrealized gains/(losses) included in income	(1,632)
Total unrealized gains/(losses) included in other comprehensive income	(770)
Net purchases, sales, calls and maturities	4,796
Net transfers in/out of Level 3	(285)

Balance at September 30, 2008	$14,869

The Level 3 assets that were still held at September 30, 2008 are carried at historical cost unless a better fair value can be determined. During the period, $601,000 of these securities were sold, or paid down, and $5,397,000 of new securities was acquired. The $285,000 of net transfers out of Level 3 related to a $35,000 re-classification of two small assets which were reclassified to other assets and one $250,000 asset which was transferred to the loan portfolio because it had fallen below investment grade.

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

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans, which are accounted for under the guidelines of SFAS 114 – Accounting by Creditors for Impairment of a Loan. We have estimated the fair value of these assets using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. Through the first nine months of 2008 we have recognized non-cash impairment charges of $2,657,000 to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the period ended September 30, 2008

Impaired loans accounted for
under FAS 114	$24,441	-	-	$24,441	$(2,657)

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $2.7 million in losses indicated in the table above were charged to the allowance for loan losses.

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

NOTE 6 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Earnings per share
Net income	$737	$2,415	$3,179	$6,820
Weighted average common shares outstanding	7,498,000	7,389,000	7,456,000	6,809,000

Basic Earnings per Share	$0.10	$0.33	$0.43	$1.01

Earnings per share assuming dilution
Net income	$737	$2,415	$3,179	$6,820
Weighted average common shares outstanding	7,498,000	7,389,000	7,456,000	6,809,000
Add dilutive effect of assumed exercises of options	0	3,000	0	13,000

Weighted average common and dilutive potential
common shares outstanding	7,498,000	7,392,000	7,456,000	6,822,000

Diluted Earnings per Share	$0.10	$0.33	$0.43	$1.01

Stock options for 324,794 shares for the three month period and 280,332 for the nine month period of 2007, and 481,330 shares for the three and nine month periods of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC, and C.A. Hanes Realty, Inc.), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company. See note 2 of the notes to consolidated financial statements for additional disclosures on Firstbank – West Michigan and C.A. Hanes Realty, Inc. Comparisons to prior year are affected by the acquisition of Firstbank – West Michigan in the third quarter of 2007.

Events Occurring in the Third Quarter 2008

On September 7, the federal government placed the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) into receivership. As a result, the value of certain of our investments in Freddie Mac were determined to be significantly impaired and resulted in an other than temporary pre-tax impairment charge to earnings of $1,632,000. Because the underlying security of the investment was an equity security, that loss is characterized as a capital loss on September 30.

Subsequent Events

Congress passed the Emergency Economic Stabilization Act of 2008 on October 3 which has resulted in the following programs: 1) Asset Purchase Program; 2) Asset Guarantee Program; 3) Homeownership Preservation; 4) Deposit Guarantee Program; 5) Debt Guarantee Program; and 6) Capital Purchase Program. The legislation also provided for the re-characterization of losses on Freddie Mac and Fannie Mae preferred stock from a capital loss to an ordinary loss, thereby making it less onerous for banks to claim a tax benefit from the loss.

The legislation provided for the creation of the $700 million Troubled Asset Relief Program (TARP). On October 14, the U.S. Department of Treasury announced its plan to make $250 million of those funds available to qualifying financial institutions through the Capital Purchase Program (CPP). This program allows financial institutions to issue preferred stock and common stock warrants to the Treasury in return for Tier 1 Capital. Financial institutions are allowed to apply for participation in the program, but are not required to do so. We are currently analyzing the program merits to determine if we will participate.

Financial Condition

The Michigan and national economies continued to struggle during the third quarter. Michigan continues to have one of the highest unemployment rates in the nation, with rising foreclosures and slowing demand for manufactured products. Despite these negative trends, we have maintained respectable core profitability and favorable asset quality measures compared with peer banks. Non performing assets continued to increase during the quarter with additional loans moving to non accrual status and other real estate owned. We believe nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Total assets increased $41.3 million, or 3.0%, during the first nine months of 2008. Cash and cash equivalents decreased $6.1 million, or 13.3%. Securities available for sale were higher, increasing $14.6 million, or 13.9%, from December 31, 2007. Total portfolio loans increased $32.3 million, or 2.8%, during the first nine months of 2008. Average total loans were 4.8% higher in the third quarter of 2008 when compared with the fourth quarter of 2007.

Residential mortgages grew $11.7 million, or 3.0% from year end 2007. For a short period in the first quarter, rates on residential mortgages provided us the opportunity to refinance loans and increase our residential portfolio. Real estate construction loans increased $4.4 million, or 3.5% primarily from a limited number of new loans to developers. Commercial and commercial real estate loans were $17.3 million, or 3.3%, higher, than December 31, 2007.

Net charge-offs of loans were $589,000 in the third quarter of 2008 compared to $249,000 in the third quarter of 2007 and $2,687,000 in the second quarter of 2008. The ratio of net charge-offs of loans (annualized) to average loans was 0.20% in the third quarter of 2008 compared to 0.09% in the same period of 2007 and 0.94% in the second quarter of 2008. The charge offs in the current quarter were largely concentrated within our newest affiliate, Firstbank-West Michigan, which recorded loan losses of $310,000 in the quarter as we continue to work through problem loans in that portfolio.

At September 30, 2008, the allowance as a percentage of average outstanding loans was 1.11% compared with 1.06% at the same point a year earlier and 1.02% at year end 2007. Non-performing loans as a percent of total loans was 1.81% at September 30, 2008, compared with 1.00% a year earlier, and 1.26% at year end 2007. Nonperforming loans increased $6.8 million from year end, and other real estate owned increased $1.8 million compared with year end numbers. Our overall asset quality has always been considered one of the strengths of our banking franchise and has allowed us to maintain favorable asset quality measures relative to competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale were higher by $15.0 million or 14.4% in the first nine months, primarily due to a $23.1 million increase in agency backed securities. The increase in agency backed securities improved the company’s liquidity position and provided collateral for our repurchase sweep product.

We held $7.0 million of auction rate securities at September 30, 2008 compared with $8.0 million at year end 2007. This portfolio had reached a peak at the end of the first quarter of 2008 of $9.4 million. During the current quarter, we recorded a pre-tax other than temporary impairment loss of $1,632,000 on this portfolio relating to those securities where the underlying collateral was Freddie Mac preferred stock. Freddie Mac was placed in receivership by the federal government on September 7, at which time it ceased to pay dividends, causing us to devalue the securities and record the impairment charge. Due to current market conditions surrounding the remainder of these auction rate securities, and their illiquid state, the remainder of the portfolio was written down $770,000 through other comprehensive income in the third quarter.

Total deposits increased $16.7 million, or 1.6% when compared with year end balances. Within the deposit base, non-interest bearing demand account balances decreased $3.4 million or 2.2%, interest bearing demand account balances decreased $5.5 million, or 2.5%, savings balances increased $10.0 million, or 6.8%, and time balances increased $15.5 million, or 3.2%. Within time balances, wholesale CDs were $6.1 million higher than year end, while core market CDs increased $9.3 million. These changes resulted from normal season fluctuations and customer preferences.

For the nine month period ended September 30, 2008, securities sold under agreements to repurchase and overnight borrowings increased $13.1 million, or 30.6%, due to normal fluctuations in customer cash flows, and in some cases, customer preference toward our repurchase sweep program. Federal Home Loan Bank advances and notes payable were up $14.8 million, or 10.7% higher than year end. Federal Home Loan Bank advances were utilized to fund loan growth which outpaced increase in core deposits.

Total shareholders’ equity decreased $1.1 million, or 0.9%, during the first nine months of 2008. Net income of $3.2 million and stock issuances of $1.4 million increased shareholders’ equity, while dividends of $5.0 million decreased shareholders’ equity. Stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ equity was $15.61 at September 30, 2008, decreasing from $16.01 at December 31, 2007. Tangible shareholders equity per share (total equity less goodwill and other intangible assets) was $10.33 at the end of the second quarter of 2008, compared with $10.58 at year end 2007. The declines in both these measures of shareholders’ equity per share resulted from dividends exceeding earnings in through the third quarter.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier I Capital	Total Risk-Based Capital

Capital Balances at September 30, 2008	$114,942	$114,942	$126,493
Required Regulatory Capital	$55,136	$45,217	$90,434
Capital in Excess of Regulatory Minimums	$59,806	$69,725	$36,059

Capital Ratios at September 30, 2008	8.34%	10.17%	11. 19%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains well within regulatory guidelines although slightly lower than year end 2007. At the end of the third quarter our total risk based capital ratio was 11.19% compared with 11.28% at year end 2007. Tier 1 capital and tier 1 leverage ratios were 10.17% and 8.34% compared with 10.25% and 8.51% at year end 2007. The slight decrease in capital ratios has resulted from a dividend payout level which has exceeded earnings for the year. We continue to monitor our capital position and have thus far been able to absorb the current year shocks to our income while maintaining all of our affiliate banks at well capitalized levels. We are evaluating the merits of participation in the Treasury’s Capital Purchase Program to determine if it will strengthen our capital position and further insulate the company from future unexpected shocks from the soft economy.

Results of Operations

Three Months Ended September 30, 2008

For the third quarter of 2008, net income was $737,000, basic and diluted earnings per share were $0.10, compared with $2,415,000, and $0.33 basic and diluted per share for the third quarter of 2007, and $292,000, $0.04 basic and diluted earnings per share, for the second quarter of 2008. This year’s third quarter was heavily impacted by the $1.6 million pre-tax write down on the Freddie Mac securities discussed above and a $1.0 million charge to loan loss provision. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan.

Average earning assets increased $46.7 million, or 3.8%, when the third quarter of 2008 is compared to the same quarter a year ago. Compared with the previous quarter, earning assets increased $16.2 million, or 1.3%. The yield on earning assets decreased 86 basis points, to 6.50%, for the quarter ended September 30, 2008, compared to 7.36% for the same quarter a year ago, and was 10 basis points lower when compared with the quarter ended June 30, 2008. The cost of funding related liabilities also decreased, falling 77 basis points when comparing this year’s third quarter to the same period a year ago, from 3.45% in 2007, to 2.68% in 2008. Compared with prior quarter, the cost of funding related liabilities fell by 15 basis points. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased eight basis points from last year’s third quarter to 3.82% in the current quarter, but improved five basis points when compared to the previous quarter. Net interest income increased $0.2 million to $11.9 million in the third quarter of 2008 compared with the same period of 2007, primarily due to the $46.7 million increase in average earning assets compared with the year ago quarter. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the third quarter, interest reversals associated with loans moving to nonaccrual status were $49,000 compared with $203,000 in the second quarter.

The provision for loan losses increased $805,000 when the third quarter of 2008 is compared to the same quarter of 2007. Provision for loan losses was $1.0 million in this year’s third quarter compared with a provision for loan losses of $223,000 in the third quarter of 2007. In the third quarter of 2008 we continued to identify loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our nine banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $531,000 in the third quarter, compared with $3.0 million in the third quarter of 2007 and $2.4 million in the second quarter of 2008. Compared with 2007‘s third quarter, mortgage gains and deposit fees were lower by $111,000 and $82,000, respectively. Also reducing non-interest income in the current quarter were losses on trading account securities of $200,000 and losses on available for sale securities of $1.7 million (includes the previously mentioned $1.6 million write down of Freddie Mac securities), the latter of which relates to the previously discussed write down on Freddie Mac preferred stock. Other income also fell $431,000 compared with the previous year.

Total non-interest expense decreased $518,000, or 4.7%, when comparing the three month periods ended September 30, 2008 and 2007 and was largely due to a $401,000 reduction in salaries and employee benefits. In the third quarter of 2007, we were still carrying excess staff at Firstbank – West Michigan as we completed the integration of that new affiliate into the centralized operations of the company. Compared with the second quarter of 2008, non-interest expense increased $272,000, primarily from higher other operating expenses associated with loan collection issues. Within the salary and employee benefits area, salaries were $96,000 lower than second quarter and benefits decreased $86,000 mainly due to lower group health care, unemployment, and FICA costs.

Federal Income tax expense was $45,000 in the third quarter as tax exempt income exceeded net income. We had a tax benefit of $212,000 the second quarter of the year as tax exempt income was higher than taxable income, and $933,000 of federal tax expense in the third quarter of 2007 based on higher earnings levels.

Nine months ended September 30, 2008

For the first nine months of 2008, net income was $3,179,000, basic and diluted earnings per share were $0.43, compared with $6,820,000, and $1.01 basic and diluted per share for the first nine months of 2007. The first nine months of 2007 included a one time benefit of a $971,000 pre-tax reversal of loan loss provision relating to a payoff of a large commercial loan, which had been considered impaired. As a result, we provided only $241,000 for loan losses in the first nine months of 2007. The benefit to last year’s first nine months earnings of that event was $0.10 per share. Provision for loan losses in the first nine months of 2008 was $5.3 million, resulting in substantially lower earnings for the year. The higher provision expense for this year was required as we identified several loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan. Also effecting earnings in the current year was a $1.6 million write down relating to Freddie Mac preferred stock and $373,000 of trading account security losses.

Average earning assets increased $177.9 million, or 16.4%, when the first nine months of 2008 is compared to the same period a year ago. This comparison is affected by the acquisition of Firstbank – West Michigan. The Federal Reserve lowered its target federal funds rate by 125 basis points in January, by another 75 basis points in March, and by 25 basis points in May. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting pressure on our net interest margin late in the first quarter and throughout the second quarter of the year. These significant rate moves by the Federal Reserve in the first quarter caused our loans tied to prime rate to re-price at a significantly faster pace than we were able to offset by reducing the rates paid on our deposit accounts and certificates of deposit. As a result, the yield on earning assets decreased 66 basis points, to 6.67%, for the nine months ended September 30, 2008, compared to 7.33% for the same nine months a year ago. The cost of funding related liabilities also decreased, falling 55 basis points when comparing this year’s first nine months to the same period a year ago, from 3.43% in 2007, to 2.88% in 2008. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 12 basis points from last year’s first nine months. Net interest margin in this year’s first nine months was 3.79% compared with 3.91% for the same period a year ago. Net interest income increased $3.9 million to $34.9 million in the first nine months of 2008 compared with the same period of 2007, primarily due to the previously mentioned acquisition. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period the loan is transferred. During the current year, interest reversals associated with loans moving to nonaccrual status were $307,000 compared with $161,000 in the first nine months of 2007.

The provision for loan losses increased $5.1 million when the first nine months 2008 are compared to the same period of 2007. Provision for loan losses was $5.3 million in the first nine months of 2007 compared with a provision for loan losses of $241,000 in the last year’s first nine months. In the second quarter of 2008 we identified several loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Non interest income decreased $1.8 million in the first nine months of 2008, when compared with the same period of 2007 primarily due to the previously mentioned securities losses associated with Freddie Mac preferred stock and trading account losses. Gains on the sale of mortgage loans increased $897,000 and deposit fees were $404,000 higher than a year ago. The addition of Firstbank — West Michigan contributed $149,000 of the increase in mortgage gains and $310,000 of the increase in deposit fees. During the first two months of the year, rates on residential mortgage loans fell to a level that spurred re-finance activity. We were able to take advantage of that rate environment, resulting in higher gains on sale of loans. Also resulting from the increased mortgage re-finance activity was lower mortgage servicing income as amortization of mortgage servicing rights increased, reducing non-interest income by $205,000 when compared with last year’s first nine months. Other income decreased $1.0 million from a year ago largely due to losses on the sale of other real estate owned in 2008 and the sale of our CA Hanes affiliate at the end of the third quarter of 2007.

Total non-interest expense increased $3.3 million, or 18.8%, when comparing the nine month periods ended September 30, 2008 and 2007 and was largely due to the addition of Firstbank – West Michigan, which had non-interest expense of $5.2 million during the first nine months of 2008 compared with $2.0 million in the first months of last year due to the July 1, 2007 acquisition date. Also contributing to the higher non-interest expense are FDIC premiums, which are $272,000 higher than a year ago. The FDIC began charging higher premiums late last year, but provided partial reductions to those charges in the form of credits, based on each bank’s historical contributions to the insurance fund. Those credits are becoming fully absorbed in the current year and will lead to higher expenses in this area going forward.

Federal Income tax expense was $554,000 in the first nine months of the year compared with $2.7 million of federal income tax in the first nine months of last year. The lower tax expense was primarily due to the lower level of earnings in the current year.

Liquidity

At September 30, 2008, we have adequate sources of liquidity to meet our needs. Our banks maintain access to immediately available funds through federal funds lines at two correspondent banks, with aggregate available limits of $69 million. In addition, four of our six affiliates have access to overnight funds through the Federal Reserve’s discount window. Each of our six affiliates can access funds through the brokered CD markets and the Federal Home Loan Bank of Indianapolis.

In addition to the funds available directly to our affiliate banks, Firstbank Corporation has a $30 million line of credit which could be drawn upon to augment bank level needs if necessary. As of September 30, there was $24.9 million available on the line of credit.

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

We face market risk to the extent that both earnings and the fair values of our financial instruments are affected by changes in interest rates. We manage this risk with static GAP analysis and simulation modeling. We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q Quarterly Report, we do not know of nor expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 5, 2008, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2008 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2008, we have remaining authority to repurchase $3.2 million of our common stock under plans previously approved by the board of directors. We have not repurchased any shares during the first three quarters of this year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

July	0	-	0	$3,199,242

August	0	-	0	$3,199,242

September	0	-	0	$3,199,242

Total	0	-	0	$3,199,242

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

Date: November 5, 2008	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	/s/ Samual G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.