Form 10-K
period 2008-12-31
FIRSTBANK CORP
filed 2009-03-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________.

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan) (Address of principal executive offices)	48801 (Zip Code)

Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class Common Stock	Name of each exchange on which registered The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12-b-2).  Large accelerated filer        Accelerated filer   X   Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

Aggregate Market Value as of June 30, 2008: $ 67,209,625
Common stock outstanding at February 28, 2009: 7,599,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2008, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 27, 2009 are incorporated by reference in Part III.

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

PART 1

ITEM 1.      Business.

        Firstbank Corporation (the “Corporation”) is a financial holding company. We own all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan, and FBMI Risk Management Services, Inc. (a captive insurance company).

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

        Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 89% of total revenue in 2008, 83% in 2007, and 83% in 2006. Non-interest revenue accounted for approximately 5% of total revenue in 2008, 11% in 2007, and 13% in 2006. Interest on securities accounted for approximately 6% of total revenue 2008 and 6% in 2007, and 4% in 2006. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

        Firstbank (Mount Pleasant) is a Michigan state chartered bank which was incorporated in 1894. Its main office and one branch are located in Mount Pleasant, Michigan. Firstbank (Mount Pleasant) also has two full service branches in each of Union Township and Lakeview, and one full service branch located in each of the following communities near Mount Pleasant: Clare, Shepherd, Cadillac, Howard City, Morley, Remus, Canadian Lakes, and Winn. Firstbank (Mount Pleasant) Mortgage Company, a subsidiary of the bank, was established in 2001.

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

        Keystone Community Bank is a Michigan state chartered bank which was established in 1997 and acquired by us on October 1, 2005. Its main office and three branches are located in Kalamazoo with two additional branches in Portage and one branch in Paw Paw. Keystone Mortgage Services, LLC, is a 99% owned subsidiary of the bank. Keystone Premium Finance, LLC, is a 90% owned subsidiary of the bank. Keystone T.I. Sub, LLC is wholly owned by the bank, and KCB Title Insurance Agency, LLC is a 50% owned subsidiary of Keystone T.I. Sub, LLC.

        Firstbank – West Michigan (formerly Ionia County National Bank of Ionia) is a Michigan state chartered bank which was established in 1934 and acquired by us on July 1, 2007. Its main office and two branches are located in Ionia, with two additional branches in Belding, and one branch each in Hastings, Lowell, Sunfield, and Woodland.

        The following table shows comparative information concerning our subsidiary banks at December 31, 2008:

	Firstbank - Alma	Firstbank (Mt. Pleasant)	Firstbank - West Branch	Firstbank - St. Johns	Keystone	Firstbank - West Michigan

	(In Thousands of Dollars)

Assets	$259,876	$347,797	$256,919	$86,329	$253,519	$217,633
Deposits	$193,597	$270,737	$178,816	$73,180	$191,120	$144,984
Loans	$189,150	$308,061	$209,997	$71,925	$215,904	$164,120

        As of December 31, 2008 we employed 468 persons on a full-time equivalent basis.

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

        Our subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in seven geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare, Mecosta, Montcalm and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Firstbank – St. Johns primarily in Clinton County; Keystone Community Bank primarily in Kalamazoo and Van Buren counties, and Firstbank – West Michigan primarily competes in Ionia, Kent, Montcalm, Barry, and Eaton counties.

SUPERVISION AND REGULATION

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

Recent Regulatory Developments

        Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC). Both of these specific provisions are discussed in the below sections.

        Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

        On January 30, 2009, we participated in the CPP and issued $33 million in capital in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury received warrants to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The exercise price for the warrant of $8.55, and the market price for determining the number of shares of common stock subject to the warrants, was determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrants are immediately exercisable, in whole or in part, over a term of 10 years. Going forward, the warrants will be included in our diluted average common shares outstanding in periods when the effect of their inclusion is dilutive to earnings per share.

        Federal Deposit Insurance Corporation (FDIC). EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

        Financial Stability Plan. On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced at a future date.

        American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

        Under ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

•       Limits on compensation incentives for risk taking by senior executive officers.

•       Requirement of recovery of any compensation paid based on inaccurate financial information.

•       Prohibition on “Golden Parachute Payments”.

•       Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•       Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•       Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.

•       Limitation on luxury expenditures.

•       TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•       The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

        The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the U.S. Treasury Department.

        Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•       Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•       A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•       Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

More details regarding HASP are to be announced at a future date.

Regulations Generally Applicable to Firstbank Corporation and its Subsidiary Banks

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”), the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our banks establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors, and the public, rather than our shareholders.

        Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Firstbank Corporation

        General.        Firstbank Corporation is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve Board, and are required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to Our subsidiary banks and to commit resources to support our subsidiary banks in circumstances where we might not do so absent such policy. In addition, if the Commissioner deems one ore more of our subsidiary bank’s capital to be impaired, the Commissioner may require our subsidiary bank to restore its capital by a special assessment upon us as the bank’s sole shareholder. If we were to fail to pay any such assessment, the directors of the applicable bank would be required, under Michigan law, to sell the shares of the bank’s stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by us of any voting shares of any bank which would result in our direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation between us and another financial holding company or bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA. No Federal Reserve Board approval is required for us to acquire a company, other than a bank holding company or bank, engaged in activities that are financial in nature as determined by the Federal Reserve Board.

        The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        Dividends.        Firstbank Corporation is a corporation separate and distinct from our subsidiary banks. Most of our revenues are dividends paid by our banks. Thus, our ability to pay dividends to our shareholders is indirectly limited by statutory restrictions on our banks’ ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over our banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, like us, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

        Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

Our Subsidiary Banks

        General.        Each of our banks is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. As DIF insured Michigan chartered banks, our banks is subject to the examination, supervision, reporting and enforcement requirements of various agencies. These agencies and the federal and state laws applicable to our banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) required the FDIC to establish assessment rates at levels which would maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. On February 8, 2006 The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was signed into law. The Reform Act provides for the establishment of a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. On November 2, 2006, the FDIC adopted new premium rates, stating they were needed to offset continued strong growth in insured deposits that is lowering the Deposit Insurance Fund ratio. Banks that had been paying zero in deposit insurance premiums for the ten years prior to 2007 were required to pay premiums of 5 to 7 basis points beginning in 2007. Effective for the first quarter of 2009, a new interim rate schedule was approved with minimum rates for most well-capitalized banks ranging from 12 to 14 basis points annually. This interim rate increases to 50 basis points for banks that pose significant supervisory concerns. Effective April 1, 2009, a new proposed rate schedule was approved with minimum base rates for most well-capitalized banks ranging from 10 to 14 basis points annually. This base rate increases to 45 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted based upon the level of unsecured debt, secured liabilities or brokered deposits, as defined, resulting in adjusted rates ranging from 8 to 21 basis points annually for most well capitalized banks and 43 to 77.5 basis points annually for banks that pose significant supervisory concerns.

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as our banks. a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”

Federal regulations define these capital categories as follows:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity
to total assets of 2% or
less

As of December 31, 2008, each of our subsidiary banks’ ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

        In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

        Dividends. Under Michigan law, our banks are restricted as to the maximum amount of dividends it may pay on its common stock. Our banks may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by our bank, if such payment is determined, by reason of the financial condition of our bank, to be an unsafe and unsound banking practice.

        Insider Transactions. Our banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in the stock or other securities of our or our subsidiaries and the acceptance of the stock or other securities of us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our banks to their respective directors and officers, to our directors and officers, the directors and officers of our bank, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of its subsidiaries or a principal shareholder in our company may obtain credit from banks with which our banks maintain a correspondent relationship.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        Investments and Other Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of our bank.

        Consumer Protection Laws. Our banks’ business includes making a variety of types of loans to individuals. In making these loans, we are is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our banks and their respective directors and officers.

        Branching Authority. Michigan banks have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

        The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2008:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation - Consolidated	8.08%	10.00%	11.06%
Firstbank - Alma	6.56%	9.11%	10.36%
Firstbank (Mount Pleasant)	8.48%	9.62%	10.60%
Firstbank - West Branch	6.86%	9.51%	10.60%
Firstbank - St. Johns	7.80%	9.28%	10.46%
Keystone Community Bank	8.95%	9.41%	10.27%
Firstbank - West Michigan	8.11%	11.09%	12.37%

        The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

	(In Thousands of Dollars)

Capital Balances at December 31, 2008	$123,200	$111,396	$111,396
Required Regulatory Capital	89,122	44,561	55,118

Capital in Excess of Regulatory Minimums	$34,078	$66,835	$56,278

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

Investment Portfolio

        The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31,

	2008	2007	2006

Taxable
US Government Agencies	$64,102	$45,304	$33,584
States and Political Subdivisions	1,622	2,232	1,629
Mortgage Backed Securities	9,446	12,726	4,143
Corporate and Other	6,047	10,127	3,210

Total Taxable	81,217	70,389	42,566

Tax-Exempt
States and Political Subdivisions	31,656	34,066	26,559

Total	$112,873	$104,455	$69,125

Analysis of Investment Securities Portfolio

        The following table shows, by class of maturities at December 31, 2008, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)

	(In Thousands of Dollars)

U.S. Agencies:
One Year or Less	$22,126	2.78%
Over One Through Five Years	39,942	4.13%
Over Five Years Through Ten Years	2,034	5.25%

Total	64,102	3.70%
State and Political Subdivisions:
One Year or Less	2,470	4.31%
Over One Through Five Years	14,733	4.08%
Over Five Through Ten Years	10,200	4.43%
Over Ten Years	5,875	4.58%

Total	33,278	4.29%

Mortgage Backed Securities
One Year or Less	3	6.00%
Over One Through Five Years	3,759	5.23%
Over Five Through Ten Years	4,363	5.42%
Over Ten Years	1,321	5.23%

Total	9,446	5.32%

Corporate and Other:
One Year or Less	6,047	2.72%

Total	6,047	2.72%

TOTAL	$112,873	3.96%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

        The following table presents the loans outstanding at December 31st for the years ended:

	2008	2007	2006	2005	2004

	(In Thousands of Dollars)

Loan Categories:
Commercial and Agricultural	$184,455	$219,080	$194,810	$183,473	$110,261
Commercial Real Estate	391,572	311,494	286,249	302,471	225,372
Real Estate Mortgages	403,695	387,222	284,137	272,402	231,213
Real Estate Construction	103,206	126,027	81,218	61,067	47,920
Consumer	75,296	78,107	63,106	59,211	56,321

Total	$1,158,224	$1,121,930	$909,520	$878,624	$671,887

        The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2008. Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total

	(In Thousands of Dollars)

Commercial and Agricultural	$85,448	$90,598	$8,409	$184,455
Real Estate Construction	48,334	45,898	8,974	103,206

Total	$133,782	$136,496	$17,383	$287,661

Loans Due after One Year:
With Pre-determined Rate		$93,186	$11,303	$104,489
With Adjustable Rates		43,310	6,080	49,390

Total		$136,496	$17,383	$153,879

Nonperforming Loans and Assets

        The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2008	2007	2006	2005	2004

	(In Thousands of Dollars)

Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$16,328	$7,339	$813	$534	$806
Real Estate Mortgages	2,986	3,032	847	4,079	633
Consumer	268	83	108	158	17

Total	19,582	10,454	1,768	4,771	1,456

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	2,109	732	767	199	158
Real Estate Mortgages	2,791	2,170	1,597	2,054	186
Consumer	82	259	121	188	64

Total	4,982	3,161	2,485	2,441	408

Renegotiated Loans:
Consumer	0	4	0	0	0
Commercial and Agricultural	113	374	0	0	0
Real Estate Mortgages	162	165	0	0	0

Total	275	543	0	0	0

Total Nonperforming Loans	24,839	14,158	4,253	7,212	1,864

Property from Defaulted Loans	5,382	3,153	1,700	1,020	950

Total Nonperforming Assets	$30,221	$17,311	$5,953	$7,352	$2,814

        Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

        The amount of interest income on the above loans that was included in net income for the period ended December 31, 2008, was $505,431. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $1,177,480 in gross interest income would have been recorded.

        Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

        At December 31, 2008 we had $58,908,456 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

        At December 31, 2008, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2008.

Analysis of the Allowance for Loan Losses

        The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2008	2007	2006	2005	2004

Balance at Beginning of Period	$11,477	$9,966	$11,559	$10,581	$11,627
Allowance of acquired banks	0	2,346	0	1,949	0
Charge-Offs:
Commercial and Agricultural	3,451	2,231	1,910	1,146	224
Real Estate Mortgages	1,350	510	157	84	221
Consumer	1,014	682	627	509	485

Total Charge-Offs	5,815	3,423	2,694	1,739	930
Recoveries:
Commercial and Agricultural	252	157	86	173	65
Real Estate Mortgages	93	25	21	57	77
Consumer	331	393	227	243	167

Total Recoveries	676	575	334	473	309

Net Charge-Offs	5,139	2,848	2,360	1,265	621
Provision for Loan Losses	8,256	2,013	767	295	(425)

Balance at End of Period	$14,594	$11,477	$9,966	$11,559	$10,581

Net Charge-Offs as a Percent of Average Loans	.45%	.28%	.26%	.17%	.09%

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

Allocation of the Allowance for Loan Losses

        The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2008		2007		2006		2005		2004

	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and
Agricultural	$10,621	16%	$8,696	20%	$7,944	21%	$10,379	21%	$9,012	16%
Real Estate
Mortgages	2,644	77%	833	73%	627	72%	620	72%	419	75%
Consumer	1,169	7%	1,272	7%	811	7%	479	7%	1,058	9%
Unallocated*	160		676		584		81		92

Total	$14,594	100%	$11,477	100%	$9,966	100%	$11,559	100%	$10,581	100%

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

Average Deposits

        The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2008		2007		2006

	Amount	Rate	Amount	Rate	Amount	Rate

	(In Thousands of Dollars)

Average Balance:
Non-interest-bearing Demand Deposits	$147,804		$135,956		$124,740
Interest-bearing Demand Deposits	221,732	1.35%	189,989	2.26%	169,507	2.06%
Other Savings Deposits	156,326	1.16%	142,996	1.85%	131,226	1.74%
Other Time Deposits	498,443	4.15%	446,136	4.87%	383,424	4.47%

Total Average Deposits	$1,024,305	2.91%	$915,077	3.68%	$808,897	3.35%

        The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2008, was as follows (In Thousands of Dollars):

Three Months or Less	$67,932
Over Three Through Six Months	37,266
Over Six Through Twelve Months	61,973
Over Twelve Months	60,816

Total	$227,987

Return on Equity and Assets

        The following table sets forth certain financial ratios for the years ended:

	2008	2007	2006

Financial Ratios:
Return on Average Total Assets	0.05%	0.69%	0.95%
Return on Average Equity	0.61%	7.80%	10.72%
Average Equity to Average Total Assets	8.38%	8.79%	8.89%
Dividend Payout Ratio	435.73%	74.49%	54.72%

Short Term Borrowed Funds

        Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2008, which consist of the following:

	2008	2007	2006

Amounts Outstanding at the End of the Year	$52,917	$35,891	$32,079

Weighted Average Interest Rate at the End of the Year	.34%	3.25%	4.17%

Longest Maturity	1/1/09	1/1/08	1/01/07

Maximum Amount Outstanding at any Month End During Year	$54,151	$40,689	$37,459

Approximate Average Amounts Outstanding During the Year	$42,111	$36,170	$31,108

Approximate Weighted Average Interest Rate for the Year	1.78%	3.87%	3.89%

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

The value of certain securities in our investment portfolio may be negatively affected by disruptions in the market for those securities and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital.

        Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. During the fourth quarter of 2008, the Corporation recorded an impairment charge on certain securities in its portfolio. Further impairment of these securities or other securities is possible. In addition, changes in accounting resulting from changes in and interpretations of applicable accounting standards may affect how we account for certain investment securities in our portfolio. The valuation and accounting for our investment securities could have a material adverse impact on our net income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other than temporarily impaired. This could have a material impact on our future earnings and financial condition.

The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

        There has been significant recent turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

There Can Be No Assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act Will Stabilize the U.S. Economy and Financial System

        The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

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

        We are a holding company and substantially all of our assets are held by our banks. Our ability to continue to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our banks. Dividend payments or extensions of credit from our banks are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our banks. The ability of our banks to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures and preferred stock have not been made. We cannot assure you that our banks will be able to pay dividends to us in the future.

Acquisitions may affect our results.

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

ITEM 2.      Properties

        Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 53 branch offices throughout central Michigan, most of which are full service facilities. Our subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, St. Johns, Kalamazoo and Ionia. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

        We consider our properties and equipment to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations. However, we may chose to add additional branch locations to expand our presence in current or contiguous markets in the future to improve our opportunities for growth. We may also enter into sale/leaseback agreements in the future.

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

        William L. Benear (age 62) became President & CEO of Firstbank – West Michigan in August 2008. Mr. Benear became executive vice president of Firstbank – West Michigan in February of 2008. Mr. Benear has been a Vice President of the Corporation since 2000. Prior to joining the West Michigan staff, Mr. Benear was President & CEO of Firstbank – Lakeview since January of 2000.

        David M. Brown (age 50) became President & CEO of Firstbank – St. Johns and Vice President of the Corporation in January 2005. Prior to his appointment as St. Johns’ President & CEO, Mr. Brown has worked for over 24 years at both regional and community banks. Positions held during his career include Community Bank President, Commercial Loan Regional Manager, Vice President of Commercial Banking and Branch Manager.

        David L. Miller (age 43) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank — Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

        Douglas J. Ouellette (age 42) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007. Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005.

        Dale A. Peters (age 66) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

        Richard D. Rice (age 49) was named a Vice President of the Corporation in April 2004. Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003. From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America). Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

        Thomas O. Schlueter (age 51) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005. From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999. Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

        Samuel G. Stone (age 63) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

        Thomas R. Sullivan (age 58) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

        James E. Wheeler, II (age 49) was appointed President & CEO of Firstbank – Alma in January 2000 and has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.      Market for Registrant's Common Equity and Related Stockholder Matters.

        The information under the caption “Common Stock Data” on page 20 in the registrant’s annual report to shareholders for the year ended December 31, 2008, is here incorporated by reference.

ITEM 6.      Selected Financial Data.

        The information under the heading “Financial Highlights” on page 3 in the registrant’s annual report to shareholders for the year ended December 31, 2008, is here incorporated by reference.

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 21 in the registrant’s annual report to shareholders for the year ended December 31, 2008, is here incorporated by reference.

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 13 and 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2008, is here incorporated by reference.

ITEM 8.      Financial Statements and Supplementary Data.

        The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 23 through 29, and the quarterly results of operations on page 51 in the registrant’s annual report to shareholders for the year ended December 31, 2008, are here incorporated by reference.

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

ITEM 9A.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

        The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2008 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)	Management’s Report on Internal Controls over Financial Reporting.

        As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 22 of the registrant’s annual report to shareholders for the year ended December 31, 2008, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2008, its system of internal control over financial reporting was effective.

(c)	Changes in Internal Controls.

        During the quarter ended December 31, 2008, there were no significant changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2008.

ITEM 9B.      Other Information.

         None.

PART III

ITEM 10.      Directors and Executive Officers of the Registrant.

        The information under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 27, 2009, is here incorporated by reference.

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

ITEM 11.      Executive Compensation.

        Information contained under the captions “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 27, 2009, is here incorporated by reference.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 27, 2009, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. We had the following equity compensation plans at December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A

Plan Category	(A)	(B)	(C)

Equity compensation
plans approved by
security holders	486,242	$19.90	222,413

Equity compensation
plans not approved by
security holders	0	0	0

Total	486,242	$19.90	222,413

        These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

        The information under the captions “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 27, 2009, is hereby incorporated by reference.

ITEM 14.      Principal Accountant Fees and Services.

        The information set forth under the heading “Relationship with Independent Registered Public Accounting Firm” on page 21 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 27, 2009, is hereby incorporated by reference.

ITEM 15.      Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

        The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2008, in Item 8:

Statement or Report	Page Number in Annual Report

Reports of Independent Registered Public Accounting Firms	23-24
Consolidated Balance Sheets as of December 31, 2008 and 2007	25
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2008, 2007, and 2006	26
Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2008, 2007, and 2006	27
Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007, and 2006	28-29
Notes to Consolidated Financial Statements	29-51

        The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2008.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 23, 2009.

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

Signature	Date

/s/ Thomas D. Dickinson ——————————————————— Thomas D. Dickinson	February 23, 2009

/s/ David W. Fultz ——————————————————— David W. Fultz	February 23, 2009

/s/ Jeff A. Gardner ——————————————————— Jeff A. Gardner	February 23, 2009

/s/ William E. Goggin ——————————————————— William E. Goggin	February 23, 2009

/s/ Edward B. Grant ——————————————————— Edward B. Grant	February 23, 2009

/s/ David D. Roslund ——————————————————— David D. Roslund	February 23, 2009

/s/ Samuel A. Smith ——————————————————— Samuel A. Smith	February 23, 2009

/s/ Thomas D. Dickinson ——————————————————— Thomas D. Dickinson	February 23, 2009

Number	Exhibit

3(a)	Articles of Incorporation of Firstbank Corporation, incorporated by reference to exhibit 3.1 to the Firstbank Corporation Registration Statement on Form S-4 filed on July 8, 2005, and to Exhibit 3.1 to the Firstbank Corporation Current Report on Form 8-k dated January 30. 2009.

3(b)	Bylaws. Previously filed as exhibit to the registrant’s Registration Statement on Form S-2 (Registration Current Report on Form 8-k dated January 30, 2009.

3(c)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated June 27, 2005. Here incorporated by reference.

10(b)*	Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995 (here incorporated by reference), as amended by the First Amendment dated May 26, 1998, the First Amendment dated March 26, 2001, the Second Amendment dated May 28, 2002, and the Third Amendment dated November 29, 2004, each of which is filed herewith.

10(c)*	Trust under Deferred Compensation Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995 (here incorporated by reference), as amended by the First Amendment dated May 28, 2002, and the Second Amendment dated February 23, 2004, each of which is filed herewith.

10(d)*	Stock Option and Restricted Stock Plan of 1993. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 26, 1993. Here incorporated by reference.

10(e)*	Stock Option and Restricted Stock Plan of 1997. Previously filed as an appendix to the registrant’s definitive proxy statement for its annual meeting of shareholders held April 28, 1997. Here incorporated by reference.

10(f)*	2006 Stock Compensation Plan. Previously filed as Appendix A to registrant’s proxy statement dated March 13, 2006. Here incorporated by reference.

10(g)	Employee Stock Purchase Plan of 1999. Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999. Here incorporated by reference.

10(h)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(i)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant's annual report on Form 10-K for the year ended December 31, 2005.

10(j)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant's report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(k)*	Form of Restricted Stock Agreement for 2006 Stock Compensation Plan. Previously filed as exhibit 10.2 to registrant’s report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(l)*	Employment Agreement between Firstbank Corporation, Firstbank – West Michigan and James D. Fast dated February 1, 2007. Incorporated by reference to exhibit B to exhibit 2.1 to the Firstbank Corporation Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2007.

10(m)*	Form of waiver executed by the Corporation and each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Dale A. Peters, and James E. Wheeler II effective January 30, 2009, incorporated by reference to Exhibit 10.3 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

10(n)	Warrant, dated January 30, 2009, to purchase shares of Common Stock of Firstbank Corporation, incorporated by reference to Exhibit 4.2 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

10(o)	Letter Agreement, dated as of January 30, 2009, between Firstbank Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement—Standard Terms attached thereto, incorporated by reference to Exhibit 10.1 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

13	2008 Annual Report to Shareholders. (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing). This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement relating to the April 27, 2009 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

23.2	Consent of Crowe Horwath LLP - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.