Form 10-Q
period 2009-03-31
FIRSTBANK CORP
filed 2009-05-11
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer           Accelerated filer   X        Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   X

Common stock outstanding at April 30, 2009: 7,638,759 shares.

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

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Dollars in thousands)
UNAUDITED

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$24,759	$33,050
Short term investments	47,315	30,662
Total Cash and Cash Equivalents	72,074	63,712

Trading account securities	93	222
Securities available for sale	104,544	112,873
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	5,071	1,408
Loans, net of allowance for loan losses of $14,128 at March 31, 2009
and $14,594 at December 31, 2008	1,121,311	1,143,630
Premises and equipment, net	26,396	26,941
Acquisition goodwill	35,603	35,603
Other intangibles	3,636	3,881
Accrued interest receivable and other assets	37,143	27,986

TOTAL ASSETS	$1,414,955	$1,425,340

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$142,862	$149,179
Interest bearing accounts:
Demand	229,827	223,526
Savings	161,554	154,015
Time	501,806	520,194
Total Deposits	1,036,049	1,046,914

Securities sold under agreements to repurchase and overnight borrowings	43,671	52,917
Federal Home Loan Bank advances	133,906	155,921
Notes Payable	82	6,353
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	17,222	12,168
Total Liabilities	1,267,014	1,310,357

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,707	0
Common stock; 20,000,000 shares authorized, 7,630,637 shares issued
and outstanding (7,580,298 at December 31, 2008)	113,663	113,411
Common stock warrants; 578,948 issued and outstanding	288	0
Retained earnings	1,164	686
Accumulated other comprehensive income	119	886
Total Shareholders' Equity	147,941	114,983

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,414,955	$1,425,340

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2009 AND 2008
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2009	2008
Interest Income:
Interest and fees on loans	$17,624	$19,755
Securities
Taxable	746	1,039
Exempt from Federal Income Tax	332	353
Short term investments	30	91
Total Interest Income	18,732	21,238
Interest Expense:
Deposits	5,168	7,089
FHLB advances and other	1,521	2,137
Subordinated Debt	442	548
Total Interest Expense	7,131	9,774
Net Interest Income	11,601	11,464
Provision for loan losses	1,588	816
Net Interest Income after provision for loan losses	10,013	10,648
Non-interest Income:
Gain on sale of mortgage loans	2,373	1,142
Service charges on deposit accounts	1,083	1,168
Gain/(loss) on trading account securities	(129)	(13)
Gain/(loss) on securities, including other than temporary impairment	(57)	129
Mortgage servicing, net of amortization	(352)	(123)
Other	279	628
Total Non-interest Income	3,197	2,931
Non-interest Expense:
Salaries and employee benefits	5,630	5,847
Occupancy and equipment	1,727	1,749
Amortization and impairment of intangibles	245	281
FDIC insurance premium	371	113
Other	3,254	2,718
Total Non-interest Expense	11,227	10,708

Income before federal income taxes	1,983	2,871
Federal income taxes	470	721

NET INCOME	$1,513	$2,150

Preferred stock dividends	275	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,238	$2,150

Comprehensive Income	$746	$2,346

Basic Earnings Per Share	$0.16	$0.29

Diluted Earnings Per Share	$0.16	$0.29

Dividends Per Share	$0.10	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008
(Dollars in thousands)
UNAUDITED

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,513	$2,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,588	816
Depreciation of premises and equipment	717	775
Net amortization of security premiums/discounts	174	15
Loss on trading account securities	129	13
Loss/(Gain) on sale of securities	57	(129)
Amortization and impairment of intangibles	245	281
Stock option and stock grant compensation expense	37	53
Gain on sale of mortgage loans	(2,373)	(1,142)
Proceeds from sales of mortgage loans	112,655	50,362
Loans originated for sale	(113,945)	(47,733)
Deferred federal income tax expense/(benefit)	(2,150)	76
Increase in accrued interest receivable and other assets	(2,175)	(367)
Increase in accrued interest payable and other liabilities	4,780	271
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,252	5,441

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	0	1,035
Proceeds from maturities and calls of securities available for sale	28,978	41,175
Purchases of securities available for sale	(22,043)	(44,548)
Purchases of FHLB stock	0	(474)
Proceeds from sale of fixed assets	4	7
Net increase in portfolio loans	16,296	(8,378)
Net purchases of premises and equipment	(177)	(1,255)
NET CASH USED IN INVESTING ACTIVITIES	23,058	(12,438)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(10,866)	295
Increase/(decrease) in securities sold under agreements to repurchase and
other short term borrowings	(9,246)	6,489
Repayment of notes payable and other borrowings	(6,271)	(26)
Proceeds from issuance of other borrowings	0	76
Repayment of Federal Home Loan Bank borrowings	(41,015)	(8,013)
Proceeds from Federal Home Loan Bank borrowings	19,000	16,500
Issuance of preferred stock, net	32,707	0
Issuance of common stock, net	210	425
Issuance of common stock warrants	293	0
Cash dividends-preferred stock	0	0
Cash dividends-common stock	(760)	(1,668)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(15,948)	14,078

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,362	7,081
Cash and cash equivalents at beginning of period	63,712	45,529
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,074	$52,610

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Three Months Ended March 31,
	2009	2008
Supplemental Disclosure
Interest Paid	$7,281	$9,305
Income Taxes Paid	$0	$0
Non cash transfers of loans to Other Real Estate Owned	$4,435	$757

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

Effect of Newly Issued Accounting Standards

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interest in Consolidated Financial Statements” – an amendment of ARB No. 51. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement further requires that sufficient disclosures clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The standard is effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of FASB 160 will not have a material effect on our financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised), “Business Combinations”. This statement prescribes changes to the method of accounting for acquisitions. All assets and liabilities acquired are to be adjusted to fair value at the acquisition date. Costs are to be expensed rather than capitalized. Restructuring costs that the acquirer expects to incur are expensed rather than set up as a liability at the date of acquisition. The standard is effective for fiscal years beginning after December 15, 2008. We have determined that the adoption of FASB 141 (Revised) will not have an effect on our financial statements, but will result in a difference in the costs if an acquisition were completed after the effective date.

Effect of Newly Issued but not yet Effective Accounting Standards

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurement and impairments of securities:

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement No. 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP No. 157-4 are effective for the interim period effective June 30, 2009. We do not anticipate that this statement will have a significant effect on the results of the company.

FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for those financial instruments not measured on the balance sheet at fair value. The provisions of FSP No. 107-1 and APB 28-1 are effective for the interim period effective June 30, 2009. We do not anticipate that this statement will have a significant effect on the results of the company

FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The provisions of FSP No. 115-2 and 124-2 are effective for the interim period effective June 30, 2009. We do not anticipate that this statement will have a significant effect on the results of the company

NOTE 2 – GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2009	2008
Balance at January 1	$35,603	$34,421
Goodwill from acquisitions	0	42
Reclassification of other intangibles to goodwill	0	882
Balance at March 31	$35,603	$35,345

Amounts shown as reclassification to goodwill relates to the acquisition of Firstbank – Lakeview which had previously been reported as other intangible assets. Goodwill from acquisitions relates to the purchase of ICNB Financial Corporation.

NOTE 3 — NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonperforming loans:
Nonaccrual loans	$18,756	$19,582
Loans 90 days or more past due and still accruing	4,434	4,982
Renegotiated loans	274	275
Total nonperforming loans	$23,464	$24,839

Property from defaulted loans	$8,759	$5,382

Nonperforming loans as a percent of total loans*	2.07%	2.14%
Nonperforming loans plus Other Real Estate as a percent of total	2.82%	2.60%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	2.28%	2.12%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three months ended March 31,
	2009	2008
Balance at beginning of period	$14,594	$11,477
Charge-offs	(2,148)	(1,009)
Recoveries	94	266
Net charge-offs	(2,054)	(743)
Provision for loan losses	1,588	816
Balance at end of period	$14,128	$11,550

Average total loans* outstanding during the period	$1,149,169	$1,129,710
Allowance for loan loss as a percent of total loans*	1.24%	1.01%
Allowance for loan loss as a percent
of nonperforming loans	60%	82%
Net Charge-offs^ as a percent of average loans*	0.71%	0.26%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table’s present information about our assets measured at fair value on a recurring basis at March 31, 2009, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Securities available for sale	$95,587	$1,089	$7,868	$104,544
Federal Home Loan Bank stock	-	$9,084	-	$9,084
Trading securities	$93	-	-	$93

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale
Balance at December 31, 2008	$7,880
Total realized and unrealized gains/(losses) included in income	0
Total unrealized gains/(losses) included in other comprehensive income	0
Net purchases, sales, calls and maturities	(12)
Net transfers in/out of Level 3	0
Balance at March 31, 2009	$7,868

The Level 3 assets that were held at March 31, 2009 are carried at historical cost unless a better fair value can be determined. During the period, $12,000 of these securities paid down.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities, and other like assets. We carry local municipal securities at historical cost, which approximates fair value, unless economic conditions for the municipalities changes to a degree requiring a valuation adjustment.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the period ended March 31, 2009
Impaired loans accounted for under FAS 114	$14,173	-	-	$14,173	$(1,451)

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $1.5 million in losses indicated in the table above were charged to the allowance for loan losses.

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended March 31,
(Dollars in Thousands Except per Share Data)	2009	2008
Earnings per share
Net income	$1,513	$2,150
Preferred dividends	275	0
Income available to common shareholders	$1,238	$2,150
Weighted average common shares outstanding	7,595,000	7,417,000

Basic Earnings per Share	$0.16	$0.29

Earnings per share assuming dilution
Net income	$1,513	$2,150
Preferred dividends	275	0
Income available to common shareholders	$1,238	$2,150
Weighted average common shares outstanding	7,595,000	7,417,000
Add dilutive effect of assumed exercises of options	0	0
Weighted average common and dilutive potential
common shares outstanding	7,595,000	7,417,000

Diluted Earnings per Share	$0.16	$0.29

Stock options and stock warrants for 485,601 and 578,947 shares, respectively, for the three month period of 2009, and stock options for 481,330 shares for the three month period of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Events Occurring in the First Quarter 2009

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

Subsequent Events

Evaluation of risk and potential for loss within the banks’ loan portfolios is a continuous process involving many judgments about future developments. During times of unusually high volatility in economic conditions and other factors that affect the financial well-being of creditors, it is not uncommon for new information and new assessments to surface at any time. Subsequent to March 31, 2009, information and assessments are coming to light in certain affiliate banks of Firstbank Corporation and within both the national and Michigan economies that, as they are reviewed and analyzed, may indicate the need for increased levels of charge-off of certain loan balances and perhaps additional provision expense. Such amounts are not known at the time of filing this Quarterly Report on Form 10-Q.

Financial Condition

The Michigan and national economies continued to struggle during the first quarter. Michigan continues to have one of the highest unemployment rates in the nation, with rising foreclosures and slowing demand for manufactured products. Despite these negative trends, we have maintained respectable core profitability and favorable asset quality measures compared with peer banks. Non performing assets continued to increase during the quarter with additional loans moving to non accrual status and other real estate owned. We believe nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Total assets decreased $10.4 million, or 0.7%, during the first three months of 2009. Cash and cash equivalents decreased $8.4 million, or 13.1%. Securities available for sale were lower, decreasing $8.3 million, or 7.4%, from December 31, 2008. Total portfolio loans decreased $22.8 million, or 2.0%, during the first three months of 2009. Average total loans were 0.4% lower in the first quarter of 2009 when compared with the fourth quarter of 2008.

Residential mortgages decreased $7.8 million, or 1.9% from year end 2008. However, historically low rates on residential mortgages have provided us the opportunity to refinance loans and increase our gains on sale of mortgages substantially. Real estate construction loans also decreased $12.5 million, or 12.2%. Commercial and commercial real estate loans were $256 thousand, or 0.1%, higher, than December 31, 2008.

Net charge-offs of loans were $2.1 million in the first quarter of 2009 compared to $743,000 in the first three months of 2008 and $1.1 million in the fourth quarter of 2008. The ratio of net charge-offs of loans (annualized) to average loans was 0.71% in the first quarter of 2009 compared to 0.26% in the same period of 2008 and 0.39% in the fourth quarter of 2008. The charge offs in the current quarter include one large charge off of $1.2 million at Firstbank-West Michigan, which was specifically reserved for in 2008.

At March 31, 2009, the allowance as a percentage of average outstanding loans was 1.24% compared with 1.02% at the same point a year earlier and 1.26% at year end 2008. Non-performing loans as a percent of total loans was 2.04% at March 31, 2009, compared with 1.27% a year earlier, and 2.14% at year end 2008. Nonperforming loans decreased $1.4 million from year end, and other real estate owned increased $3.4 million compared with year end numbers, due primarily to a single loan in the amount of $3.2 million being placed into OREO during the quarter. Our overall asset quality has always been considered one of the strengths of our banking franchise and has allowed us to maintain favorable asset quality measures relative to competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale were down by $8.3 million or 7.4% in the first three months of 2009, primarily due to a $9.9 million decrease in agency backed securities. We held $1.1 million of auction rate securities at March 31, 2009 compared with $4.0 million at year end 2008. This portfolio had reached a peak at the end of the first quarter of 2008 of $9.4 million. In the third and fourth quarters of 2008, we wrote down $5.3 million of auction rate securities through an other-than-temporary-impairment charge. During the first quarter of 2009, the additional reduction in auction rate securities was primarily due to the conversion of $1.7 million of these securities to preferred stock. Additionally, $1.2 million of market value adjustments were recorded in the first quarter through other comprehensive income.

Total deposits increased $10.9 million, or 1.0% when compared with year end balances. Within the deposit base, non-interest bearing demand account balances decreased $6.3 million or 4.2%, interest bearing demand account balances increased $6.3 million, or 2.8%, savings balances increased $7.5 million, or 4.9%, and time balances decreased $18.4 million, or 3.5%. Within time balances, wholesale CDs were $18.6 million lower than year end, while core market CDs were nearly unchanged. These changes resulted from normal season fluctuations and customer preferences, other than Wholesale CD’s which were allowed to mature without replacement because the funds were not needed to support earning assets.

For the nine month period ended March 31, 2009, securities sold under agreements to repurchase and overnight borrowings decreased $9.2 million, or 17.5%, due to normal fluctuations in customer cash flows, and in some cases, customer preference toward our repurchase sweep program. Federal Home Loan Bank advances and notes payable were down $28.3 million, or 17.4% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement.

Total shareholders’ equity increased $33.0 million, or 28.7%, during the first three months of 2009. Net income of $1.5 million and common and preferred stock issuances of $32.9 million increased shareholders’ equity, while common and preferred stock dividends of $1.0 million decreased shareholders’ equity. Common stock issuance was primarily related to shares issued through dividend reinvestment while preferred stock issuance arose from the Corporation’s participation in the CPP. Of the total CPP proceeds of $33 million, initially $32.7 million was allocated to preferred stock and $293,000 was allocated to the warrants (included in capital surplus) based on the relative fair value of each. The CPP proceeds will be used in the near-term to paydown wholesale funding and expand lending in the long-term. The per share book value of shareholders’ common equity was $15.10 at March 31, 2009, decreasing from $15.17 at December 31, 2008. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $9.96 at the end of the first quarter of 2009, compared with $9.96 at year end 2008. Shareholders’ common equity per share calculations exclude preferred stock of $32.7 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk-Based Capital
Capital Balances at March 31, 2009	$111,694	$111,694	$156,421
Required Regulatory Capital	$56,369	$43,671	$87,342
Capital in Excess of Regulatory Minimums	$55,325	$68,023	$69,079

Capital Ratios at March 31, 2009	7.93%	10.23%	14.33%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2009. At the end of the first quarter our total risk based capital ratio was 14.33% compared with 11.06% at year end 2008. Tier 1 capital and tier 1 leverage ratios were 10.23% and 7.93% compared with 10.00% and 8.08% at year end 2008. The increase in capital is a result of proceeds of $33 million from our participation in the Treasury’s Capital Purchase Program, which consisted of the issuance to the Treasury of 33,000 shares of preferred stock at a par value of $1,000 per share and warrants to purchase up to 578,948 shares of our common stock for an initial exercise price of $8.55 per share. We continue to monitor our capital position while maintaining all of our affiliate banks at well capitalized levels.

Results of Operations

Three Months Ended March 31, 2009

For the first quarter of 2009, net income was $1,513,000, basic and diluted earnings per share were $0.16, compared with $2,150,000, and $0.29 basic and diluted per share for the first quarter of 2008, and a net loss of $2,460,000, ($0.33) basic and diluted earnings per share, for the fourth quarter of 2008. After preferred stock dividends of $275,000, net income available to shareholders was $1,238,000 in the current quarter. This year’s first quarter was heavily impacted by a $1.6 million charge to loan loss provision. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan.

Average earning assets increased $57.5 million, or 4.6%, when the first quarter of 2009 is compared to the same quarter a year ago. Compared with the previous quarter, earning assets increased $26.4 million, or 2.1%. The yield on earning assets decreased 106 basis points, to 5.87%, for the quarter ended March 31, 2009, compared to 6.93% for the same quarter a year ago, and was 46 basis points lower when compared with the quarter ended December 31, 2008. The cost of funding related liabilities also decreased, falling 92 basis points when comparing this year’s first quarter to the same period a year ago, from 3.13% in 2008, to 2.21% in 2009. Compared with prior quarter, the cost of funding related liabilities fell by 29 basis points. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 14 basis points from last year’s first quarter to 3.66% in the current quarter, and 16 basis points when compared to the previous quarter. Net interest income increased $137,000 to $11.6 million in the first quarter of 2009 compared with the same period of 2008, primarily due to the $57.5 million increase in average earning assets compared with the year ago quarter. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the first quarter, interest reversals associated with loans moving to nonaccrual status were $176,000 compared with $223,000 in the fourth quarter of 2008.

The provision for loan losses increased $772,000 when the first quarter of 2009 is compared to the same quarter of 2008. Provision for loan losses was $1.6 million in this year’s first quarter compared with a provision for loan losses of $816,000 in the fourth quarter of 2008. In the first quarter of 2009 we continued to identify loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our nine banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.2 million in the first quarter, compared with $2.9 million in the first quarter of 2008 and ($1.8) million in the fourth quarter of 2008. Compared with 2008‘s first quarter, mortgage gains were higher by $1.2 million, primarily due to an increase in mortgage refinancing resulting from a historically low rate environment, while deposit fees fell by $85,000. Also reducing non-interest income in the current quarter were losses on trading account securities of $129,000 and write-offs of mortgage servicing rights of $352,000. Other income also fell $349,000 compared with the previous year.

Total non-interest expense increased $519,000, or 4.8%, when comparing the three month periods ended March 31, 2009 and 2008 and was largely due to a $536,000 increase in other operating expenses caused by OREO expenses and writedowns. Compared with the fourth quarter of 2008, non-interest expense decreased $43,000, with a $358,000 decrease in other operating expenses more than offsetting a $191,000 increase in FDIC insurance premiums. Within the salary and employee benefits area, salaries were $186,000 higher than the fourth quarter and benefits decreased $76,000 mainly due to lower group health care costs.

Federal Income tax expense was $470,000 in the first quarter of 2009, compared with $721,000 in the first quarter last year and a tax benefit of $1.6 million in the fourth quarter of 2008. Our tax effective rate was 23.70% in this year’s first quarter, compared with 25.11% in last year’s first quarter.

Liquidity

At March 31, 2009, we have adequate sources of liquidity to meet our needs. Compared with year end, cash and cash equivalents increased $8.4 million primarily from loan paydowns of $16.3 million, net investment securities maturities of $6.9 million and the issuance of preferred stock of $33.0 million. Partially offsetting these sources of funds was the net paydown of FHLB advances of $22.0 million, deposit runoff of $10.9 million, and a reduction of $15.5 million in other wholesale funding sources.

Our banks maintain access to immediately available funds through federal funds lines at our primary correspondent bank, and the Federal Home Loan Bank of Indianapolis, with aggregate available limits of $18 million and $52 million, respectively. In addition, all six of our affiliates are approved to borrow overnight funds through the Federal Reserve’s discount window. Each of our six affiliates can access funds through the brokered CD markets.

In addition to the funds available directly to our affiliate banks, Firstbank Corporation has a $6 million line of credit which could be drawn upon to augment bank level needs if necessary. As of March 31, there was no balance outstanding on the line of credit.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2008 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 14 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 15 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 13 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2008, is here incorporated by reference. Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2008. Also referenced here is information under the heading “Item 1A. Risk Factors” on page 14 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2008.

We face market risk to the extent that both earnings and the fair values of our financial instruments are affected by changes in volatility, market perceptions of credit risk and interest rates. We manage this risk with static GAP analysis and simulation modeling. We do not believe that there has been a material change in the nature of our primary market risk exposures, including the categories of market risk to which we are exposed and the particular markets that present the primary risk of loss to the Corporation. As of the date of this Form 10-Q quarterly report, we do not know of nor expect there to be any material change in the general nature of our primary market risk exposure in the near term.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 7, 2009, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2009 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2009, we have remaining authority to repurchase $3.2 million of our common stock under plans previously approved by the board of directors. We have not repurchased any shares during the first three months of this year.

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

Date: May 7, 2009 Date: May 7, 2009	FIRSTBANK CORPORATION
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