Form 10-Q
period 2009-06-30
FIRSTBANK CORP
filed 2009-08-07
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

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
Yes    X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer         Accelerated filer    X     Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No    X

Common stock outstanding at July 31, 2009: 7,671,776 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 20

Item 4.	Controls and Procedures	Page 21

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 22

Item 4.	Submission of Matters to a Vote of Security Holders	Page 22

Item 5.	Other Information	Page 22

Item 6.	Exhibits	Page 23

SIGNATURES		Page 23

EXHIBIT INDEX		Page 24

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands)
UNAUDITED

	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$39,653	$33,050
Short term investments	52,497	30,662

Total Cash and Cash Equivalents	92,150	63,712

Trading account securities	109	222
Securities available for sale	107,982	112,873
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	2,676	1,408
Loans, net of allowance for loan losses of $16,668 at June 30, 2009
and $14,594 at December 31, 2008	1,113,314	1,143,630
Premises and equipment, net	25,616	26,941
Acquisition goodwill	35,513	35,603
Other intangibles	3,384	3,881
Accrued interest receivable and other assets	36,302	27,986

TOTAL ASSETS	$1,426,130	$1,425,340

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$165,574	$149,179
Interest bearing accounts:
Demand	226,078	223,526
Savings	162,879	154,015
Time	501,654	520,194

Total Deposits	1,056,185	1,046,914

Securities sold under agreements to repurchase and overnight borrowings	44,163	52,917
Federal Home Loan Bank advances	127,814	155,921
Notes Payable	0	6,353
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	13,953	12,168

Total Liabilities	1,278,199	1,310,357

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,707	0
Common stock; 20,000,000 shares authorized, 7,669,227 shares issued
and outstanding ( 7,580,298 at December 31, 2008 )	113,972	113,411
Common stock warrants; 578,948 issued and outstanding	281	0
Retained earnings	50	686
Accumulated other comprehensive income	921	886

Total Shareholders' Equity	147,931	114,983

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,426,130	$1,425,340

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2009 AND 2008
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,

	2009	2008

Interest Income:
Interest and fees on loans	$17,504	$19,031
Securities
Taxable	648	945
Exempt from Federal Income Tax	321	349
Short term investments	23	86

Total Interest Income	18,496	20,411
Interest Expense:
Deposits	4,819	6,431
FHLB advances and other	1,419	1,962
Subordinated Debt	402	501

Total Interest Expense	6,640	8,894
Net Interest Income	11,856	11,517
Provision for loan losses	5,276	3,465

Net Interest Income after provision for loan losses	6,580	8,052
Non-interest Income:
Gain on sale of mortgage loans	3,109	565
Service charges on deposit accounts	1,122	1,256
Gain/(loss) on trading account securities	16	(160)
Gain/(loss) on securities, including other than temporary impairment	357	(67)
Mortgage servicing, net of amortization	(191)	131
Other	715	622

Total Non-interest Income	5,128	2,347
Non-interest Expense:
Salaries and employee benefits	5,551	5,523
Occupancy and equipment	1,529	1,740
Amortization and impairment of intangibles	245	281
FDIC insurance premium	1,155	103
Other	3,460	2,672

Total Non-interest Expense	11,940	10,319

Income before federal income taxes	(232)	80
Federal income taxes	(294)	(212)

NET INCOME	$62	$292

Preferred stock dividends	413	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(351)	$292

Comprehensive Income	$864	$(352)

Basic Earnings Per Share	$(0.04)	$0.04

Diluted Earnings Per Share	$(0.04)	$0.04

Dividends Per Share	$0.10	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2009 AND 2008
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,

	2009	2008

Interest Income:
Interest and fees on loans	$35,128	$38,786
Securities
Taxable	1,394	1,984
Exempt from Federal Income Tax	653	702
Short term investments	53	177

Total Interest Income	37,228	41,649
Interest Expense:
Deposits	9,987	13,520
FHLB advances and other	2,940	4,099
Subordinated Debt	844	1,049

Total Interest Expense	13,771	18,668
Net Interest Income	23,457	22,981
Provision for loan losses	6,864	4,281

Net Interest Income after provision for loan losses	16,593	18,700
Non-interest Income:
Gain on sale of mortgage loans	5,482	1,707
Service charges on deposit accounts	2,205	2,424
Gain/(loss) on trading account securities	(113)	(173)
Gain/(loss) on securities, including other than temporary impairment	300	62
Mortgage servicing, net of amortization	(543)	8
Other	994	1,275

Total Non-interest Income	8,325	5,303
Non-interest Expense:
Salaries and employee benefits	11,181	11,370
Occupancy and equipment	3,256	3,489
Amortization and impairment of intangibles	490	562
FDIC insurance premium	1,526	216
Other	6,714	5,415

Total Non-interest Expense	23,167	21,052
Income before federal income taxes	1,751	2,951
Federal income taxes	176	509

NET INCOME	$1,575	$2,442

Preferred stock dividends	688	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$887	$2,442

Comprehensive Income	$1,610	$1,798

Basic Earnings Per Share	$0.12	$0.33

Diluted Earnings Per Share	$0.12	$0.33

Dividends Per Share	$0.20	$0.45

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008
(Dollars in thousands)
UNAUDITED

	Six months ended June 30,

	2009	2008

OPERATING ACTIVITIES
Net income	$1,575	$2,442
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	6,864	4,281
Depreciation of premises and equipment	1,396	1,586
Net amortization of security premiums/discounts	405	13
Loss on trading account securities	173	113
Loss/(Gain) on sale of securities	300	(62)
Amortization and impairment of intangibles	245	562
Stock option and stock grant compensation expense	74	107
Gain on sale of mortgage loans	(5,482)	(1,707)
Proceeds from sales of mortgage loans	246,035	73,751
Loans originated for sale	(241,821)	(70,510)
Deferred federal income tax expense/(benefit)	(1,479)	(1,237)
Increase in accrued interest receivable and other assets	(789)	2,198
Increase in accrued interest payable and other liabilities	1,579	(2,221)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,015	9,376

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	3,598	2,335
Proceeds from maturities and calls of securities available for sale	48,409	80,414
Purchases of securities available for sale	(47,768)	(75,711)
Purchases of FHLB stock	0	(659)
Proceeds from sale of fixed assets	267	7
Net increase in portfolio loans	17,729	(36,464)
Net purchases of premises and equipment	(339)	(1,998)

NET CASH USED IN INVESTING ACTIVITIES	21,896	(32,076)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	9,270	2,316
Increase/(decrease) in securities sold under agreements to
repurchase and other short term borrowings	(8,754)	5,927
Repayment of notes payable and other borrowings	(6,353)	(27)
Proceeds from issuance of other borrowings	0	(3,076)
Repayment of Federal Home Loan Bank borrowings	(70,107)	(15,161)
Proceeds from Federal Home Loan Bank borrowings	42,000	30,000
Issuance of preferred stock, net	32,707	0
Issuance of common stock, net	475	948
Issuance of common stock warrants	281	0
Amortization of common stock warrants	12	0
Cash dividends-preferred stock	(481)	0
Cash dividends-common stock	(1,523)	(3,344)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(2,473)	23,735

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,438	1,035
Cash and cash equivalents at beginning of period	63,712	45,529

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,150	$46,564

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Six months ended June 30,

	2009	2008

Supplemental Disclosure
Interest Paid	$14,297	$19,075
Income Taxes Paid	$1,415	$1,775
Non cash transfers of loans to Other Real Estate Owned	$5,723	$2,127

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
UNAUDITED

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

Effect of Newly Issued Accounting Standards

In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurement and impairments of securities:

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement No. 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The provisions of FSP No. 157-4 are effective for the interim period effective June 30, 2009. The adoption of this standard did not have a significant effect on the results of the company.

FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for those financial instruments not measured on the balance sheet at fair value. The provisions of FSP No. 107-1 and APB 28-1 are effective for the interim period effective June 30, 2009. The adoption of this standard did not have a significant effect on the results of the company.

FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The provisions of FSP No. 115-2 and 124-2 are effective for the interim period effective June 30, 2009. The adoption of this standard did not have a significant effect on the results of the company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principals as those that currently exist in the auditing standards. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for interim and annual periods after June 15, 2009. The Company has complied with the disclosure requirements.

Effect of Newly Issued but not yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)". The standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier adoption of SFAS No. 167 is prohibited. The Company is currently evaluating the effect the adoption of SFAS No. 167 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This standard will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by all nongovernmental entities. Rule and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of SFAS No. 168 beginning in the third quarter of 2009.

In accordance with SFAS No. 165, “Subsequent Events”, we have evaluated subsequent events through August 6, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 2 – GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)

	2009	2008

Balance at January 1	$35,603	$34,421
Write-off of goodwill from branch sale	(90)	0
Goodwill from acquisitions	0	252
Reclassification of other intangibles to goodwill	0	880

Balance at June 30	$35,513	$35,553

The $90,000 write-off of goodwill relates to the sale of our Auburn branch. The sale transaction in its entirety resulted in a modest gain on sale over and above the amount of the goodwill write-off. Amounts shown as reclassification to goodwill relates to the acquisition of Firstbank – Lakeview which had previously been reported as other intangible assets. Goodwill from acquisitions relates to the purchase of ICNB Financial Corporation.

NOTE 3 – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Nonperforming loans:
Nonaccrual loans	$23,119	$19,582
Loans 90 days or more past due and still accruing	3,056	4,982
Renegotiated loans	272	275

Total nonperforming loans	$26,447	$24,839

Property from defaulted loans	$9,357	$5,382

Nonperforming loans as a percent of total loans*	2.34%	2.14%
Nonperforming loans plus Other Real Estate as a percent of total	3.14%	2.60%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	2.51%	2.12%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Balance at beginning of period	$14,128	$11,550	$14,594	$11,447
Charge-offs	(2,955)	(2,928)	(5,103)	(3,916)
Recoveries	219	241	313	486

Net charge-offs	(2,735)	(2,688)	(4,790)	(3,430)
Provision for loan losses	5,276	3,465	6,864	4,281

Balance at end of period	$16,668	$12,328	$16,668	$12,328

Average total loans* outstanding during the period	$1,137,106	$1,142,324	$1,143,138	$1,136,477
Allowance for loan loss as a percent of total loans*	1.48%	1.07%	1.48%	1.07%
Allowance for loan loss as a percent
of nonperforming loans	63%	69%	63%	69%
Net Charge-offs^ as a percent of average loans*	0.96%	0.94%	0.84%	0.60%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$92,150	$92,150	$63,712	$63,712
Trading Account Securities	109	109	222	222
Securities available for sale	107,982	107,982	112,873	112,873
Federal Home Loan Bank stock	9,084	9,084	9,084	9,084
Loans held for sale	2,676	2,676	1,408	1,461
Loans, net	1,113,314	1,113,231	1,143,630	1,149,175
Accrued interest receivable	5,028	5,028	5,255	5,255
Financial Liabilities:
Deposits	(1,056,185)	(1,045,105)	(1,046,914)	(1,048,661)
Securities sold under agreements
to repurchase and overnight
borrowings	(44,163)	(44,163)	(52,917)	(52,917)
Federal Home Loan Bank advances	(127,814)	(133,168)	(155,921)	(155,921)
Notes payable	0	0	(6,353)	(6,355)
Accrued interest payable	(2,498)	(2,498)	(2,755)	(2,755)
Subordinated Debentures	(36,084)	(38,695)	(36,084)	(39,971)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at June 30, 2009 and December 31, 2008.

The following table’s present information about our assets measured at fair value on a recurring basis at June 30, 2009, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009

Securities available for sale	$99,060	$1,027	$7,895	$107,982
Federal Home Loan Bank stock	-	$9,084	-	$9,084
Trading securities	$109	-	-	$109

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale

Balance at December 31, 2008	$7,880
Total realized and unrealized gains/(losses) included in income	0
Total unrealized gains/(losses) included in other comprehensive income	0
Net purchases, sales, calls and maturities	15
Net transfers in/out of Level 3	0

Balance at June 30, 2009	$7,895

The Level 3 assets that were held at June 30, 2009 are carried at historical cost unless a better fair value can be determined.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the period ended June 30, 2009

Impaired loans accounted for	$18,159	-	-	$18,159	$(3,602)
under FAS 114

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $3.6 million in losses indicated in the table above were charged to the allowance for loan losses.

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Earnings per share
Net income	$62	$292	$1,575	$2,442
Preferred dividends	413	0	688	0

Income available to common shareholders	$(351)	$292	$887	$2,442
Weighted average common shares outstanding	7,644,000	7,452,000	7,620,000	7,435,000

Basic Earnings per Share	$(0.05)	$0.04	$0.11	$0.33

Earnings per share assuming dilution
Net income	$62	$292	$1,575	$2,442
Preferred dividends	413	0	688	0

Income available to common shareholders	$(351)	$292	$887	$2,442
Weighted average common shares outstanding	7,644,000	7,452,000	7,620,000	7,435,000
Add dilutive effect of assumed exercises of options	0	0	0	0

Weighted average common and dilutive potential	7,644,000	7,452,000	7,620,000	7,435,000
common shares outstanding

Diluted Earnings per Share	$(0.04)	$0.04	$0.12	$0.33

Stock options and stock warrants for 481,396 and 578,947 shares, respectively, for the three month and six month period of 2009, and stock options for 484,520 shares for the three and six month periods of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch (including its wholly owned subsidiaries: 1st Armored, Inc., 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC), Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Events Occurring in the Second Quarter 2009

In the second quarter of 2009, the FDIC assessed a special charge to all banks to help with the costs of resolving bank failures across the country. The total amount of the special assessment to Firstbank was $642,000, increasing the total FDIC insurance premium to $1.2 million for the quarter. Also, as a result of our continued concern about economic conditions in Michigan, we booked a loan loss provision of $5.3 million in the quarter. This replenished the reserve for current quarter net charge-offs of $2.7 million and built the reserve by an additional $2.5 million. Although there is a possibility that the FDIC may charge an additional special assessment in the future, loan charge-offs are not expected to recur at the same level.

Financial Condition

The Michigan and national economies continued to struggle during the second quarter. Michigan continues to have the highest unemployment rate in the nation, 15.2% as of June, with rising foreclosures and slowing demand for manufactured products. Despite these negative trends, we have maintained respectable core profitability and favorable asset quality measures compared with peer banks. Non performing assets continued to increase during the quarter with additional loans moving to non accrual status and other real estate owned. We believe nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Total assets increased $790,000, or 0.1%, during the first six months of 2009. Cash and cash equivalents increased $28.4 million, or 44.6%. Securities available for sale were lower, decreasing $5.0 million, or 4.4%, from December 31, 2008. Total portfolio loans decreased $28.2 million, or 2.4%, during the first six months of 2009. Average total loans were 1.4% lower in the second quarter of 2009 when compared with the fourth quarter of 2008.

Residential mortgages decreased $13.4 million, or 3.3% from year end 2008. However, historically low rates on residential mortgages during the first half of the year provided us the opportunity to refinance loans from our portfolio into the secondary market and increase our gains on sale of mortgages substantially. Real estate construction loans also decreased $14.5 million, or 14.1%. Commercial and commercial real estate loans were $2.5 million, or 0.4%, higher, than December 31, 2008.

Net charge-offs of loans were $2,736,000 in the second quarter of 2009 compared to $2,687,000 in the second three months of 2008 and $2,054,000 in the first quarter of 2009. The ratio of net charge-offs of loans (annualized) to average loans was 0.96% in the second quarter of 2009 compared to 0.94% in the same period of 2008 and 0.71% in the first quarter of 2009. The charge offs in the current quarter were largely within Firstbank-West Michigan and Keystone, which recorded charge-offs of $1,736,000 and $601,000, respectively, in the quarter.

At June 30, 2009, the allowance as a percentage of average outstanding loans was 1.48% compared with 1.07% at the same point a year earlier and 1.26% at year end 2008. Non-performing loans as a percent of total loans was 2.34% at June 30, 2009, compared with 1.56% a year earlier, and 2.14% at year end 2008. Nonperforming loans increased $1.6 million from year end, and other real estate owned increased $4.0 million compared with year end numbers. Despite the increase in these measures during the first half of 2009, our overall asset quality has always been considered one of the strengths of our banking franchise and has allowed us to maintain favorable asset quality measures relative to competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale were down by $5.0 million or 4.4% in the first six months of 2009, primarily due to a $6.9 million decrease in agency backed securities. We held $1.0 million of auction rate securities at June 30, 2009 compared with $4.0 million at year end 2008. This portfolio had reached a peak at the end of the first quarter of 2008 of $9.4 million. In the third and fourth quarters of 2008, we wrote down $5.3 million of auction rate securities through an other-than-temporary-impairment charge. During the first half of 2009, the additional reduction in auction rate securities was primarily due to the conversion of $2.1 million of these securities to preferred stock; of that figure, approximately $1.3 million were sold.

Total deposits increased $9.3 million, or 0.9% when compared with year end balances. Within the deposit base, non-interest bearing demand account balances increased $16.4 million or 11.0%, interest bearing demand account balances increased $2.6 million, or 1.1%, savings balances increased $8.9 million, or 5.8%, and time balances decreased $18.5 million, or 3.6%. Within time balances, wholesale CDs were $8.1 million lower than year end, while core market CDs were down $10.4 million. These changes resulted from normal season fluctuations and customer preferences, other than Wholesale CD’s which were allowed to mature without replacement.

For the six month period ended June 30, 2009, securities sold under agreements to repurchase and overnight borrowings decreased $8.8 million, or 16.5%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were down $34.5 million, or 21.2% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement.

Total shareholders’ equity increased $32.9 million, or 28.7%, during the first six months of 2009. Net income of $1.6 million and common and preferred stock issuances of $32.9 million increased shareholders’ equity, while common and preferred stock dividends of $2.0 million decreased shareholders’ equity. Common stock issuance was primarily related to shares issued through dividend reinvestment while preferred stock issuance arose from the Corporation’s participation in the Capital Purchase Program (CPP). Of the total CPP proceeds of $33 million, initially $32.7 million was allocated to preferred stock and $293,000 was allocated to the warrants (included in capital surplus) based on the relative fair value of each. The CPP proceeds will be used in the near-term to paydown wholesale funding and expand lending in the long-term. The per share book value of shareholders’ common equity was $15.02 at June 30, 2009, decreasing from $15.17 at December 31, 2008. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $9.95 at the end of the second quarter of 2009, compared with $9.96 at year end 2008. Shareholders’ common equity per share calculations exclude preferred stock of $32.7 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at June 30, 2009	$111,141	$111,141	$156,448
Required Regulatory Capital	$55,808	$43,886	$87,771
Capital in Excess of Regulatory Minimums	$55,333	$67,255	$68,677

Capital Ratios at June 30, 2009	7.97%	10.13%	14.26%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the second quarter of 2009. At the end of the second quarter our total risk based capital ratio was 14.26% compared with 11.06% at year end 2008. Tier 1 capital and tier 1 leverage ratios were 10.13% and 7.97% compared with 10.00% and 8.08% at year end 2008. The increase in capital is a result of proceeds of $33 million from our participation in the Treasury’s Capital Purchase Program, which consisted of the issuance to the Treasury of 33,000 shares of preferred stock at a par value of $1,000 per share and warrants to purchase up to 578,948 shares of our common stock for an initial exercise price of $8.55 per share. We continue to monitor our capital position while maintaining all of our affiliate banks at well capitalized levels.

Results of Operations

Three Months Ended June 30, 2009

For the second quarter of 2009, net income was $62,000, basic and diluted earnings per share were ($0.04), compared with $292,000, and $0.04 basic and diluted per share for the second quarter of 2008, and net income of $1,513,000, $0.16 basic and diluted earnings per share, for the first quarter of 2009. Negative earnings per share for the current quarter was due to payment of preferred stock dividends in the amount of $413,000. Net income available to shareholders was ($351,000) in the current quarter. This year’s second quarter was heavily impacted by a $5.3 million charge to loan loss provision, as well as a special FDIC assessment in the amount of $642,000 which increased the total quarterly FDIC insurance expense to $1.2 million. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $26.2 million, or 2.1%, when the second quarter of 2009 is compared to the same quarter a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve. Compared with the previous quarter, earning assets decreased $21.4 million, or 1.6%. The yield on earning assets decreased 77 basis points, to 5.84%, for the quarter ended June 30, 2009, compared to 6.61% for the same quarter a year ago, and was 3 basis points lower when compared with the quarter ended March 31, 2009. The cost of funding related liabilities also decreased, falling 75 basis points when comparing this year’s second quarter to the same period a year ago, from 2.82% in 2008, to 2.07% in 2009. Compared with the prior quarter, the cost of funding related liabilities fell by 14 basis points. Since the decrease in yield on earning assets was slightly larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 2 basis points from last year’s second quarter to 3.77% in the current quarter. The net interest margin increased 11 basis points when compared to the previous quarter. Net interest income increased $339,000 to $11.9 million in the second quarter of 2009 compared with the same period of 2008, primarily due to the decrease in funding costs compared with the year ago quarter. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the second quarter, interest reversals associated with loans moving to nonaccrual status were $250,000 compared with $176,000 in the first quarter.

The provision for loan losses increased $1.8 million when the second quarter of 2009 is compared to the same quarter of 2008. Provision for loan losses was $5.3 million in this year’s second quarter compared with a provision for loan losses of $1.6 million in the first quarter of 2009. In the second quarter of 2009 we continued to identify loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $5.1 million in the second quarter, compared with $2.3 million in the second quarter of 2008 and $3.2 million in the first quarter of 2009. Compared with 2008‘s second quarter, mortgage gains were higher by $2.5 million, primarily due to an increase in mortgage refinancing resulting from a historically low rate environment. We do not expect the mortgage refinancing trend to continue in the near future as interest rates have recently settled at higher levels and the number of new mortgage loans in the pipeline has decreased. Other factors affecting non-interest income in the current quarter compared to second quarter last year were gains and losses on trading account securities and other income, which were up $176,000 and $93,000, respectively and deposit fee income which fell by $134,000. Total non-interest expense increased $1.6 million, or 15.7%, when comparing the three month periods ended June 30, 2009 and 2008 and was due to a $788,000 increase in other operating expenses caused by increases in OREO expense and promotional expense related to mortgage volumes and a $1.1 million increase in FDIC insurance premiums. Occupancy expense was down $211,000 during the same period. Compared with the first quarter of 2009, non-interest expense increased $713,000, or 6.4%, due primarily to an increase in FDIC insurance premiums.

Federal Income tax benefit was $294,000 in the second quarter of 2009, compared with a tax benefit of $212,000 in the second quarter last year and tax expense of $470,000 in the first quarter of 2009. The tax benefit this quarter exceeded the reported loss before taxes due to the effects of non taxable earnings on the calculation of taxes, resulting in positive earnings after tax.

Six Months Ended June 30, 2009

For the first half of 2009, net income was $887,000, basic and diluted earnings per share were $0.12, compared with $2,442,000, and $0.33 basic and diluted per share for the first half of 2008. Provision for loan losses in the first six months of 2009 was $6.9 million, resulting in substantially lower earnings for the year. The higher provision expense for this year was required as we identified several loans for which the borrowers had exhausted their sources of repayment. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan. Partially offsetting the higher provision was gain on sale of mortgages, which was $5.5 million for the first half of 2009, compared to $1.7 million for the same period last year.

Average earning assets increased $41.8 million, or 3.3%, when the first half of 2009 is compared to the same period a year ago. This is due to an increase in balances held at the Federal Reserve. The Fed lowered its target federal funds rate by 75 basis points in December 2008. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting pressure on our net interest margin early in the first quarter and throughout the second quarter of the year. This rate move by the Federal Reserve caused our loans tied to prime rate to re-price at a significantly faster pace than we were able to offset by reducing the rates paid on our deposit accounts and certificates of deposit. As a result, the yield on earning assets decreased 91 basis points, to 5.86%, for the six months ended June 30, 2009, compared to 6.77% for the same six months a year ago. The cost of funding related liabilities also decreased, falling 85 basis points when comparing this year’s first six months to the same period a year ago, from 2.99% in 2008, to 2.14% in 2009. Since the decrease in yield on earning assets was larger than the decrease in the cost of funds relative to earning assets, the net interest margin decreased 6 basis points from last year’s first half. Net interest margin in this year’s first six months was 3.72% compared with 3.78% for the same period a year ago. Net interest income increased $476,000 to $23.5 million in the first six months of 2009 compared with the same period of 2008, primarily due to the decrease in cost of funds. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period the loan is transferred. During the current year, interest reversals associated with loans moving to nonaccrual status were $426,000 compared with $258,000 in the first half of 2008.

The provision for loan losses increased $2.6 million to $6.9 million in the first half of 2009 compared with a provision for loan losses of $4.3 million in the last year’s first half. In the second quarter of 2009 we identified several loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Non interest income increased $3.0 million in the first six months of 2009, when compared with the same period of 2008. Gains on the sale of mortgage loans increased $3.8 million and gains and losses on the sale of AFS securities were $238,000 higher than a year ago. During the first half of the year, rates on residential mortgage loans fell to a level that spurred re-finance activity. We were able to take advantage of that rate environment, resulting in higher gains on sale of loans while providing our customers with lower rates on their residential mortgages. Also resulting from the increased mortgage re-finance activity was lower mortgage servicing income as amortization of mortgage servicing rights increased, reducing non-interest income by $551,000 when compared with last year’s first half. Other income also decreased $258,000 from a year ago largely due to losses on the sale of other real estate owned in 2009.

Total non-interest expense increased $2.1 million, or 10.2%, when comparing the six month periods ended June 30, 2009 and 2008 and was largely due to higher FDIC insurance premiums, which are $1.3 million higher than a year ago. The FDIC began charging higher premiums in the first quarter of this year and added a special emergency assessment of 5 basis points on total assets less Tier 1 capital in the second quarter.

Federal Income tax expense was $176,000 in the first six months of the year compared with $509,000 of federal income tax in the first half of last year. The lower tax expense was primarily due to the lower level of earnings in the current year.

Liquidity

At June 30, 2009, we have adequate sources of liquidity to meet our needs. Compared with year end, cash and cash equivalents increased $28.4 million primarily from loan paydowns of $17.7 million, a net increase in deposit of $9.3 million and the issuance of preferred stock of $33.0 million. Partially offsetting these sources of funds was the net paydown of FHLB advances of $28.0 million and a reduction of $15.1 million in other wholesale funding sources.

Our banks maintain access to immediately available funds through federal funds lines at our primary correspondent bank, and the Federal Home Loan Bank of Indianapolis, with aggregate available limits of $20 million and $48 million, respectively. In addition, all six of our affiliates are approved to borrow overnight funds through the Federal Reserve’s discount window. Each of our six affiliates can access funds through the brokered CD markets.

In addition to the funds available directly to our affiliate banks, Firstbank Corporation has a $6 million line of credit which could be drawn upon to augment bank level needs if necessary. As of June 30, there was no balance outstanding on the line of credit.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 6, 2009, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2009 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2009, we have remaining authority to repurchase $3.2 million of our common stock under plans previously approved by the board of directors; however, we have not repurchased any shares since September 2007. We have no plans to repurchase shares while participating in the Capital Purchase Program of the U.S. Treasury.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

April	0	-	0	$3,199,242

May	0	-	0	$3,199,242

June	0	-	0	$3,199,242

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting was held on April 27, 2009. At the meeting, three directors were elected to hold office, each for a term of three years.

		Vote
Director Nominee:	Term Expires	For:	Withheld:

Jeff A. Gardner	2012	5,357,111	190,120
David D. Roslund	2012	5,312,363	234,868
Thomas R. Sullivan	2012	5,136,756	410,475

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

Date: August 6, 2009	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.