Form 10-Q
period 2009-09-30
FIRSTBANK CORP
filed 2009-11-05
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ______________.

Commission file number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)

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
Yes       No  X

Common stock outstanding at October 31, 2009: 7,705,950 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition	Page 14
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 20

Item 4.	Controls and Procedures	Page 21

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 22

Item 5.	Other Information	Page 22

Item 6.	Exhibits	Page 23

SIGNATURES		Page 23

EXHIBIT INDEX		Page 24

Item 1: Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Dollars in thousands)
UNAUDITED

	September 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$25,077	$33,050
Short term investments	34,747	30,662

Total Cash and Cash Equivalents	59,824	63,712

Trading account securities	52	222
Securities available for sale	148,576	112,873
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	2,627	1,408
Loans, net of allowance for loan losses of $16,793 at September 30, 2009
and $14,594 at December 31, 2008	1,107,924	1,143,630
Premises and equipment, net	25,704	26,941
Acquisition goodwill	35,513	35,603
Other intangibles	3,157	3,881
Accrued interest receivable and other assets	37,349	27,986

TOTAL ASSETS	$1,429,810	$1,425,340

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$150,878	$149,179
Interest bearing accounts:
Demand	247,631	223,526
Savings	165,784	154,015
Time	509,388	520,194

Total Deposits	1,073,681	1,046,914

Securities sold under agreements to repurchase and overnight borrowings	44,914	52,917
Federal Home Loan Bank advances	112,303	155,921
Notes Payable	0	6,353
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	13,672	12,168

Total Liabilities	1,280,654	1,310,357

SHAREHOLDERS' EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,707	0
and outstanding
Common stock; 20,000,000 shares authorized, 7,704,796 shares issued
and outstanding (7,580,298 at December 31, 2008)	114,251	113,411
Common stock warrants; 578,948 issued and outstanding	274	0
Retained earnings	87	686
Accumulated other comprehensive income	1,837	886

Total Shareholders' Equity	149,156	114,983

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,429,810	$1,425,340

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,

	2009	2008

Interest Income:
Interest and fees on loans	$17,748	$19,136
Securities
Taxable	651	918
Exempt from Federal Income Tax	320	357
Short term investments	44	91

Total Interest Income	18,763	20,502
Interest Expense:
Deposits	4,454	6,164
FHLB advances and other	1,322	1,958
Subordinated Debt	391	485

Total Interest Expense	6,167	8,607
Net Interest Income	12,596	11,895
Provision for loan losses	2,821	1,028

Net Interest Income after provision for loan losses	9,775	10,867
Non-interest Income:
Gain on sale of mortgage loans	1,104	317
Service charges on deposit accounts	1,140	1,218
Gain/(loss) on trading account securities	(57)	(200)
Gain/(loss) on securities, including other than temporary impairment	(2)	(1,674)
Mortgage servicing, net of amortization	25	180
Other	765	690

Total Non-interest Income	2,975	531
Non-interest Expense:
Salaries and employee benefits	5,641	5,342
Occupancy and equipment	1,510	1,728
Amortization and impairment of intangibles	228	264
FDIC insurance premium	448	166
Other	3,403	3,116

Total Non-interest Expense	11,230	10,616
Income before federal income taxes	1,520	782
Federal income taxes	303	45

NET INCOME	$1,217	$737

Preferred stock dividends	413	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$804	$737

Comprehensive Income	$2,133	$696

Basic Earnings Per Share	$0.10	$0.10

Diluted Earnings Per Share	$0.10	$0.10

Dividends Per Share	$0.10	$0.225

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,

	2009	2008

Interest Income:
Interest and fees on loans	$52,876	$57,922
Securities
Taxable	2,045	2,902
Exempt from Federal Income Tax	973	1,059
Short term investments	97	268

Total Interest Income	55,991	62,151
Interest Expense:
Deposits	14,441	19,684
FHLB advances and other	4,262	6,057
Subordinated Debt	1,235	1,534

Total Interest Expense	19,938	27,275
Net Interest Income	36,053	34,876
Provision for loan losses	9,685	5,309

Net Interest Income after provision for loan losses	26,368	29,567
Non-interest Income:
Gain on sale of mortgage loans	6,586	2,024
Service charges on deposit accounts	3,345	3,642
Gain/(loss) on trading account securities	(170)	(373)
Gain/(loss) on securities, including other than temporary impairment	298	(1,612)
Mortgage servicing, net of amortization	(518)	188
Other	1,759	1,940

Total Non-interest Income	11,300	5,809
Non-interest Expense:
Salaries and employee benefits	16,822	16,712
Occupancy and equipment	4,766	5,217
Amortization and impairment of intangibles	718	826
FDIC insurance premium	1,974	382
Other	10,117	8,506

Total Non-interest Expense	34,397	31,643
Income before federal income taxes	3,271	3,733
Federal income taxes	479	554

NET INCOME	$2,792	$3,179

Preferred stock dividends	1,101	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,691	$3,179

Comprehensive Income	$3,743	$2,494

Basic Earnings Per Share	$0.22	$0.43

Diluted Earnings Per Share	$0.22	$0.43

Dividends Per Share	$0.30	$0.675

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,

	2009	2008

OPERATING ACTIVITIES
Net income	$2,792	$3,179
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	9,685	5,309
Depreciation of premises and equipment	2,045	2,395
Net amortization of security premiums/discounts	648	4
Loss on trading account securities	170	373
Loss/(Gain) on sale of securities	(298)	1,612
Amortization and impairment of intangibles	717	826
Stock option and stock grant compensation expense	121	162
Gain on sale of mortgage loans	(6,586)	(2,024)
Proceeds from sales of mortgage loans	293,815	88,146
Loans originated for sale	(288,448)	(85,154)
Deferred federal income tax expense/(benefit)	(749)	(577)
(Increase)/decrease in accrued interest receivable and other assets	(995)	1,810
Increase/(decrease) in accrued interest payable and other liabilities	1,505	(2,156)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,422	13,905

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	4,053	3,435
Proceeds from maturities and calls of securities available for sale	68,144	103,584
Purchases of securities available for sale	(106,811)	(124,865)
Purchases of FHLB stock	0	(753)
Proceeds from sale of fixed assets	267	46
Net (increase)/decrease in portfolio loans	18,011	(39,875)
Net purchases of premises and equipment	(1,076)	(2,452)

NET CASH USED IN INVESTING ACTIVITIES	(17,412)	(60,880)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	26,766	16,650
Increase/(decrease) in securities sold under agreements to repurchase
and other short term borrowings	(8,003)	13,086
Repayment of notes payable and other borrowings	(6,353)	(145)
Proceeds from issuance of other borrowings	0	5,176
Repayment of Federal Home Loan Bank borrowings	(102,618)	(50,201)
Proceeds from Federal Home Loan Bank borrowings	59,000	60,000
Issuance of preferred stock, net	32,707	0
Issuance of common stock, net	701	1,372
Issuance of common stock warrants	274	0
Amortization of common stock warrants	19	0
Cash dividends-preferred stock	(1,100)	0
Cash dividends-common stock	(2,291)	(5,030)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(898)	40,908

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,888)	(6,067)
Cash and cash equivalents at beginning of period	63,712	45,529

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,824	$39,462

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)

	Nine months ended September 30,

	2009	2008

Supplemental Disclosure
Interest Paid	$20,614	$27,436
Income Taxes Paid	$1,415	$1,775
Non cash transfers of loans to Other Real Estate Owned	$8,009	$2,127

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
UNAUDITED

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc., 1st Title, Inc., and its majority holding in 1st Investors Title, LLC), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.

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

Effect of Newly Issued but not yet Effective Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The standard amends SFAS No. 132(R) existing guidance to provide additional guidance on an employer’s disclosures in an employer’s financial statements about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of FSP SFAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by this standard must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets, an amendment of SFAS No. 140". The standard amends SFAS No. 140 existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)". The standard amends FIN 46(R) existing guidance by eliminating exceptions for consolidating of QSPE’s, adding new criteria for determining the primary beneficiary and increasing the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE or a company’s obligation to absorb losses or rights to receive benefits of an entity must be disregarded in applying FIN 46(R) when evaluating consolidation of a VIE. SFAS 167 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”. The standard provides guidance for valuing liabilities within the FASB Codification’s fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair value measurements of liabilities and that the liability’s nonperformance risk would be the same both before and after the hypothetical transfer on which the fair value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. The adoption of this standard on October 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In accordance with SFAS No. 165, “Subsequent Events”, we have evaluated subsequent events through November 4, 2009, the date of issuance of the unaudited condensed consolidated financial statements. On October 20, 2009, Firstbank Corporation notified the Federal Reserve that, effective immediately, it had withdrawn its election as a financial holding company. Firstbank Corporation will continue to operate under the bank holding company structure.

NOTE 2 – GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2009	2008

Balance at January 1	$35,603	$34,421
Writedown of goodwill from branch sale	(90)	0
Goodwill from acquisitions	0	302
Reclassification of other intangibles to goodwill	0	880

Balance at September 30	$35,513	$35,603

The $90,000 writedown of goodwill relates to the sale of our Auburn branch. The sale transaction in its entirety resulted in a modest gain on sale over and above the amount of the goodwill write-off. Amounts shown as reclassification to goodwill relates to the acquisition of Firstbank – Lakeview which had previously been reported as other intangible assets. Goodwill from acquisitions relates to the purchase of ICNB Financial Corporation.

During the third quarter, Firstbank Corporation retained Austin Associates, LLC (“Austin”) to perform a goodwill impairment analysis pursuant to SFAS No. 142. The valuation date was July 31, 2009. The steps that Austin utilized in the Step 1 valuation included the reporting unit and the appropriate standard and level of value, the calculation of fair value and the comparison of fair value to carrying value. Austin determined that Firstbank Corporation was the relevant reporting unit to be valued. The standard of value used in the valuation was fair value as defined by FASB 157. Austin’s interpretation of this definition is that it is the value of ownership of the specific business with consideration of synergies, efficiencies and other value enhancing factors. The appropriate level of value used was controlling interest level. This is consistent with allowing for synergies and other factors as described previously and also considers premiums where appropriate. The appraisal methodology utilized by Austin includes the following valuation approaches:

A.	Income Approach: Under this approach, a discounted cash flow value is calculated based on earnings capacity.
B.	Asset Approach: This approach is based on the difference between the estimated market value of assets and liabilities.
C.	Market Approach: This analysis is based on price-to-earnings multiples, price-to-tangible-book ratios and core deposit premiums for selected bank sale transactions.

Austin used the individual valuation results to calculate their estimate of the fair value of common equity. This figure was then compared to the carrying value of equity to determine whether the Step 1 test had passed or failed. In its findings, Austin Associates determined that the fair value of Firstbank’s common equity exceeded carrying value. As a result, it was the opinion of management that, based on Austin’s analysis, Firstbank has passed the SFAS No. 142 Step 1 test and there is no indication of goodwill impairment.

NOTE 3 – NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)

	September 30, 2009	December 31, 2008

Nonperforming loans:
Nonaccrual loans	$22,128	$19,582
Loans 90 days or more past due and still accruing	7,810	4,982
Renegotiated loans	279	275

Total nonperforming loans	$30,217	$24,839

Other Real Estate	$10,504	$5,382

Nonperforming loans as a percent of total loans*	2.69%	2.14%
Nonperforming loans plus Other Real Estate as a percent of total	3.59%	2.60%
loans* plus Other Real Estate
Nonperforming assets as a percent of total assets	2.85%	2.12%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$16,668	$12,328	$14,594	$11,477

Charge-offs	(2,853)	(680)	(7,956)	(4,590)
Recoveries	157	91	470	571

Net charge-offs	(2,696)	(589)	(7,486)	(4,019)
Provision for loan losses	2,821	1,028	9,685	5,309

Balance at end of period	$16,793	$12,767	$16,793	$12,767

Average total loans* outstanding during the period	$1,123,737	$1,156,041	$1,136,671	$1,143,056
Allowance for loan loss as a percent of total loans*	1.49%	1.11%	1.49%	1.11%
Allowance for loan loss as a percent
of nonperforming loans	51%	61%	51%	61%
Net Charge-offs^ as a percent of average loans*	0.96%	0.20%	0.88%	0.47%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$59,824	$59,824	$63,712	$63,712
Trading Account Securities	52	52	222	222
Securities available for sale	148,576	148,826	112,873	112,873
Federal Home Loan Bank stock	9,084	9,084	9,084	9,084
Loans held for sale	2,627	2,627	1,408	1,461
Loans, net	1,107,924	1,107,972	1,143,630	1,149,175
Accrued interest receivable	5,325	5,325	5,255	5,255
Financial Liabilities:
Deposits	(1,073,681)	(1,062,993)	(1,046,914)	(1,048,661)
Securities sold under agreements
to repurchase and overnight
borrowings	(44,914)	(44,914)	(52,917)	(52,917)
Federal Home Loan Bank advances	(112,303)	(117,094)	(155,921)	(155,921)
Notes payable	0	0	(6,353)	(6,355)
Accrued interest payable	(2,270)	(2,270)	(2,755)	(2,755)
Subordinated Debentures	(36,084)	(38,403)	(36,084)	(39,971)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at September 30, 2009 and December 31, 2008.

The following table’s present information about our assets measured at fair value on a recurring basis at September 30, 2009, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009

Securities available for sale	$128,839	$1,203	$18,534	$148,576
Federal Home Loan Bank stock	-	$9,084	-	$9,084
Trading securities	$52	-	-	$52

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Investment Securities Available for Sale

Balance at December 31, 2008	$7,880
Total realized and unrealized gains/(losses) included in income	0
Total unrealized gains/(losses) included in other comprehensive income	0
Net purchases, sales, calls and maturities	10,654
Net transfers in/out of Level 3	0

Balance at September 30, 2009	$18,534

The Level 3 assets that were held at September 30, 2009 are carried at historical cost unless a better fair value can be determined.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities, bank CD’s, and other like assets. We carry local municipal securities at historical cost, which approximates fair value, unless economic conditions for the municipalities changes to a degree requiring a valuation adjustment.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the nine month period ended September 30, 2009

Impaired loans accounted for	$18,792	-	-	$18,792	$(5,492)
under FAS 114

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $5.5 million in losses indicated in the table above were charged to the allowance for loan losses.

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Earnings per share
Net income	$1,217	$737	$2,792	$3,179
Preferred dividends	413	0	1,101	0

Income available to common shareholders	$804	$737	$1,691	$3,179
Weighted average common shares outstanding	7,678,000	7,498,000	7,639,000	7,456,000

Basic Earnings per Share	$0.10	$0.10	$0.22	$0.43

Earnings per share assuming dilution
Net income	$1,217	$737	$2.792	$3,179
Preferred dividends	413	0	1,101	0
Income available to common shareholders	$804	$737	$1,691	$3,179
Weighted average common shares outstanding	7,678,000	7,498,000	7,639,000	7,456,000
Add dilutive effect of assumed exercises of
options	0	0	0	0

Weighted average common and dilutive	7,678,000	7,498,000	7,639,000	7,456,000
potential common shares outstanding

Diluted Earnings per Share	$0.10	$0.10	$0.22	$0.43

Stock options and stock warrants for 478,360 and 578,947 shares, respectively, for the three month and nine month period of 2009, and stock options for 481,330 shares for the three and nine month periods of 2008, were not considered in computing diluted earnings per share because they were anti-dilutive.

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

Events Occurring in the Third Quarter 2009

During the third quarter, Firstbank Corporation retained Austin Associates, LLC (“Austin”) to perform a goodwill impairment analysis pursuant to SFAS No. 142. The valuation date was July 31, 2009. The steps that Austin utilized in the Step 1 valuation were determining the reporting unit and the appropriate standard and level of value, the calculation of fair value and the comparison of fair value to carrying value. Austin determined that Firstbank Corporation was the relevant reporting unit to be valued. The standard of value used in the valuation was fair value as defined by FASB 157. Austin’s interpretation of this definition is that it is the value of ownership of the specific business with consideration of synergies, efficiencies and other value enhancing factors. The appropriate level of value used was controlling interest level. This is consistent with allowing for synergies and other factors as described previously and also considers premiums where appropriate. The appraisal methodology utilized by Austin includes the following valuation approaches:

A.	Income Approach: Under this approach, a discounted cash flow value is calculated based on earnings capacity.
B.	Asset Approach: This approach is based on the difference between the estimated market value of assets and liabilities.
C.	Market Approach: This analysis is based on price-to-earnings multiples, price-to-tangible-book ratios and core deposit premiums for selected bank sale transactions.

Austin used the individual valuation results to calculate their estimate of the fair value of common equity. This figure was then compared to the carrying value of equity to determine whether the Step 1 test had passed or failed. In its findings, Austin Associates determined that the fair value of Firstbank’s common equity exceeded carrying value. As a result, it was the opinion of management that, based on Austin’s analysis, Firstbank has passed the SFAS No. 142 Step 1 test and there is no indication of goodwill impairment. However, further deterioration of earnings and/or stock price could lead to goodwill impairment in the future.

On September 29, 2009, the FDIC proposed a rule to address shortfalls in the deposit insurance fund by requiring insured institutions to prepay their estimated deposit premiums for the fourth quarter of 2009 and the following three years on December 30, 2009. The proposed prepayments will be based on a 5% annual growth rate in the assessment base through 2012 and will likely carry a zero risk-weight. The base assessment rate will also increase by a uniform 3 basis points beginning in 2011. The total amount of the estimated prepaid assessment is projected to be $7.3 million. As a result of our continued concern about economic conditions in Michigan, we booked a loan loss provision of $2.8 million in the quarter. This replenished the reserve for current quarter net charge-offs of $2.7 million and built the reserve by an additional $125,000.

Financial Condition

The Michigan and national economies continued to struggle during the third quarter. Michigan continues to have one of the highest unemployment rates in the nation, a seasonally adjusted rate of 15.3% as of September 30, with rising foreclosures and slowing demand for manufactured products. Despite these negative trends, we have maintained core profitability and favorable asset quality measures compared with many peer banks. Non performing assets continued to increase during the quarter with additional loans moving to non accrual status and other real estate owned. We believe nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

During the first nine months of 2009, total assets increased $4.5 million, or 0.3%, while cash and cash equivalents decreased $3.9 million, or 6.1%. Securities available for sale increased $35.5 million, or 31.4%, from year end 2008, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities. As a result of soft loan demand, total portfolio loans decreased $33.5 million, or 2.9%, and average total loans were 2.6% lower in the third quarter of 2009 when compared with the fourth quarter of 2008.

Residential mortgages decreased $18.2 million, or 4.5%, from year end 2008. However, historically low rates on residential mortgages during the first half of the year provided us the opportunity to refinance loans from our portfolio into the secondary market and increase our gains on sale of mortgages substantially. Real estate construction loans also decreased $17.8 million, or 17.3%, during the first nine months of 2009. Commercial and commercial real estate loans were $5.8 million, or 1.0%, higher in the third quarter of 2008 when compared with the fourth quarter of 2008.

Net charge-offs of loans were $2,696,000 in the third quarter of 2009 compared to $590,000 in the third quarter of 2008 and $2,736,000 in the second quarter of 2009. The ratio of net charge-offs of loans (annualized) to average loans was 0.96% in the third quarter of 2009 compared to 0.20% in the same period of 2008 and 0.96% in the second quarter of 2009. The charge offs in the current quarter were largely within Firstbank-West Michigan, which recorded charge-offs of $1,599,000 in the quarter.

At September 30, 2009, the allowance as a percentage of average outstanding loans was 1.49% compared with 1.11% at the same point a year earlier and 1.26% at year end 2008. Non-performing loans as a percent of total loans was 2.69% at September 30, 2009, compared with 1.81% a year earlier, and 2.14% at year end 2008. Nonperforming loans increased $5.4 million and other real estate owned increased $5.1 million compared with year end numbers. Despite the increase in these measures during the first nine months of 2009, our overall asset quality has always been considered one of the strengths of our banking franchise and has allowed us to maintain favorable asset quality measures relative to many competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Securities available for sale increased by $35.5 million or 31.4% in the first nine months of 2009, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities. We held $922,000 in book value of auction rate securities at September 30, 2009 compared with $4.0 million at year end 2008. This portfolio had reached a peak at the end of the first quarter of 2008 of $9.4 million. In the third and fourth quarters of 2008, we wrote down $5.3 million of auction rate securities through an other-than-temporary-impairment charge. During the first nine months of 2009, the additional reduction in auction rate securities was primarily due to the conversion of $2.1 million of these securities to preferred stock; of that figure, approximately $1.3 million were sold.

Total deposits increased $26.8 million, or 2.6% when compared with year end 2008 balances. Within the deposit base, non-interest bearing demand account balances increased $1.7 million or 1.1%, interest bearing demand account balances increased $24.1 million, or 10.8%, savings balances increased $11.8 million, or 7.6%, and time balances decreased $10.8 million, or 2.1%. Within time balances, wholesale CDs were $3.1 million lower than year end, while core market CDs were down $7.7 million. These changes resulted from normal season fluctuations and customer preferences, other than Wholesale CD’s which were allowed to mature without replacement.

For the nine month period ended September 30, 2009, securities sold under agreements to repurchase and overnight borrowings decreased $8.0 million, or 15.1%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were down $50.0 million, or 30.8% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement.

Total shareholders’ equity increased $34.2 million, or 29.7%, during the first nine months of 2009. Net income of $2.8 million and common and preferred stock issuances of $32.9 million increased shareholders’ equity, while common and preferred stock dividends of $3.4 million decreased shareholders’ equity. Common stock issuance was primarily related to shares issued through dividend reinvestment while preferred stock issuance arose from the Corporation’s participation in the Capital Purchase Program (CPP). Of the total CPP proceeds of $33 million, initially $32.7 million was allocated to preferred stock and $293,000 was allocated to the warrants (included in capital surplus) based on the relative fair value of each. The CPP proceeds were used in the near-term to paydown wholesale funding and will expand lending in the long-term. The per share book value of shareholders’ common equity was $15.11 at September 30, 2009, decreasing from $15.17 at December 31, 2008. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $10.09 at the end of the third quarter of 2009, compared with $9.96 at year end 2008. Shareholders’ common equity per share calculations exclude preferred stock of $32.7 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier I Capital	Total Risk-Based Capital

Capital Balances at September 30, 2009	$144,373	$144,373	$157,366
Required Regulatory Capital	$56,148	$43,767	$87,535
Capital in Excess of Regulatory Minimums	$88,225	$100,606	$69,831

Capital Ratios at September 30, 2009	10.29%	13.19%	14.38%
Regulatory Capital Ratios - Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the third quarter of 2009. At the end of the third quarter our total risk based capital ratio was 14.38% compared with 11.06% at year end 2008. Tier 1 capital and tier 1 leverage ratios were 13.19% and 10.29% compared with 10.00% and 8.08% at year end 2008. The increase in capital is a result of proceeds of $33 million from our participation in the Treasury’s Capital Purchase Program, which consisted of the issuance to the Treasury of 33,000 shares of preferred stock at a par value of $1,000 per share and warrants to purchase up to 578,948 shares of our common stock for an initial exercise price of $8.55 per share. We continue to monitor our capital position while maintaining all of our affiliate banks at well capitalized levels.

Results of Operations

Three Months Ended September 30, 2009

For the third quarter of 2009, net income was $1,217,000, basic and diluted earnings per share were $0.10, compared with $737,000, and $0.10 basic and diluted per share for the third quarter of 2008, and net income of $62,000, ($0.04) basic and diluted earnings per share, for the second quarter of 2009. Net income available to shareholders was $804,000 in the current quarter. This year’s third quarter was heavily impacted by a $2.8 million charge to loan loss provision, as well as FDIC insurance expense in the amount of $448,000. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $20.4 million, or 1.6%, when the third quarter of 2009 is compared to the same quarter a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve. Compared with the previous quarter, earning assets increased $10.4 million, or 0.8%. The yield on earning assets decreased 67 basis points, to 5.83%, for the quarter ended September 30, 2009, compared to 6.50% for the same quarter a year ago, and was 1 basis point lower when compared with the quarter ended June 30, 2009. The cost of funding related liabilities also decreased, falling 80 basis points when comparing this year’s third quarter to the same period a year ago, from 2.68% in 2008, to 1.88% in 2009. Compared with the prior quarter, the cost of funding related liabilities fell by 19 basis points. Since the decrease in the cost of funds relative to earning assets was larger than the decrease in the yield on earning assets, the net interest margin increased 13 basis points from last year’s third quarter to 3.95% in the current quarter. The net interest margin increased 18 basis points when compared to the previous quarter. Net interest income increased $701,000 to $12.6 million in the third quarter of 2009 compared with the same period of 2008, primarily due to the decrease in funding costs compared with the year ago quarter. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the third quarter, interest reversals associated with loans moving to nonaccrual status were $97,000 compared with $250,000 in the second quarter.

The provision for loan losses increased $1.8 million when the third quarter of 2009 is compared to the same quarter of 2008. Provision for loan losses was $2.8 million in this year’s third quarter compared with a provision for loan losses of $5.3 million in the second quarter of 2009. In the third quarter of 2009 we continued to identify loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle, and other loans where the value of the underlying collateral of the loan had declined. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.0 million in the third quarter, compared with $531,000 in the third quarter of 2008 and $5.1 million in the second quarter of 2009. Compared with 2008‘s third quarter, gains on sale of mortgages were higher by $787,000, primarily due to an increase in mortgage refinancing resulting from a historically low rate environment. Recently, interest rates have settled at higher levels and the number of new mortgage loans in the pipeline has decreased significantly. Other factors affecting non-interest income in the current quarter compared to third quarter last year were losses on securities available for sale, which was down $1.7 million and other income which was up $75,000. In the third quarter of 2008, we recorded a $1.7 million writedown of Freddie Mac preferred stock following the government seizure of that entity. Total non-interest expense increased $614,000, or 5.8%, when comparing the three month periods ended September 30, 2009 and 2008 and was due to a $287,000 increase in other operating expenses caused by increases in OREO expense and expenses related to higher mortgage origination volumes and a $282,000 increase in FDIC insurance premiums. Occupancy expense was down $218,000 during the same period. Compared with the second quarter of 2009, non-interest expense decreased $710,000, or 5.9%, due primarily to a decrease in FDIC insurance premiums.

Federal Income tax expense was $303,000 in the third quarter of 2009, compared with tax expense of $45,000 in the third quarter last year and a tax benefit of $294,000 in the second quarter of 2009. The tax benefit last quarter exceeded the reported loss before taxes due to the effects of non taxable earnings on the calculation of taxes, resulting in positive earnings after tax.

Nine Months Ended September 30, 2009

For the first nine months of 2009, net income was $2,792,000, basic and diluted earnings per share were $0.22, compared with $3,179,000, and $0.43 basic and diluted per share for the first nine months of 2008. Provision for loan losses in the first nine months of 2009 was $9.7 million, resulting in lower earnings for the year. The higher provision expense for this year was required as we identified several loans for which the borrowers had exhausted their sources of repayment, or the value of the collateral supporting the loan had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the value of the collateral that can be recovered on the loan. Partially offsetting the higher provision was gain on sale of mortgages, which was $6.6 million for the first nine months of 2009, compared to $2.0 million for the same period last year.

Average earning assets increased $34.7 million, or 2.8%, when the first nine months of 2009 is compared to the same period a year ago. This is due to an increase in balances held at the Federal Reserve. The Fed lowered its target federal funds rate by 75 basis points in December 2008. The prime rate, which is used in pricing our variable rate loan portfolios followed suit and decreased by the same amount, putting pressure on our net interest margin during the first half of the year. This rate move by the Federal Reserve caused our loans tied to prime rate to re-price at a significantly faster pace than we were able to offset by reducing the rates paid on our deposit accounts and certificates of deposit. As a result, the yield on earning assets decreased 83 basis points, to 5.85%, for the nine months ended September 30, 2009, compared to 6.68% for the same nine months a year ago. The cost of funding related liabilities also decreased, falling 82 basis points when comparing this year’s first nine months to the same period a year ago, from 2.87% in 2008, to 2.05% in 2009. Since the decrease in yield on earning assets was almost identical to the decrease in the cost of funds relative to earning assets, the net interest margin decreased just 1 basis point from the same period last year. Net interest margin in this year’s first nine months was 3.79% compared with 3.80% for the same period a year ago. Net interest income increased $1.2 million to $36.1 million in the first nine months of 2009 compared with the same period of 2008, primarily due to the decrease in cost of funds. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period the loan is transferred. During the current year, interest reversals associated with loans moving to nonaccrual status were $523,000 compared with $489,000 in the first nine months of 2008.

The provision for loan losses increased $4.4 million to $9.7 million in the first nine months of 2009 compared with a provision for loan losses of $5.3 million in the same period last year. In the third quarter of 2009 we identified additional loans in our portfolio for which the borrowers had been making payments, but were unable to sustain those payments as the economy continued to struggle, or the value of the collateral supporting the loan had declined. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses to provide for the remaining probable losses in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our seven banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Non interest income increased $5.5 million in the first nine months of 2009, when compared with the same period of 2008. Gains on the sale of mortgage loans increased $4.6 million and gains and losses on the sale of AFS securities were $1.9 million higher than a year ago. During the first half of this year, rates on residential mortgage loans fell to a level that spurred re-finance activity. We were able to take advantage of that rate environment, resulting in higher gains on sale of loans while providing our customers with lower rates on their residential mortgages. Also resulting from the increased mortgage re-finance activity was lower mortgage servicing income as amortization of mortgage servicing rights increased, reducing non-interest income by $706,000 when compared with the same period last year. Other income also decreased $181,000 from a year ago largely due to losses on the sale of other real estate owned in 2009.

Total non-interest expense increased $2.8 million, or 8.7%, when comparing the nine month periods ended September 30, 2009 and 2008 and was largely due to higher FDIC insurance premiums, which were $1.6 million higher than a year ago. The FDIC began charging higher premiums in the first quarter of this year and added a special emergency assessment of $642,000 in the second quarter.

Federal Income tax expense was $479,000 in the first nine months of the year compared with $554,000 of federal income tax in the first nine months of last year. The lower tax expense was primarily due to the lower level of earnings in the current year.

Liquidity

At September 30, 2009, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $59.8 million, a decrease of $3.9 million, or 6.1%, compared with year end 2008. This was due primarily to the net paydown of FHLB advances of $43.6 million, net proceeds from securities transactions of $38.7 million and a reduction of $14.4 million in other wholesale funding sources. Partially offsetting these uses of funds were loan paydowns of $18.0 million, a net increase in deposits of $26.8 million and the issuance of preferred stock of $33.0 million.

Our banks maintain access to immediately available funds through federal funds lines at our primary correspondent bank, and the Federal Home Loan Bank of Indianapolis, with aggregate available limits of $20 million and $58 million, respectively. Each of our six affiliates can access funds through the brokered CD markets.

In addition to the funds available directly to our affiliate banks, Firstbank Corporation has a $6 million line of credit which could be drawn upon to augment bank level needs if necessary. As of September 30, there was no balance outstanding on the line of credit.

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

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 15 through 16 in the Corporation’s annual report to shareholders for the year ended December 31, 2008.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 4, 2009, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2009 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2009, we had authority to repurchase $3.2 million of our common stock under plans previously approved by the board of directors. On August 24, 2009, the board of directors unanimously approved rescinding the remaining authority to repurchase common shares.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

July	0	-	0	$3,199,242

August	0	-	0	$0

September	0	-	0	$0

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

Date: November 4, 2009	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.