Form 10-Q/A
period 2009-06-30
FIRSTBANK CORP
filed 2009-11-16
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
AMENDMENT NO. 1

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
Yes        No    X

Common stock outstanding at July 31, 2009: 7,671,776 shares.

INDEX

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	Page 2

Item 6.	Exhibits	Page 2

SIGNATURES		Page 3

EXHIBIT INDEX		Page 4

EXPLANATORY NOTE

This Amendment No. 1 amends the Firstbank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009 (the “Original Filing”). Part II Item 4 of the Original Filing is being amended to include the results of the advisory vote on the executive compensation program. The Original Filing disclosed the results of the election of directors but inadvertently omitted the results of the advisory vote on executive compensation.

To comply with certain technical requirements of the SEC’s rules in connection with filing this amendment, we are including as exhibits current dated certifications of our principal executive officer and principal financial officer.

No other changes or updates are being made to the Original Filing. There are no changes to the financial results reported in the Original Filing.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting was held on April 27, 2009. At the meeting, three directors were elected to hold office, each for a term of three years.

		Vote
Director Nominee:	Term Expires	For:	Withheld:

Jeff A. Gardner	2012	5,357,111	190,120
David D. Roslund	2012	5,312,363	234,868
Thomas R. Sullivan	2012	5,136,756	410,475

At the April 27, 2009 annual meeting the shareholders voted on advisory approval of Firstbank Corporation's executive compensation plan.

	Vote
	For:	Against:

To provide advisory approval of Firstbank Corporation's executive compensation program:	4,879,016	406,635

Item 6. Exhibits

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009	FIRSTBANK CORPORATION (Registrant) /s/ Thomas R. Sullivan —————————————— Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	/s/ Samuel G. Stone —————————————— Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4