Form 10-K
period 2009-12-31
FIRSTBANK CORP
filed 2010-03-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

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

Title of Class                                                                                      Name of each exchange on which registered

Common Stock                                                                                             The Nasdq Stock Market LLC

                                                                     Securities registered pursuant to Section 12(g) of the Exchange Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes          No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]     No [X] interceptions or interference.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12‑b-2).    Large accelerated filer ___              Accelerated filer

Non-accelerated filer ___          Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No  X

Aggregate Market Value as of June 30, 2009:  $ 54,068,050

Common stock outstanding at February 28, 2010: 7,738,991 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2009, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 26, 2010 are incorporated by reference in Part III.

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

                Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 78% of total revenue in 2009, 89% in 2008, and 83% in 2007. Non-interest revenue accounted for approximately 17% of total revenue in 2009, 5% in 2008, and 11% in 2007. Interest on securities accounted for approximately 5% of total revenue 2009 and 6% in 2008, and 6% in 2007. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

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

                Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan.  Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch:  Fairview, Hale, Higgins Lake, Prescott, Rose City, St. Helen and West Branch Township.  Firstbank – West Branch owns 1st Armored, Incorporated (an armored car service provider) and Firstbank - West Branch Mortgage Company (a subsidiary of the bank, established in 2001). Firstbank West Branch also owns a 49% in First Investors Title, LLC which is a title insurance provider.

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

                The following table shows comparative information concerning our subsidiary banks at December 31, 2009:

	Firstbank – Alma	Firstbank (Mt. Pleasant)	Firstbank – West Branch	Firstbank – St. Johns	Keystone	Firstbank - West Michigan
(In Thousands of Dollars)

Assets	$ 271,134	$ 375,300	$ 252,995	$ 100,911	$ 260,175	$ 209,112
Deposits	$ 210,006	$ 312,866	$ 189,758	$ 88,002	$ 202,894	$ 153,575
Loans	$ 176,402	$ 307,137	$ 210,140	$ 72,733	$ 217,040	$ 138,676

                As of December 31, 2009 we employed 466 persons on a full-time equivalent basis.

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

Federal Deposit Insurance Corporation (FDIC).  EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010.

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

Regulations Generally Applicable to Firstbank Corporation and its Subsidiary Banks

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation (“FDIC”), the

Commissioner of the Michigan Office of Financial and Insurance Services ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to us and our banks establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, our depositors, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Firstbank Corporation

General.  Firstbank Corporation is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA").  Under the BHCA, we are subject to periodic examination by the Federal Reserve Board, and are required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to Our subsidiary banks and to commit resources to support our subsidiary banks in circumstances where we might not do so absent such policy.  In addition, if the Commissioner deems one ore more of our subsidiary bank's capital to be impaired, the Commissioner may require our subsidiary bank to restore its capital by a special assessment upon us as the bank's sole shareholder.  If we were to fail to pay any such assessment, the directors of the applicable bank would be required, under Michigan law, to sell the shares of the bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank's capital.

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

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets.  The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

Dividends.  Firstbank Corporation is a corporation separate and distinct from our subsidiary banks.  Most of our revenues are dividends paid by our banks.  Thus, our ability to pay dividends to our shareholders is indirectly limited by statutory restrictions on our banks' ability to pay dividends described below.  Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.  Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Similar enforcement powers over our banks are possessed by the FDIC.  The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

Federal Securities Regulation.  Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

Our Subsidiary Banks

General.  Each of our banks is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.  As DIF insured Michigan chartered banks, our banks is subject to the examination, supervision, reporting and enforcement requirements of various agencies.  These agencies and the federal and state laws applicable to our banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The Federal Deposit Insurance Act ("FDIA") required the FDIC to establish assessment rates at levels which would maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits.  On February 8, 2006 The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was signed into law.  The Reform Act provides for the establishment of a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).  The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range.  On November 2, 2006, the FDIC adopted new premium rates, stating they were needed to offset continued strong growth in insured deposits that is lowering the Deposit Insurance Fund ratio.  Banks that had been paying zero in deposit insurance premiums for the ten years prior to 2007 were required to pay premiums of 5 to 7 basis points beginning in 2007.  Effective for the first quarter of 2009, a new interim rate schedule was approved with minimum rates for most well-capitalized banks ranging from 12 to 14 basis points annually. This interim rate increases to 50 basis points for banks that pose significant supervisory concerns. Effective April 1, 2009, a new proposed rate schedule was approved with minimum base rates for most well-capitalized banks ranging from 10 to 14 basis points annually.  This base rate increases to 45 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted based upon the level of unsecured debt, secured liabilities or brokered deposits, as defined, resulting in adjusted rates ranging from 8 to 21 basis points annually for most well capitalized banks and 43 to 77.5 basis points annually for banks that pose significant supervisory concerns.

Commissioner Assessments.  Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner.  The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

Capital Requirements.  The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as our banks.  a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  Tier 1 capital consists principally of shareholders' equity.  These capital requirements are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized."

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

As of December 31, 2009, each of our subsidiary banks' ratios exceeded minimum requirements for the well capitalized category.

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

Insider Transactions.  Our banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in the stock or other securities of our or our subsidiaries and the acceptance of the stock or other securities of us or our subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by our banks to their respective directors and officers, to our directors and officers, the directors and officers of our bank, to our principal shareholders and to "related interests" of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of its subsidiaries or a principal shareholder in our company may obtain credit from banks with which our banks maintain a correspondent relationship.

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

Consumer Protection Laws.  Our banks' business includes making a variety of types of loans to individuals. In making these loans, we are is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, our banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon our banks and their respective directors and officers.

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

                The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2009:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation – Consolidated	10.05%	13.00%	14.21%
Firstbank – Alma	7.27%	11.41%	12.66%
Firstbank (Mount Pleasant)	9.07%	10.76%	12.01%
Firstbank – West Branch	8.15%	10.70%	11.75%
Firstbank – St. Johns	8.64%	10.96%	12.22%
Keystone Community Bank	9.97%	10.64%	11.89%
Firstbank – West Michigan	8.05%	11.94%	13.22%

The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements for a well capitalized bank on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
(In Thousands of Dollars)

Capital Balances at December 31, 2009	$ 143,538	$ 143,538	$ 156,898
Required Regulatory Capital	71,441	66,266	110,443
Capital in Excess of Regulatory Minimums	$ 72,097	$ 77,272	$ 46,455

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

Investment Portfolio

                The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31
	2009	2008	2007
Taxable
US Government Agencies	$ 99,185	$ 64,102	$ 45,304
States and Political Subdivisions	1,241	1,622	2,232
Mortgage Backed Securities	10,339	9,446	12,726
Certificates of Deposit	10,250	0	0
Corporate and Other	3,338	6,047	10,127

Total Taxable	124,354	81,217	70,389

Tax-Exempt
States and Political Subdivisions	32,577	31,656	34,066
Total	$ 156,930	$ 112,873	$ 104,455

Analysis of Investment Securities Portfolio

            The following table shows, by class of maturities at December 31, 2009, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)
	(In Thousands of Dollars)
U.S. Agencies:
One Year or Less	$ 11,751	2.00%
Over One Through Five Years	83,716	1.99%
Over Five Years Through Ten Years	3,718	4.54%
Total	$ 99,185	2.09%
State and Political Subdivisions:
One Year or Less	$ 2,891	4.04%
Over One Through Five Years	14,135	3.76%
Over Five Through Ten Years	9,468	4.08%
Over Ten Years	7,324	4.43%
Total	$ 33,818	4.02%

Mortgage Backed Securities
One Year or Less	$ 1,068	5.16%
Over One Through Five Years	1,704	5.23%
Over Five Through Ten Years	7,253	4.51%
Over Ten Years	314	4.18%
Total	$ 10,339	4.69%

Certificates of Deposit	$ 7,250	0.80%
One Year or Less	3,000	1.70%
Over One Through Five Years	$ 10,250	1.06%
Total

Corporate and Other:
One Year or Less	$ 3,338	1.20%
Total	$ 3,338	1.20%

TOTAL	$ 156,930	3.96%

(1)           Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)           Weighted average yield has been computed on a fully taxable equivalent basis.  The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

                The following table presents the loans outstanding at December 31st for the years ended:

	2009	2008	2007	2006	2005
	(In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural	$ 192,096	$ 184,455	$ 219,080	$ 194,810	$ 183,473
Commercial Real Estate	398,416	391,572	311,494	286,249	302,471
Real Estate Mortgages	377,261	403,695	387,222	284,137	272,402
Real Estate Construction	85,229	103,206	126,027	81,218	61,067
Consumer	69,735	75,296	78,107	63,106	59,211

Total	$ 1,122,737	$ 1,158,224	$ 1,121,930	$ 909,520	$ 878,624

                The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2009.  Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
(In Thousands of Dollars)

Commercial and Agricultural	$ 116,788	$ 65,647	$ 9,661	$ 192,096
Real Estate Construction	39,175	35,937	10,117	85,229

Total	$ 155,963	$ 101,584	$ 19,778	$ 277,325

Loans Due after One Year:
With Pre-determined Rate		$ 76,599	$ 13,430	$ 90,029
With Adjustable Rates		24,985	6,348	31,333

Total		$ 101,584	$ 19,788	$ 121,362

Nonperforming Loans and Assets

                The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2009	2008	2007	2006	2005
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$25,968	$ 16,328	$ 7,339	$ 813	$ 534
Real Estate Mortgages	4,374	2,986	3,032	847	4,079
Consumer	335	268	83	108	158
Total	30,677	19,582	10,454	1,768	4,771

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	592	2,109	732	767	199
Real Estate Mortgages	2,503	2,791	2,170	1,597	2,054
Consumer	126	82	259	121	188
Total	3,221	4,982	3,161	2,485	2,441

Renegotiated Loans:
Consumer	0	0	4	0	0
Commercial and Agricultural	5,546	113	374	0	0
Real Estate Mortgages	1,560	162	165	0	0
Total	7,106	275	543	0	0

Total Nonperforming Loans	41,004	24,839	14,158	4,253	7,212

Property from Defaulted Loans	7,425	5,382	3,153	1,700	1,020

Total Nonperforming Assets	$ 48,429	$ 30,221	$ 17,311	$ 5,953	$ 7,352

                Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

                The amount of interest income on the above loans that was included in net income for the period ended December 31, 2009, was $1,202,000. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $1,544,000 in gross interest income would have been recorded.

                Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

                At December 31, 2009 we had $101,628,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

                At December 31, 2009, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2009.

Analysis of the Allowance for Loan Losses

                The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2009	2008	2007	2006	2005

Balance at Beginning of Period	$ 14,594	$ 11,477	$ 9,966	$ 11,559	$ 10,581
Allowance of acquired banks		0	2,346	0	1,949
Charge-Offs:
Commercial and Agricultural	7,422	3,451	2,231	1,910	1,146
Real Estate Mortgages	2,231	1,350	510	157	84
Consumer	1,532	1,014	682	627	509
Total Charge-Offs	11,185	5,815	3,423	2,694	1,739
Recoveries:
Commercial and Agricultural	557	252	157	86	173
Real Estate Mortgages	128	93	25	21	57
Consumer	349	331	393	227	243
Total Recoveries	1,034	676	575	334	473
Net Charge-Offs	10,151	5,139	2,848	2,360	1,265
Provision for Loan Losses	14,671	8,256	2,013	767	295
Balance at End of Period	$ 19,114	$ 14,594	$ 11,477	$ 9,966	$ 11,559

Net Charge-Offs as a Percent of Average Loans	.90%	.45%	.28%	.26%	.17%

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

Allocation of the Allowance for Loan Losses

                The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2009		2008		2007		2006		2005

	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and Agricultural	$ 14,112	17%	$ 10,621	16%	$ 8,696	20%	$ 7,944	21%	$ 10,379	21%
Real Estate Mortgages	3,469	77%	2,644	77%	833	73%	627	72%	620	72%
Consumer	1,525	6%	1,169	7%	1,272	7%	811	7%	479	7%
Unallocated*	8		160		676		584		81

Total	$ 19,114	100%	$ 14,594	100%	$ 11,477	100%	$ 9,966	100%	$ 11,559	100%

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

Average Deposits

                The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2008		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Average Balance:	(In Thousands of Dollars)
Non-interest-bearing Demand Deposits	$ 153,962		$ 147,804		$ 135,956
Interest-bearing Demand Deposits	236,087	0.71%	221,732	1.35%	189,989	2.26%
Other Savings Deposits	163,249	0.60%	156,326	1.16%	142,996	1.85%
Other Time Deposits	511,269	3.17%	498,443	4.15%	446,136	4.87%
Total Average Deposits	$ 1,064,567	2.07%	$ 1,024,305	2.91%	$ 915,077	3.68%

                The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2009, was as follows (In Thousands of Dollars):

Three Months or Less	$ 48,148
Over Three Through Six Months	41,136
Over Six Through Twelve Months	79,208
Over Twelve Months	75,058

Total	$ 243,550

Return on Equity and Assets

                The following table sets forth certain financial ratios for the years ended:

	2009	2008	2007
Financial Ratios:
Return on Average Total Assets	0.19%	0.05%	0.69%
Return on Average Equity	1.86%	0.61%	7.80%
Average Equity to Average Total Assets	10.15%	8.38%	8.79%
Dividend Payout Ratio	113.80%	435.73%	74.49%

Short Term Borrowed Funds

                Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2009, which consist of the following:

	2009	2008	2007
Amounts Outstanding at the End of the Year	$ 39,409	$ 52,917	$ 35,891

Weighted Average Interest Rate at the End of the Year	.29%	.34%	3.25%

Longest Maturity	1/1/10	1/1/09	1/1/08

Maximum Amount Outstanding at any Month End During Year	$ 50,148	$ 54,151	$ 40,689

Approximate Average Amounts Outstanding During the Year	$ 44,933	$ 42,111	$ 36,170

Approximate Weighted Average Interest Rate for the Year	.30%	1.78%	3.87%

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

Our business is subject to various lending risks depending on the nature of the borrower's business, its cash flow and our collateral.

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

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

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

                Our consumer loans generally have a higher risk of default than our other loans.  Consumer loans may involve greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak.  Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities.  In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board's approval prior to acquisition of "control" of a bank holding company.  All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

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

•              Changes in investors' or analysts' perceptions of the risks and conditions of our business;

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

                William L. Benear (age 63) became President & CEO of Firstbank – West Michigan in August 2008. Mr. Benear became executive vice president of Firstbank – West Michigan in February of 2008. Mr. Benear has been a Vice President of the Corporation since 2000. Prior to joining the West Michigan staff, Mr. Benear was President & CEO of Firstbank – Lakeview since January of 2000.

                David L. Miller (age 44) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank - Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

                Douglas J. Ouellette (age 43) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007.  Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005.

                Dale A. Peters (age 67) has been a Vice President of the Corporation, President, CEO, and a director of Firstbank – West Branch since 1987.

                Richard D. Rice (age 50) was named a Vice President of the Corporation in April 2004.  Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003.  From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America).  Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

                Thomas O. Schlueter (age 52) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005.  From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999.  Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

Samuel G. Stone (age 64) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

                Thomas R. Sullivan (age 59) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

                James E. Wheeler, II (age 50) was appointed President & CEO of Firstbank – Alma in January 2000 and has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters.

                The information under the caption “Common Stock Data” on page 20 in the registrant’s annual report to shareholders for the year ended December 31, 2009, is here incorporated by reference.

ITEM 6.                Selected Financial Data.

                The information under the heading “Financial Highlights” on page 4 in the registrant’s annual report to shareholders for the year ended December 31, 2009, is here incorporated by reference.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 21 in the registrant’s annual report to shareholders for the year ended December 31, 2009, is here incorporated by reference.

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk.

                Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 13 and 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2009, is here incorporated by reference.

ITEM 8.                Financial Statements and Supplementary Data.

                The reports of the independent registered public accounting firm, and the consolidated financial statements on pages 24 through 28, and the quarterly results of operations on page 50 in the registrant’s annual report to shareholders for the year ended December 31, 2009, are here incorporated by reference.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None.

ITEM 9A.             Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2009 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)           Management’s Report on Internal Controls over Financial Reporting.

As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 22 of the registrant’s annual report to shareholders for the year ended December 31, 2009, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2009, its system of internal control over financial reporting was effective.

(c)           Changes in Internal Controls.

During the quarter ended December 31, 2009, there were no significant changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2009.

ITEM 9B.             Other Information.

                None.

PART III

ITEM 10.              Directors, Executive Officers and Corporate Governance.

                The information under the captions “Board of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2010, is here incorporated by reference.

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

ITEM 11.              Executive Compensation.

                Information contained under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2010, is here incorporated by reference.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

                The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 26, 2010, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.  We had the following equity compensation plans at December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	496,431	$ 17.46	180,205

Equity compensation plans not approved by security holders	0	-	0

Total	496,431	$ 17.46	180,205

                These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.              Certain Relationships and Related Transactions, and Director Independence.

                The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors and Attendance at Meetings” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2010, is hereby incorporated by reference.

ITEM 14.              Principal Accountant Fees and Services.

                The information set forth under the heading “Relationship with Certified Public Accountants” on page 25 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2010, is hereby incorporated by reference.

ITEM 15.              Exhibits and Financial Statement Schedules.

(a)(1)      Financial Statements.

                The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2009, in Item 8:

Statement or Report	Page Number in Annual Report

Reports of Independent Registered Public Accounting Firms	23
Consolidated Balance Sheets as of December 31, 2009 and 2008	24
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007	25
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007	26
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	27-28
Notes to Consolidated Financial Statements	28-50

                The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2009.

      (2)     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)     Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 22, 2010.

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

Signature	Date

/s/ Thomas D. Dickingson Thomas D. Dickinson	February 22, 2010
/s/ David W. Fultz David W. Fultz	February 22, 2010
/s/ Jeff A. Gardner Jeff A. Gardner	February 22, 2010
/s/ William E. Goggin William E. Goggin	February 22, 2010
/s/ Edward B. Grant Edward B. Grant	February 22, 2010
/s/ David R. Roslund David R. Roslund	February 22, 2010
/s/ Samuel A. Smith Samuel A. Smith	February 22, 2010

Number	Exhibit

3(a)	Restated Articles of Incorporation of Firstbank Corporation.

3(b)	Bylaws. Previously filed as exhibit 3.2 to the Form 8K dated January 30, 2009. Here incorporated by reference.

3(c)

Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 3.1 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

4(a)

Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.1 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

4(b)

Warrant dated January 30, 2009, to purchase shares of Firstbank Corporation common stock, incorporated by reference to Exhibit 4.2 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

4(c)

Instruments defining the Rights of Security Holders – reference is made to Exhibits 3(a), 3(b) and 3(c). In accordance with Regulation S-K Item 601(b)(4), Firstbank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Firstbank Corporation and its subsidiaries on a consolidated basis. Firstbank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a)*	Form of Indemnity Agreement with Directors and Officers. Previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 27, 2005. Here incorporated by reference.

10(b)*

Deferred Compensation Plan.  Previously filed as an exhibit to the registrant’s Form 10-K for the year ended December 31, 1995 (here incorporated by reference), as amended by the First Amendment dated May 26, 1998, the First amendment dated March 26, 2001, the Second Amendment dated May 28, 2002, and the Third Amendment dated November 29, 2004, each of which was previously filed as Exhibit 10(b) to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2008. Here incorporated by reference.

10(c)*

Trust under Deferred Compensation Plan.  Previously filed as an exhibit to the registrant’s Form 10-K for the year ended December 31, 1995 (here incorporated by reference), as amended by the First Amendment dated May 28, 2002, and the Second Amendment dated February 23, 2004, each of which was previously filed as Exhibit 10(c) to the Registrant’s Annual Report on form 10K for the year ended December 31, 2008.  Here incorporated by reference.

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

10(g)*

Employee Stock Purchase Plan of 1999.  Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999.  Here incorporated by reference.

10(h)*	Form of Change of Control Severance Agreement. Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000. Here incorporated by reference.

10(i)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant’s annual report on Form 10-K for the year ended December 31, 2005.

10(j)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant’s report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(k)*	Form of Restricted Stock Agreement for 2006 Stock Compensation Plan.

10(l)*

Form of waiver executed by the Corporation and each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Dale A. Peters, and James E. Wheeler II effective January 30, 2009, incorporated by reference to Exhibit 10.3 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

10(m)

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

10(o)

Form of Letter Agreement executed by each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Dale A. Peters and James E. Wheeler II effective January 30, 2009, incorporated by reference to Exhibit 10.2 to the Firstbank Corporation Report on Form 8-K dated January 26, 2009.

12	Ratio of Earnings to Fixed Charges.

13

2009 Annual Report to Shareholders.  (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).  This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement dated March 19, 2010, relating to the April 26, 2010 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Firstbank Corporation 401(k) Plan Performance Table.

99.2	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR subsection 30.15.

99.3	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR subsection 30.15.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.