Form 10-Q
period 2010-03-31
FIRSTBANK CORP
filed 2010-05-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                    .

Commission file number:  000‑14209

FIRSTBANK CORPORATION

(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-2633910 (I.R.S. Employer Identification No.)

311 Woodworth Avenue Alma, Michigan (Address of principal executive offices)	48801 (Zip Code)

Registrant’s telephone number, including area code:  (989) 463-3131

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X      No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer  __    Non-accelerated filer ___   Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No  X

Common stock outstanding at April 30, 2010:  7,755,454 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 14

Item 4.	Controls and Procedures	Page 15

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 15

Item 6.	Exhibits	Page 15

SIGNATURES		Page 16

EXHIBIT INDEX		Page 17

Item 1:  Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Dollars in thousands)

UNAUDITED

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$ 22,906	$ 27,254
Short term investments	86,069	80,111
Total Cash and Cash Equivalents	108,975	107,365

Trading account securities	32	2,828
Securities available for sale	187,342	156,930
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	1,098	578
Loans, net of allowance for loan losses of $20,121 at March 31, 2010
and $19,114 at December 31, 2009	1,078,522	1,102,493
Premises and equipment, net	24,475	25,437
Acquisition goodwill	35,513	35,513
Other intangibles	2,730	2,940
Other Real Estate Owned	8,658	7,425
Accrued interest receivable and other assets	30,923	31,763

TOTAL ASSETS	$ 1,487,352	$ 1,482,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$ 155,896	$ 164,333
Interest bearing accounts:
Demand	262,778	255,414
Savings	190,214	174,114
Time	547,515	555,202
Total Deposits	1,156,403	1,149,063

Securities sold under agreements to repurchase and overnight borrowings	43,750	39,409
Federal Home Loan Bank advances	94,246	100,263
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	10,002	10,657
Total Liabilities	1,340,485	1,335,476

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,741	32,734
Common stock; 20,000,000 shares authorized, 7,750,159 shares issued
and outstanding (7,730,241 at December 31, 2009 )	114,907	114,773
Retained earnings (accumulated deficit)	(1,338)	(1,225)
Accumulated other comprehensive income	557	598
Total Shareholders’ Equity	146,867	146,880

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 1,487,352	$ 1,482,356

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

MARCH 31, 2010 AND 2009

(Dollars in thousands except per share data)

UNAUDITED

	Three Months Ended March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$ 17,021	$ 17,624
Securities
Taxable	716	746
Exempt from Federal Income Tax	309	332
Short term investments	53	30
Total Interest Income	18,099	18,732
Interest Expense:
Deposits	4,278	5,168
FHLB advances and other	1,130	1,521
Subordinated Debt	367	442
Total Interest Expense	5,775	7,131
Net Interest Income	12,324	11,601
Provision for loan losses	2,491	1,588
Net Interest Income after provision for loan losses	9,883	10,013
Non-interest Income:
Gain on sale of mortgage loans	370	2,373
Service charges on deposit accounts	1,097	1,083
Gain/(loss) on trading account securities	23	(129)
Gain/(loss) on securities, including other than temporary impairment	55	(57)
Mortgage servicing, net of amortization	126	(352)
Other	593	279
Total Non-interest Income	2,264	3,197
Non-interest Expense:
Salaries and employee benefits	5,460	5,630
Occupancy and equipment	1,490	1,727
Amortization of intangibles	210	245
FDIC insurance premium	545	371
Other	3,722	3,254
Total Non-interest Expense	11,427	11,227

Income before federal income taxes	670	1,983
Federal income taxes	11	470
NET INCOME	$ 659	$1,513

Preferred stock dividends and accretion of discount on preferred stock	413	275
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 246	$ 1,238

COMPREHENSIVE INCOME
Net Income	$ 659	$ 1,513
Change in unrealized gain on securities, net of tax and reclassification effects	(41)	(767)
TOTAL COMPREHENSIVE INCOME	$ 618	$ 746

Basic Earnings Per Share	$ 0.03	$ 0.16
Diluted Earnings Per Share	$ 0.03	$ 0.16

Dividends Per Share	$ 0.05	$ 0.10

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(Dollars in thousands)

UNAUDITED

	Three months ended March 31,
	2010	2009
OPERATING EXPENSES
Net income	$ 659	$ 1,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,491	1,588
Depreciation of premises and equipment	592	717
Net amortization of security premiums/discounts	231	174
Loss/(Gain) on trading account securities	(23)	129
Loss/(Gain) on sale of securities	(55)	57
Amortization and impairment of intangibles	210	245
Stock option and stock grant compensation expense	33	37
Gain on sale of mortgage loans	(370)	(2,373)
Proceeds from Sales of mortgage loans	13,393	112,655
Loans originated for sale	(13,543)	(113,945)
Deferred federal income tax expense/(benefit)	(21)	(2,150)
(Increase)/decrease in accrued interest receivable and other assets	2,138	(2,175)
Increase/(decrease) in accrued interest payable and other liabilities	(655)	4,780
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,080	1,252

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	5,841	0
Proceeds from maturities and calls of securities available for sale	19,749	28,978
Purchases of securities available for sale	(53,421)	(22,043)
Proceeds from sale of fixed assets	1,018	4
Net (increase)/decrease in portfolio loans	18,991	16,296
Net purchases of premises and equipment	(648)	(177)
NET CASH USED IN INVESTING ACTIVITIES	(8,470)	23,058

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	7,340	(10,866)
Increase/(decrease) in securities sold under agreements to repurchase and other
short term borrowings	4,341	(9,246)
Repayment of notes payble and other borrowings	0	(6,271)
Repayment of Federal Home Loan Bank borrowings	(13,017)	(41,015)
Proceeds from Federal Home Loan Bank borrowings	7,000	19,000
Cash proceeds from issuance of preferred stock and warrants	0	33,000
Cash proceeds from issuance of common stock, net	135	210
Cash dividends-preferred stock	(413)	0
Cash dividends-common stock	(386)	(760)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	(15,948)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,610	8,362
Cash and cash equivalents at beginning of period	107,365	63,712
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,975	$ 72,074

Supplemental Disclosure
Interest Paid	$ 5,580	$ 7,281
Income Taxes Paid	$ 0	$ 0
Non cash transfers of loans to Other Real Estate Owned	$ 3,042	$ 4,435

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

UNAUDITED

NOTE 1‑ FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its majority holding in 1st Investors Title, LLC), Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, which was 52% owned by us through September 30, 2009 at which time we sold 3% of the company. The results of 1st Investors Title, LLC are consolidated into our results through September 30, 2009, the date of the sale. We now have a 49% ownership in 1st Investors Title, LLC and do not consolidate their results into the results of the Company as required by generally accepted accounting principles. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10‑K for the year ended December 31, 2009.

NOTE 2- NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

 (Dollars in thousands)

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Nonperforming loans:
Nonaccrual loans	$ 31,972	$ 30,677
Loans 90 days or more past due and still accruing	1,574	7,106
Renegotiated loans	1,968	3,221
Total nonperforming loans	$ 35,514	$ 41,004

Other Real Estate	$ 8,658	$ 7,425

Nonperforming loans as a percent of total loans*	3.23%	3.66%
Nonperforming loans plus Other Real Estate as a percent of total
loans* plus Other Real Estate	3.99%	4.29%
Nonperforming assets as a percent of total assets	2.97%	3.27%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)

	Three months ended March 31,
	2010	2009

Balance at beginning of period	$ 19,114	$ 14,594
Charge-offs	(1,808)	(2,148)
Recoveries	324	94
Net charge-offs	(1,484)	(2,054)
Provision for loan losses	2,491	1,588
Balance at end of period	$ 20,121	$ 14,128

Average total loans* outstanding during the period	$1,108,023	$1,149,169
Allowance for loan loss as a percent of total loans*	1.83%	1.24%
Allowance for loan loss as a percent
of nonperforming loans	57%	60%
Net Charge-offs^ as a percent of average loans*	0.54%	0.71%

*All loan ratios exclude loans held for sale

^Annualized

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$ 108,975	$ 108,975	$ 107,365	$ 107,365
Trading Account Securities	32	32	2,828	2,828
Securities available for sale	187,342	187,342	156,930	156,930
Federal Home Loan Bank stock	9,084	9,084	9,084	9,084
Loans held for sale	1,098	1,098	578	578
Loans, net	1,078,522	1,077,249	1,102,493	1,101,500
Accrued interest receivable	5,258	5,258	4,421	4,421
Financial Liabilities:
Deposits	(1,156,403)	(1,063,024)	(1,049,063)	(1,135,093)
Securities sold under agreements
torepurchase and overnight
Brrowings	(43,750)	(43,685)	(39,409)	(39,409)
Federal Home Loan Bank advances	(94,246)	(97,467)	(100,263)	(104,356)
Accrued interest payable	(2,309)	(2,309)	(2,195)	(2,195)
Subordinated Debentures	(36,084)	(37,833)	(36,084)	(38,114)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at March 31, 2010 and December 31, 2009.

The following table’s present information about our assets measured at fair value on a recurring basis at March 31, 2010, and valuation techniques used by us to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that we have the ability to access. Securities for Level 1 include, Treasuries Notes, Government Sponsored Agency Bonds, Municipal Bonds, and Corporate Notes.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 securities consist of Government Sponsored Agency Backed Collateralized Mortgage Obligation.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Level 3 Securities include local Municipal Bonds where market pricing is not available.

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2010
Securities available for sale	$ 158,910	$ 20,658	$ 7,774	$ 187,342
Trading securities	$ 32	-	-	$ 32

December 31, 2009
Securities available for sale	$ 139,032	$ 10,339	$ 7,559	$ 156,930
Trading securities	$ 2,828	-	-	$ 2,828

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2010	2009

Balance at beginning of year	$ 7,559	$ 7,880
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	0
Net purchases, sales, calls and maturities	99	(12)
Net transfers in/out of Level 3	0	0
Balance at end of year	$ 7,658	$ 7,868

The Level 3 assets that were held at March 31, 2010 are carried at historical cost unless a better fair value can be determined.

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

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans and other real estate owned. We have estimated the fair value of impaired loans using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. We use appraised values or broker’s price opinions to determine the fair value other real estate owned.

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three month period ended March 31, 2010
Impaired loans	$ 33,940	-	-	$ 33,940	$ (615)
Other Real Estate Owned	$ 8,658	-	-	$ 8,658	$ (438)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The $615,000 in losses indicated in the table above were charged to the allowance for loan losses, while the $438,000 was charge to earnings through other non interest income on the income statement.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2010	2009
Earnings per share
Net income	$ 659	$ 1,513
Preferred dividends	413	275
Income available to common shareholders	$ 246	$ 1,238
Weighted average common shares outstanding	7,737,000	7,595,000

Basic Earnings per Share	$ 0.03	$ 0.16

Earnings per share assuming dilution
Net income	$ 659	$ 1,513
Preferred dividends	413	275
Income available to common shareholders	$ 246	$ 1,238
Weighted average common shares outstanding	7,737,000	7,595,000
Add dilutive effect of assumed exercises of options	1,000	0
Weighted average common and dilutive	7,738,000	7,595,000
potential common shares outstanding

Diluted Earnings per Share	$ 0.03	$ 0.16

Stock options and stock warrants for 1,062,993 shares for the three month period of 2010, and stock options for 1,604,548 shares for the three month period of 2009, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries: 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc. and its majority holding in 1st Investors Title, LLC), (through September 30, 2009), Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Events Occurring in the First Quarter 2010

On March 31, we sold the the assets and customer contracts of our 1st Armored subsidiary to Loomis US, LLP (Loomis) for $650,000 cash. Under the terms of the agreement, Loomis will provide armored car and courier services for the customers of 1st Armored, and acquired all of the fixed assets of the company at their book value. The results of 1st Armored are incorporated into these financial statements through the closing date of the transaction.

Financial Condition

The Michigan and national economies continued to struggle during the first quarter. Michigan continues to have the highest unemployment rate in the nation, a seasonally adjusted rate of 14.1% as of March 31, with continued high foreclosure rates and low demand for manufactured products. Despite these negative trends, we have maintained core profitability and favorable asset quality measures compared with many of our peer banks. Nonperforming assets were $5.5 million lower compared with year end, as restructured loans which are in conformance with their new terms caused this category of nonperforming loans to be lower by $5.1 million. We believe nonperforming loans will continue to be a problem in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

During the first three months of 2010, total assets increased $5.0 million, or 0.3%, while cash and cash equivalents decreased $1.6 million, or 1.5%.  Securities available for sale increased $27.6 million, or 17.3%, from year end 2009, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities and lack of loan demand. As a result of the soft loan demand, ending total portfolio loan balances decreased $23.0 million, or 2.0%, and average total loans were 1.5% lower in the first quarter of 2010 when compared with the fourth quarter of 2009.

Residential mortgages decreased $1.7 million, or 0.4%, from year end 2009 as pay down on loans exceeded our ability to generate replacement balances. Real estate construction loans also decreased $5.2 million, or 6.1%, during the first three months of 2010. Commercial and commercial real estate loans were $12.7 million, or 2.1%, lower in the first quarter of 2010 when compared with the fourth quarter of 2009.

Net charge-offs of loans were $1,484,000 in the first quarter of 2010 compared to $2,054,000 in the first quarter of 2009 and $2,666,000 in the fourth quarter of 2009. The ratio of net charge-offs of loans (annualized) to average loans was 0.54% in the first quarter of 2010 compared to 0.71% in the same period of 2009 and 0.95% in the fourth quarter of 2009.

At March 31, 2010, the allowance as a percentage of average outstanding loans was 1.83% compared with 1.24% at the same point a year earlier and 1.70% at year end 2009. Non-performing loans as a percent of total loans was 3.23% at March 31, 2010, compared with 2.07% a year earlier, and 3.66% at year end 2009. Nonperforming loans decreased $5.5 million and other real estate owned increased $1.2 million compared with year end numbers. Despite the current elevated levels of these measures, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $7.3 million, or 0.6% when compared with year end 2009 balances. Within the deposit base, non-interest bearing demand account balances decreased $8.5 million or 5.2%, primarily due to seasonal fluctuations. Interest bearing demand account balances increased $7.4 million, or 2.9%, savings balances increased $16.1 million, or 9.2%, and time balances decreased $7.7 million, or 1.4%. Within time balances, wholesale CDs were $7.0 million lower than year end, while core market CDs was down $0.7 million. Given our current low levels of loan demand, wholesale CD’s were allowed to mature without replacement.

For the three month period ended March 31, 2010, securities sold under agreements to repurchase and overnight borrowings increased $4.3 million, or 11.0%, due to normal fluctuations in customer cash flows.  Federal Home Loan Bank advances and notes payable were down $6.0 million, or 6.0% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement.

Total shareholders’ equity was basically unchanged from year end. Net income of $659,000 million and common stock issuances of $128,000 increased shareholders’ equity, while common and preferred stock dividends of $799,000 decreased shareholders’ equity. Common stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ common equity was $14.73 at March 31, 2010, decreasing from $15.77 at December 31, 2009. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $9.79 at the end of the first quarter of 2010, unchanged from year end 2009. Shareholders’ common equity per share calculations excludes preferred stock of $32.7 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2010	$ 143,788	$ 143,788	$157,038
Required Regulatory Capital	$ 58,392	$ 42,596	$ 85,191
Capital in Excess of Regulatory Minimums	$ 85,396	$ 101,192	$ 71,847

Capital Ratios at March 31, 2010	9.85%	13.50%	14.75%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2010. At the end of the first quarter our total risk based capital ratio was 14.75% compared with 14.21% at year end 2009. Tier 1 capital and tier 1 leverage ratios were 13.50% and 14.75% compared with 13.00% and 10.05% at year end 2009. The improvement in these ratios was primarily driven by lower risk weighted assets compared with year end as higher risk weighted loans ran off and were replaced with lower risk weighted investments.

Results of Operations

Three Months Ended March 31, 2010

For the first quarter of 2010, net income was $659,000, basic and diluted earnings per share were $0.03, compared with a loss of $101,000, and $(0.07) basic and diluted per share for the fourth quarter of 2009, and net income of $1,513,000, $0.16 basic and diluted earnings per share, for the first quarter of 2009. Net income available to shareholders was $246,000 in the current quarter compared with a net loss of $514,000 in the fourth quarter of 2009 and net income of $1,238,000 in the first quarter of 2009.  This year’s first quarter was once again, heavily impacted by a $2.5 million charge to loan loss provision, as well as $844,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $38.1 million, or 2.9%, when the first quarter of 2010 is compared to the same quarter a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve and securities available for sale, offsetting a decline in loan balances. Compared with the previous quarter, earning assets increased $25.2 million, or 1.9%. The yield on earning assets decreased 36 basis points, to 5.51%, for the quarter ended March 31, 2010, compared to 5.87% for the same quarter a year ago, and was 30 basis points lower when compared with the quarter ended December 31, 2009. The cost of funding related liabilities also decreased, falling 47 basis points when comparing this year’s first quarter to the same period a year ago, from 2.21% in 2009, to 1.74% in 2010. Compared with the prior quarter, the cost of funding related liabilities fell by 26 basis points. Since the decrease in the cost of funds relative to earning assets was larger than the decrease in the yield on earning assets, the net interest margin increased 11 basis points from last year’s first quarter to 3.77% in the current quarter.  The net interest margin decreased 5 basis points when compared to the previous quarter. Net interest income increased $723,000 to $12.3 million in the first quarter of 2010 compared with the same period of 2009, as the increase in earning assets and the higher net interest margin both contributed to higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the first quarter, interest reversals associated with loans moving to nonaccrual status were $136,000 compared with $176,000 in the same quarter a year ago and $248,000 in the fourth quarter of 2009.

The provision for loan losses increased $903,000 when the first quarter of 2010 is compared to the same quarter of 2009. Provision for loan losses was $2.5 million in this year’s first quarter compared with a provision for loan losses of $1.6 million in the first quarter of 2009. In the first quarter of the year we continued to see loans in our portfolio for which the borrowers had been making payments deteriorate and the borrower become unable to sustain those payments as the economy continued to struggle and other loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses by $1.0 million more than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.3 million in the first quarter, compared with $3.2 million in the first quarter of 2009 and $4.1 million in the fourth quarter of 2009. Compared with 2009’s first quarter, gains on sale of mortgages were lower by $2.0 million, primarily due to a decrease in mortgage refinancing resulting from a higher rate environment and new regulatory restrictions on making residential mortgages. Other factors affecting non-interest income in the current quarter compared to first quarter of last year were gains on trading account securities and securities available for sale, which increased a combined $264,000, higher mortgage servicing income which was up $478,000 on fewer write downs of serving rights, and other income which was up $314,000. As a result of our sale of the armored car business, other income will lower by $200,000 to $250,000 per quarter.

Total non-interest expense increased $200,000, or 1.8%, when comparing the three month periods ended March 31, 2010 and 2009 and was due to an increase in other real estate owned expenses of $435,000 and FDIC premiums of $174,000, which were partially offset by lower salary and benefits costs lower occupancy costs which were down $170,000 and $237,000, respectively. Going forward, our non-interest expenses will be $200,000 to 250,000 per quarter lower due to the sale of 1st Armored.

Federal Income tax expense was $11,000 in the first quarter of 2010, compared with tax expense of $470,000 in the first quarter last year and a tax expense of $565,000 in the fourth quarter of 2009. The tax expense last quarter was higher than normal due to a $659,000 non-cash charge to write off certain deferred tax assets associated with capital losses on securities recorded in 2008 that we determined we would not be able to utilize.

Liquidity

At March 31, 2010, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $109 million, an increase of $1.6 million, or 1.5%, compared with year end 2009. In addition to cash and cash equivalents, our securities available for sale increased $27.6 million from year end 2009, providing an additional source of liquidity should it be necessary. The additional liquidity was primarily derived from increased deposits of $7.3 million and loan pay downs of approximately $23.0 million.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, and the Federal Home Loan Bank of Indianapolis, with aggregate available limits of $46 million and $63 million, respectively.  Each of our six affiliates can access funds through the brokered CD markets.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2009 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 13 and 14 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Managements Discussion and Analysis on pages 15 through 17 in the Corporation’s annual report to shareholders for the year ended December 31, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 13 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2009, is here incorporated by reference.  Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2009.  Also referenced here is information under the heading “Item 1A. Risk Factors” on page 14 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2009.

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

Item 4.  Controls and Procedures

a)         Evaluation of Disclosure Controls and Procedures

            On May 11, 2010, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2010 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION (Registrant)

Date: May 11, 2010	/s/ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2010	/s/ Samual G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

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