Form 10-Q
period 2010-06-30
FIRSTBANK CORP
filed 2010-08-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Registrant’s telephone number, including area code: (989) 463-3131
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding at July 31, 2010: 7,773,587 shares.

Item 1: Financial Statements (UNAUDITED)
FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands)
UNAUDITED

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$25,752	$27,254
Short term investments	49,154	80,111

Total Cash and Cash Equivalents	74,906	107,365

FDIC Insured BankTime Certificates of Deposit	14,213	10,250
Trading account securities	32	2,828
Securities available for sale	216,959	146,680
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	108	578
Loans, net of allowance for loan losses of $20,588 at June 30, 2010 and $19,114 at December 31, 2009	1,062,123	1,102,493
Premises and equipment, net	24,662	25,437
Acquisition goodwill	35,513	35,513
Other intangibles	2,520	2,940
Other Real Estate Owned	9,780	7,425
Accrued interest receivable and other assets	26,711	31,763

TOTAL ASSETS	$1,476,611	$1,482,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$164,475	$164,333
Interest bearing accounts:
Demand	261,888	255,414
Savings	197,208	174,114
Time	538,657	555,202

Total Deposits	1,162,228	1,149,063

Securities sold under agreements to repurchase and overnight borrowings	36,601	39,409
Federal Home Loan Bank advances	85,110	100,263
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	8,382	10,657

Total Liabilities	1,328,405	1,335,476

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,748	32,734
Common stock; 20,000,000 shares authorized, 7,771,105 shares issued and outstanding ( 7,730,241 at December 31, 2009 )	115,034	114,773
Accumulated deficit	(891)	(1,225)
Accumulated other comprehensive income	1,315	598

Total Shareholders’ Equity	148,206	146,880

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,476,611	$1,482,356

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2010 AND 2009
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2010	2009
Interest Income:
Interest and fees on loans	$16,993	$17,504
Securities
Taxable	910	648
Exempt from Federal Income Tax	272	321
Short term investments	50	23

Total Interest Income	18,225	18,496
Interest Expense:
Deposits	4,198	4,819
FHLB advances and other	988	1,419
Subordinated Debt	371	402

Total Interest Expense	5,557	6,640
Net Interest Income	12,668	11,856
Provision for loan losses	3,066	5,276

Net Interest Income after provision for loan losses	9,602	6,580
Non-interest Income:
Gain on sale of mortgage loans	726	3,109
Service charges on deposit accounts	1,180	1,122
Gain/(loss) on trading account securities	0	16
Gain/(loss) on securities, including other than temporary impairment	(46)	357
Mortgage servicing, net of amortization	63	(191)
Other	442	715

Total Non-interest Income	2,365	5,128
Non-interest Expense:
Salaries and employee benefits	5,249	5,551
Occupancy and equipment	1,369	1,529
Amortization of intangibles	210	245
FDIC insurance premium	485	1,155
Other	3,406	3,460

Total Non-interest Expense	10,719	11,940

Income before federal income taxes	1,248	(232)
Federal income taxes	311	(294)

NET INCOME	$937	$62

Preferred stock dividends and accretion of discount on preferred stock	412	413

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$525	$(351)

COMPREHENSIVE INCOME
Net Income	$525	$62
Change in unrealized gain on securities, net of tax and reclassification effects	758	802

TOTAL COMPREHENSIVE INCOME	$1,283	$864

Basic Earnings Per Share	$0.07	$(0.05)

Diluted Earnings Per Share	$0.07	$(0.05)

Dividends Per Share	$0.01	$0.10

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2010 AND 2009
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2010	2009
Interest Income:
Interest and fees on loans	$34,014	$35,128
Securities
Taxable	1,626	1,394
Exempt from Federal Income Tax	581	653
Short term investments	103	53

Total Interest Income	36,324	37,228
Interest Expense:
Deposits	8,476	9,987
FHLB advances and other	2,118	2,940
Subordinated Debt	738	844

Total Interest Expense	11,332	13,771
Net Interest Income	24,992	23,457
Provision for loan losses	5,557	6,864

Net Interest Income after provision for loan losses	19,435	16,593
Non-interest Income:
Gain on sale of mortgage loans	1,096	5,482
Service charges on deposit accounts	2,277	2,205
Gain/(loss) on trading account securities	23	(113)
Gain/(loss) on securities, including other than temporary impairment	9	300
Mortgage servicing, net of amortization	189	(543)
Other	1,035	994

Total Non-interest Income	4,629	8,325
Non-interest Expense:
Salaries and employee benefits	10,709	11,181
Occupancy and equipment	2,859	3,256
Amortization of intangibles	420	490
FDIC insurance premium	1,030	1,526
Other	7,128	6,714

Total Non-interest Expense	22,146	23,167

Income before federal income taxes	1,918	1,751
Federal income taxes	322	176

NET INCOME	$1,596	$1,575

Preferred stock dividends and accretion of discount on preferred stock	825	688

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$771	$887

COMPREHENSIVE INCOME
Net Income	$1,596	$1,575
Change in unrealized gain on securities, net of tax and reclassification effects	717	35

TOTAL COMPREHENSIVE INCOME	$2,313	$1,610

Basic Earnings Per Share	$0.10	$0.12

Diluted Earnings Per Share	$0.10	$0.12

Dividends Per Share	$0.06	$0.20

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(Dollars in thousands)
UNAUDITED

	Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,596	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,557	6,864
Depreciation of premises and equipment	1,155	1,396
Net amortization of security premiums/discounts	697	405
Loss/(Gain) on trading account securities	(23)	113
Loss/(Gain) on securities transactions	(9)	(300)
Amortization and impairment of intangibles	420	245
Stock option and stock grant compensation expense	49	74
Gain on sale of mortgage loans	(1,096)	(5,482)
Proceeds from sales of mortgage loans	37,127	246,035
Loans originated for sale	(35,561)	(241,821)
Deferred federal income tax expense/(benefit)	(214)	(1,479)
(Increase)/decrease in accrued interest receivable and other assets	7,808	(789)
Increase/(decrease) in accrued interest payable and other liabilities	(2,275)	1,579

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,231	8,415

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	7,471	3,598
Proceeds from maturities and calls of securities available for sale	59,581	49,009
Purchases of securities available for sale	(138,077)	(47,768)
Proceeds from sale of fixed assets	1,029	267
Net (increase)/decrease in portfolio loans	29,547	17,729
Net purchases of premises and equipment	(1,409)	(339)

NET CASH USED IN INVESTING ACTIVITIES	(41,858)	22,496

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	13,165	9,270
Increase/(decrease) in securities sold under agreements to repurchase and other short term borrowings	(2,808)	(8,754)
Repayment of notes payable and other borrowings	0	(6,353)
Repayment of Federal Home Loan Bank borrowings	(24,153)	(70,107)
Proceeds from Federal Home Loan Bank borrowings	9,000	42,000
Cash proceeds from issuance of preferred stock and warrants	0	33,000
Cash proceeds from issuance of common stock, net	253	475
Cash dividends-preferred stock	(825)	(481)
Cash dividends-common stock	(464)	(1,523)

NET CASH USED IN FINANCING ACTIVITIES	(5,832)	(2,473)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(32,459)	28,438
Cash and cash equivalents at beginning of period	107,365	63,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,906	$92,150

Supplemental Disclosure
Interest Paid	$11,566	$14,297
Income Taxes Paid	$255	$1,415
Non cash transfers of loans to Other Real Estate Owned	$5,819	$5,723
See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
UNAUDITED
NOTE 1- FINANCIAL STATEMENTS
The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its majority holding in 1st Investors Title, LLC), Firstbank — St. Johns, Keystone Community Bank, Firstbank — West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, which was 52% owned by us through September 30, 2009 at which time we sold 3% of the company. The results of 1st Investors Title, LLC are consolidated into our results through September 30, 2009, the date of the sale. We now have a 49% ownership in 1st Investors Title, LLC and no longer consolidate their results into the results of the Company in accordance with generally accepted accounting principles. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.
Effect of Newly Issued but not yet Effective Accounting Standards
In July 2010, the Financial Accounting Standards Board issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The new standard will require expanded disclosures about the credit quality of our loans and the related reserves against them. The additional disclosures will include details on our past due loans, credit quality indicators, and modifications of loans. We anticipate adopting the new standard beginning with our December 31, 2010 financial statements.

NOTE 2- NONPERFORMING LOANS AND ASSETS
Nonperforming Loans and Assets
The following table summarizes nonaccrual and past due loans at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Nonperforming loans:
Nonaccrual loans	$32,793	$30,677
Loans 90 days or more past due and still accruing	2,326	3,221
Renegotiated loans	2,150	7,106

Total nonperforming loans	$37,269	$41,004

Other Real Estate	$9,780	$7,425

Nonperforming loans as a percent of total loans*	3.44%	3.66%
Nonperforming loans plus Other Real Estate as a percent of total loans* plus Other Real Estate	4.31%	4.29%
Nonperforming assets as a percent of total assets	3.19%	3.27%
Analysis of the Allowance for Loan Losses

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Balance at beginning of period	$20,121	$14,128	$19,114	$14,594

Charge-offs	(2,928)	(2,955)	(4,736)	(5,103)
Recoveries	329	219	653	313

Net charge-offs	(2,599)	(2,736)	(4,083)	(4,790)
Provision for loan losses	3,066	5,276	5,557	6,864

Balance at end of period	$20,588	$16,668	$20,588	$16,668

Average total loans* outstanding during the period	$1,090,129	$1,137,106	$1,099,582	$1,143,138
Allowance for loan loss as a percent of total loans*	1.90%	1.48%	1.90%	1.48%
Allowance for loan loss as a percent of nonperforming loans	55%	63%	55%	63%
Net Charge-offs^ as a percent of average loans*	0.95%	0.96%	0.74%	0.84%

*	All loan ratios exclude loans held for sale

^	Annualized

NOTE 3 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$74,906	$74,906	$107,365	$107,365
FDIC Insured Bank Certificates of Deposit	14,213	14,213	10,250	10,250
Trading Account Securities	32	32	2,828	2,828
Securities available for sale	216,959	216,959	146,680	146,680
Federal Home Loan Bank stock	9,084	9,084	9,084	9,084
Loans held for sale	108	108	578	578
Loans, net	1,062,123	1,058,861	1,102,493	1,101,500
Accrued interest receivable	4,983	4,983	4,421	4,421
Financial Liabilities:
Deposits	(1,162,228)	(1,151,953)	(1,049,063)	(1,135,093)
Securities sold under agreements to repurchase and overnight borrowings	(36,601)	(36,601)	(39,409)	(39,409)
Federal Home Loan Bank advances	(85,110)	(87,902)	(100,263)	(104,356)
Accrued interest payable	(2,035)	(2,035)	(2,195)	(2,195)
Subordinated Debentures	(36,084)	(37,548)	(36,084)	(38,114)
The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at June 30, 2010 and December 31, 2009.
The following table presents information about our investment portfolio, showing the gross unrealized gains and losses within each segment of the portfolio. Unrealized gains and losses are included in other comprehensive income. Unrealized losses have been analyzed and determined to be temporary in nature. The unrealized losses are related to changes in the interest rate environment compared with rates at the time the securities were purchased.

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
June 30, 2010
Securities available for sale
Treasury Notes	$12,536	$24	$0	$12,560
U.S.Govenment Agency Bonds	105,922	857	0	106,779
U.S. Government Agency CMOs	66,966	807	(35)	67,738
Municipal Securities	27,907	431	(115)	28,223
Other Securities	1,659	0	0	1,659

Total Securities available for sale	$214,990	$2,119	$(150)	$216,959

The following table’s present information about our assets measured at fair value on a recurring basis at June 30, 2010, and valuation techniques used by us to determine those fair values.
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
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Level 3 Securities include local Municipal Bonds where market pricing is not available, trust preferred secureities issued by banks, and other miscellaneous investments.
Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in Thousands)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010
Securities available for sale
Treasury Notes	$12,560	—	—	$12,560
U.S.Govenment Agency Bonds	106,779	—	—	106,779
U.S. Government Agency CMOs	—	67,738	—	67,738
Municipal Securities	23,148	—	5,075	28,223
Other Securities	64	—	1,595	1,659

Total Securities available for sale	$142,551	$67,738	$6,670	$216,959

Trading equity securities	$32	—	—	$32

December 31, 2009
Securities available for sale
Treasury Notes	$1,002	—	—	$1,002
U.S.Govenment Agency Bonds	98,183	—	—	98,183
U.S. Government Agency CMOs	—	10,339	—	10,339
Municipal Securities	27,954	—	5,866	33,820
Other Securities	1,643	—	1,693	3,336

Total Securities available for sale	$128,782	$10,339	$7,559	$146,680

Trading equity securities	$2,828	—	—	$2,828

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2010	2009
Balance at beginning of year	$7,559	$7,880
Total realized and unrealized gains/(losses) included in income	(150)	0
Total unrealized gains/(losses) included in other comprehensive income	56	0
Purchases of securities	146	801
Sales of securities	(397)	0
Calls and maturities	(540)	(536)
Net out of Level 3	0	(250)

Balance at end of period	$6,670	$7,895

The Level 3 assets that were held at June 30, 2010 are carried at historical cost unless a better fair value can be determined.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and other like assets. We carry local municipal securities at historical cost, which approximates fair value, unless economic conditions for the municipality changes to a degree requiring a valuation adjustment.
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans and other real estate owned. We have estimated the fair value of impaired loans using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. We use discounted appraised values or broker’s price opinions to determine the fair value other real estate owned.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices in			Total Losses for
	Balance at	Active Markets for	Significant Other	Significant	the six month
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs	period ended June 30,
(Dollars in Thousands)	2010	(Level 1)	(Level 2)	(Level 3)	2010
Impaired loans	$34,849	—	—	$34,849	$(2,744)
Other Real Estate Owned	$9,780	—	—	$9,780	$(829)
Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers price option of the value of the property, which are discounted for expected costs to dispose of the property. The $2,744,000 in losses indicated in the table above were charged to the allowance for loan losses, while the $829,000 was charge to earnings through other non-interest expense on the income statement.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands Except per Share Data)	2010	2009	2010	2009
Earnings per share
Net income	$937	$62	$1,596	$1,575
Preferred dividends	412	413	825	688

Income available to common shareholders	$525	$(351)	$771	$887
Weighted average common shares outstanding	7,757,000	7,644,000	7,747,000	7,620,000

Basic Earnings per Share	$0.07	$(0.05)	$0.10	$0.12

Earnings per share assuming dilution
Net income	$937	$62	$1,596	$1,575
Preferred dividends	412	413	825	688

Income available to common shareholders	525	$(351)	$771	$887
Weighted average common shares outstanding	7,757,000	7,644,000	7,747,000	7,620,000
Add dilutive effect of assumed exercises of options	2,000	0	1,000	0

Weighted average common and dilutive potential common shares outstanding	7,759,000	7,644,000	7,748000	7.620.000

Diluted Earnings per Share	$0.07	$(0.05)	$0.10	$0.12

Stock options and stock warrants for 1,044,495 shares for the three and six month periods of 2010, and stock options and warrants for 1,060,343 shares for the three and six month periods of 2009, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank — Alma, Firstbank (Mt. Pleasant), Firstbank — West Branch (including its wholly owned subsidiaries: 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc. and its majority holding in 1ST Investors Title, LLC), (through September 30, 2009), Firstbank — St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.
Financial Condition
The Michigan and national economies continued to struggle during the second quarter. Michigan continues to have one of the highest unemployment rates in the nation, a seasonally adjusted rate of 13.7% as of May 31, with continued high foreclosure rates and low demand for manufactured products. Nonperforming assets were $3.8 million lower compared with year end, as restructured loans which are in conformance with their new terms caused this category of nonperforming loans to be lower by $5.1 million. We believe nonperforming loans will continue to be elevated in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.
During the first six months of 2010, total assets decreased $5.7 million, or 0.4%, while cash and cash equivalents decreased $32.5 million, or 30.2%. Securities available for sale increased $70.3 million, or 47.9%, from year end 2009, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities and lack of loan demand. As a result of the soft loan demand, ending total portfolio loan balances decreased $38.9 million, or 3.5%, and average total loans were 3.0% lower in the second quarter of 2010 when compared with the fourth quarter of 2009.
Residential mortgages decreased $1.8 million, or 0.5%, from year end 2009 as pay down on loans exceeded our ability to generate replacement balances. Real estate construction loans also decreased $6.5 million, or 7.7%, during the first six months of 2010. Commercial and commercial real estate loans were $26.0 million, or 4.4%, lower at June 30 when compared with year end 2009.
Net charge-offs of loans were $2.6 million in the second quarter compared with $1.5 million in the first quarter of 2010 and $2.7 in the second quarter of 2009. The ratio of net charge-offs of loans (annualized) to average loans was 0.95% in the second quarter of 2010 compared to 0.54% in the first quarter and 0.96% in the second quarter of 2009. On a year to date basis, net charge-offs of loans (annualized) were $4.1 million, or 0.74%, this year compared with $4.8 million, or 0.84%, a year ago.
At June 30, 2010, the allowance as a percentage of average outstanding loans was 1.90% compared with 1.48% at the same point a year earlier and 1.70% at year end 2009. Non-performing loans as a percent of total loans was 3.43% at June 30, 2010, compared with 2.34% a year earlier, and 3.66% at year end 2009. Nonperforming loans decreased $3.8 million and other real estate owned increased $2.4 million compared with year end numbers. Despite the current elevated levels of these measures, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.
Total deposits increased $13.2 million, or 1.1% when compared with year end 2009 balances. Within the deposit base, interest bearing demand account balances increased $6.5 million, or 2.5%, savings balances increased $23.1 million, or 13.3%, and time balances decreased $16.5 million, or 3.0%. Within time balances, wholesale CDs were $6.3 million lower than year end, while core market CDs was down $10.2 million. Given our current low levels of loan demand, wholesale CD’s were allowed to mature without replacement. Non-interest bearing demand account balances were basically unchanged from year end.

For the six month period ended June 30, 2010, securities sold under agreements to repurchase and overnight borrowings decreased $2.8 million, or 7.1%, due to normal fluctuations in customer cash flows. Federal Home Loan Bank advances and notes payable were down $15.2 million, or 15.1% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement.
Total shareholders’ equity increased $1.3 million from year end. Net income of $1,596,000 and common stock issuances of $253,000 increased shareholders’ equity, while common and preferred stock dividends of $1,289,000 decreased shareholders’ equity. Other comprehensive income increased $753,000 from year end. Common stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ common equity was $14.86 at June 30, 2010, increasing from $14.77 at December 31, 2009. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $9.96 at the end of the second quarter of 2010, increasing slightly from $9.79 at year end 2009. Shareholders’ common equity per share calculations excludes preferred stock of $32.7 million.
The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

			Total Risk-
(Dollars in Thousands)	Leverage	Tier 1 Capital	Based Capital
Capital Balances at June 30, 2010	$144,745	$144,745	$157,866
Required Regulatory Capital	58,560	41,825	83,650
Capital in Excess of Regulatory Minimums	86,185	102,920	74,216

Capital Ratios at June 30, 2010	9.89%	13.84%	15.10%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%
Our capital remains above regulatory guidelines for the second quarter of 2010. At the end of the second quarter our total risk based capital ratio was 15.10% compared with 14.21% at year end 2009. Tier 1 capital and tier 1 leverage ratios were 13.84% and 9.89% compared with 13.00% and 10.05% at year end 2009. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end as higher risk weighted loans ran off and were replaced with lower risk weighted investments. The slight decline in the leverage ratio was due to a higher level of average assets as cash and the investment portfolio pushed up average assets.
Results of Operations
Three Months Ended June 30, 2010
For the second quarter of 2010, net income was $937,000, basic and diluted earnings per share were $0.07, compared with net income of $659,000, and $0.03 basic and diluted per share for the first quarter of 2010, and net income of $62,000, $(0.05) basic and diluted earnings per share, for the second quarter of 2009. Net income available to shareholders was $525,000 in the current quarter compared with $246,000 in the first quarter of the year and a net loss of $351,000 in the second quarter of 2009. This year’s second quarter was once again, heavily impacted by a $3.1 million charge to loan loss provision, as well as $466,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.
Average earning assets increased $66.0 million, or 5.1%, when the second quarter of 2010 is compared to the same quarter a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve and securities available for sale, offsetting a decline in loan balances. Compared with the previous quarter, earning assets increased $6.4 million, or 0.5%. The yield on earning assets decreased 37 basis points, to 5.47%, for the quarter ended June 30, 2010, compared to 5.84% for the same quarter a year ago, and was four basis points lower when compared with the first quarter of 2010. The cost of funding related liabilities also decreased, falling 42 basis points when comparing this year’s second quarter to the same period a year ago, from 2.07% in 2009, to 1.65% in 2010. Compared with the prior quarter, the cost of funding related liabilities fell by nine basis points. Since the decrease in the cost of funds relative to earning assets was larger than the decrease in the yield on earning assets, the net interest margin increased five basis points from last year’s second quarter to 3.82% in the current quarter. The net interest margin also increased 5 basis points when compared to the previous quarter. Net interest income increased $812,000 to $12.7 million in the second quarter of 2010 compared with the same period of 2009, as the increase in earning assets and the higher net interest margin both contributed to higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the second quarter, interest reversals associated with loans moving to nonaccrual status were $196,000 compared with $250,000 in the same quarter a year ago and $136,000 in the first quarter of 2010.
The provision for loan losses decreased $2.2 million when the second quarter of 2010 is compared to the same quarter of 2009. Provision for loan losses was $3.1 million in this year’s second quarter compared with a provision for loan losses of $5.3 million in the second quarter of 2009. Compared with the first quarter of this year, the provision for loan losses increased $575,000. In the second quarter of the year we continued to see several types of previously performing loans deteriorate. This includes loans to borrowers who had been making payments as agreed but now have become unable to sustain those payments as the economy continued to struggle We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses by $467,000 more than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.
Total non-interest income was $2.4 million in the second quarter, compared with $5.1 million in the second quarter of 2009 and $2.3 million in the first quarter of 2010. Compared with 2009’s second quarter, gains on sale of mortgages were lower by $2.4 million, primarily due to a decrease in mortgage refinancing resulting from new regulatory restrictions on making residential mortgages. Other factors affecting non-interest income in the current quarter compared to second quarter of last year were gains on trading account securities and securities available for sale, which decreased a combined $419,000. Last year’s second quarter reflected a gain on the sale of money market preferred securities of $382,000. Also effecting non interest income were higher mortgage servicing income, which was up $254,000 on fewer write downs of servicing rights, and other income which was down $273,000 mainly due to the sale of our armored car business. As a result of our sale of the armored car business, other income will be lower by $200,000 to $250,000 per quarter.
Total non-interest expense decreased $1.2 million , or 10.2%, when comparing the three month periods ended June 30, 2010 and 2009 and was primarily due to a decrease in FDIC premiums of $670,000, which included a special assessment of $642,000 in 2009, and lower expenses due to the sale of our armoured car business. Our non-interest expenses will be $200,000 to 250,000 per quarter lower due to the sale of 1st Armored. Compared with the first quarter of the year, non-interest expense was $708,000, or 6.2% lower, mainly due to lower OREO expenses which were down $378,000, lower costs due to the sale of 1st Armored, and expense controls within the company.
Federal Income tax expense was $311,000 in the second quarter of 2010, compared with a tax benefit of $294,000 in the second quarter last year and a tax expense of $11,000 in the first quarter of 2010.

Six Months Ended June 30, 2010
For the first half of 2010, net income was $1.6 million, basic and diluted earnings per share were $0.10, compared with net income of $1.6 million and $0.12 basic and diluted per share for the first six months of 2009. Net income available to shareholders was $771,000 in 2010’s first half compared with a net income of $887,000 in the year ago period. The first half of the year was heavily impacted by a $5.6 million charge to loan loss provision, as well as $1.3 million in expense relating to other real estate owned. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.
Average earning assets increased $52.0 million, or 4.0%, when the first half of 2010 is compared to the same period a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve and securities available for sale, offsetting a decline in loan balances. The yield on earning assets decreased 37 basis points, to 5.49%, for the six months ended June 30, 2010, compared to 5.86% for the same period a year ago. The cost of funding related liabilities also decreased, falling 45 basis points when comparing this year’s first six months to the same period a year ago, from 2.14% in 2009, to 1.69% in 2010. Since the decrease in the cost of funds relative to earning assets was larger than the decrease in the yield on earning assets, the net interest margin increased eight basis points from last year’s first six months to 3.80% in the current quarter. Net interest income increased $1.5 million to $25.0 million in the first half of 2010 compared with the same period of 2009, as the increase in earning assets and the higher net interest margin both contributed to higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the first half of this year, interest reversals associated with loans moving to nonaccrual status were $332,000 compared with $426,000 in the same period a year ago.
The provision for loan losses decreased $1.3 million when the first half of 2010 is compared to the same period of 2009. Provision for loan losses was $5.6 million in this year’s first half compared with a provision for loan losses of $6.9 million in the first half of 2009. In the first six months of the year we continued to see several types of previously performing loans deteriorate. This includes loans to borrowers who had been making payments as agreed but now have become unable to sustain those payments as the economy continued to struggle We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses by $1.5 million more than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.
Total non-interest income was $4.6 million in the first half, compared with $8.3 million in the first half of 2009. Compared with 2009’s first six months, gains on sale of mortgages were lower by $4.4 million, primarily due to a decrease in mortgage refinancing resulting from new regulatory restrictions on making residential mortgages. Other factors affecting non-interest income in the current year compared to last year were higher mortgage servicing income which was up $732,000 on fewer write downs of servicing rights.
Total non-interest expense decreased $1.0 million , or 4.4%, when comparing the six month periods ended June 30, 2010 and 2009 and was primarily due to lower salary and benefits of $472,000, lower occupancy of $397,000 and decreased FDIC insurance premiums of $496,000. Partially offsetting these benefits were higher OREO expenses of $513,000.
Federal Income tax expense was $322,000 in the first half of 2010, compared with tax expense of $176,000 in the first half of last year mainly due to a higher effective tax rate in the current year.

Liquidity
At June 30, 2010, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $75 million, a decrease of $32.5 million, or 30.2%, compared with year end 2009. This decrease was primarily the result of reinvestment of funds into available for sale securities and a $15.2 million net pay down of Federal Home Loan Bank advances. Our securities available for sale increased $70.3 million from year end 2009, providing an additional source of liquidity should it be necessary. The additional liquidity was primarily derived from increased deposits of $13.2 million and loan pay downs of approximately $29.5 million.
Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $46 million, $68 million, and $66 million, respectively. Our banks also have access to funds through brokered CD markets.
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
Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 15 through 17 in the Corporation’s annual report to shareholders for the year ended December 31, 2009.
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

Item 4. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

On August 4, 2010, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2010 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in response to Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.
The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, a sweeping financial reform bill, was signed into law. This new law will result in a number of new regulations that potentially could impact community banks. The act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our business in order to comply, and could therefore also materially adversely affect our business, financial condition and results of operations.
Item 5. Other Information
The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report.
The Compensation Committee of the Board of Directors, with assistance from Amalfi Consulting, LLC, an independent national compensation consulting firm, completed its update of executive compensation base salary ranges as discussed in the Compensation Discusion and Analysis section of our Proxy Statement to shareholders for our 2010 Annual Meeting. As a result of this analysis, certain corporate officers’ base salaries were adjusted relative to the new ranges. The adjustments are not considered significant and will not have a material impact on our results.

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

FIRSTBANK CORPORATION (Registrant)
Date: August 4, 2010	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	/s/ Samuel G. Stone
Samuel G. Stone
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.