Form 10-Q
period 2010-09-30
FIRSTBANK CORP
filed 2010-11-09
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes  X      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes          No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ___   Accelerated filer           Non-accelerated filer ___   Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No   X

Common stock outstanding at October 31, 2010:  7,791,379 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 18

Item 4.	Controls and Procedures	Page 19

PART II.	OTHER INFORMATION

Item 4.	[removed and reserved]

Item 5.	Other Information	Page 19

Item 6.	Exhibits	Page 19

SIGNATURES		Page 20

EXHIBIT INDEX		Page 21

Item 1:  Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Dollars in thousands)
UNAUDITED

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$25,791	$27,254
Short term investments	68,657	80,111
Total Cash and cash equivalents	94,448	107,365

FDIC insured banktime certificates of deposit	10,419	10,250
Trading account securities	23	2,828
Securities available for sale	232,529	146,680
Federal Home Loan Bank stock	9,084	9,084
Loans held for sale	1,932	578
Loans, net of allowance for loan losses of $20,725 at September 30, 2010
and $19,114 at December 31, 2009	1,031,120	1,102,493
Premises and equipment, net	24,846	25,437
Acquisition goodwill	35,513	35,513
Other intangibles	2,329	2,940
Other Real Estate Owned	9,020	7,425
Accrued interest receivable and other assets	26,577	31,763

TOTAL ASSETS	$1,477,840	$1,482,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$172,416	$164,333
Interest bearing accounts:
Demand	284,520	255,414
Savings	202,816	174,114
Time	512,499	555,202
Total Deposits	1,172,251	1,149,063

Securities sold under agreements to repurchase and overnight borrowings	39,617	39,409
Federal Home Loan Bank advances	72,100	100,263
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	8,173	10,657
Total Liabilities	1,328,225	1,335,476

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,756	32,734
Common stock; 20,000,000 shares authorized, 7,786,405 shares issued
and outstanding ( 7,730,241 at December 31, 2009 )	115,132	114,773
Accumulated deficit	(57)	(1,225)
Accumulated other comprehensive income	1,784	598
Total Shareholders’ Equity	149,615	146,880

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,477,840	$1,482,356

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2010	2009
Interest Income:
Interest and fees on loans	$16,869	$17,748
Securities
Taxable	1,032	651
Exempt from Federal Income Tax	268	320
Short term investments	52	44
Total Interest Income	18,221	18,763
Interest Expense:
Deposits	3,871	4,454
FHLB advances and other	871	1,322
Subordinated Debt	383	391
Total Interest Expense	5,125	6,167
Net Interest Income	13,096	12,596
Provision for loan losses	3,066	2,821
Net Interest Income after provision for loan losses	10,030	9,775
Non-interest Income:
Gain on sale of mortgage loans	2,054	1,104
Service charges on deposit accounts	1,144	1,140
Gain/(loss) on trading account securities	(10)	(57)
Gain/(loss) on securities, including other than temporary impairment	1	(2)
Mortgage servicing, net of amortization	(98)	25
Other	192	765
Total Non-interest Income	3,283	2,975
Non-interest Expense:
Salaries and employee benefits	5,186	5,641
Occupancy and equipment	1,361	1,510
Amortization of intangibles	191	228
FDIC insurance premium	525	448
Other	3,678	3,403
Total Non-interest Expense	10,941	11,230

Income before federal income taxes	2,372	1,520
Federal income taxes	1,048	303
NET INCOME	$1,324	$1,217

Preferred stock dividends and accretion of discount on preferred stock	413	413
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$911	$804

COMPREHENSIVE INCOME
Net Income	$1,324	$1,217
Change in unrealized gain on securities, net of tax and reclassification effects	469	916
TOTAL COMPREHENSIVE INCOME	$1,793	$2,133

Basic Earnings Per Share	$0.12	$0.10
Diluted Earnings Per Share	$0.12	$0.10

Dividends Per Share	$0.01	$0.10

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2010	2009
Interest Income:
Interest and fees on loans	$50,883	$52,876
Securities
Taxable	2,658	2,045
Exempt from Federal Income Tax	849	973
Short term investments	155	97
Total Interest Income	54,545	55,991
Interest Expense:
Deposits	12,347	14,441
FHLB advances and other	2,990	4,262
Subordinated Debt	1,120	1,235
Total Interest Expense	16,457	19,938
Net Interest Income	38,088	36,053
Provision for loan losses	8,623	9,685
Net Interest Income after provision for loan losses	29,465	26,368
Non-interest Income:
Gain on sale of mortgage loans	3,150	6,586
Service charges on deposit accounts	3,421	3,345
Gain/(loss) on trading account securities	13	(170)
Gain/(loss) on securities, including other than temporary impairment	10	298
Mortgage servicing, net of amortization	91	(518)
Other	1,227	1,759
Total Non-interest Income	7,912	11,300
Non-interest Expense:
Salaries and employee benefits	15,895	16,822
Occupancy and equipment	4,220	4,766
Amortization of intangibles	611	718
FDIC insurance premium	1,555	1,974
Other	10,806	10,177
Total Non-interest Expense	33,087	34,497

Income before federal income taxes	4,290	3,271
Federal income taxes	1,370	479
NET INCOME	$2,920	$2,792

Preferred stock dividends and accretion of discount on preferred stock	1,238	1,101
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,682	$1,691

COMPREHENSIVE INCOME
Net Income	$2,920	$2,792
Change in unrealized gain on securities, net of tax and reclassification effects	1,186	951
TOTAL COMPREHENSIVE INCOME	$4,106	$3,743

Basic Earnings Per Share	$0.22	$0.22
Diluted Earnings Per Share	$0.22	$0.22

Dividends Per Share	$0.07	$0.30

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands)
UNAUDITED

	Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$2,920	$2,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,623	9,685
Depreciation of premises and equipment	1,723	2,045
Net amortization of security premiums/discounts	1,351	648
Loss/(Gain) on trading account securities	(13)	170
Loss/(Gain) on securities transactions	(10)	(298)
Amortization and impairment of intangibles	611	717
Stock option and stock grant compensation expense	82	121
Gain on sale of mortgage loans	(3,150)	(6,586)
Proceeds from sales of mortgage loans	100,270	293,815
Loans originated for sale	(98,474)	(288,448)
Deferred federal income tax expense/(benefit)	1,337	(749)
(Increase)/decrease in accrued interest receivable and other assets	9,227	(995)
Increase/(decrease) in accrued interest payable and other liabilities	(2,484)	1,505
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,013	14,422

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	7,425	4,053
Proceeds from maturities and calls of securities available for sale	87,403	68,144
Purchases of securities available for sale	(177,572)	(106.811)
Proceeds from sale of fixed assets	1,033	267
Net (increase)/decrease in portfolio loans	55,166	18,011
Net purchases of premises and equipment	(2,165)	(1,076)
NET CASH USED IN INVESTING ACTIVITIES	(28,710)	(17,412)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	23,188	26,766
Increase/(decrease) in securities sold under agreements to repurchase and other
short term borrowings	208	(8,003)
Repayment of notes payable and other borrowings	0	(6,353)
Repayment of Federal Home Loan Bank borrowings	(37,163)	(102,618)
Proceeds from Federal Home Loan Bank borrowings	9,000	59,000
Cash proceeds from issuance of preferred stock and warrants	0	33,000
Cash proceeds from issuance of common stock, net	326	700
Cash dividends-preferred stock	(1,238)	(1,101)
Cash dividends-common stock	(541)	(2,291
NET CASH USED IN FINANCING ACTIVITIES	(6,220)	(898)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(12,917)	3,888
Cash and cash equivalents at beginning of period	107,365	63,712
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,448	$59,824

Supplemental Disclosure
Interest Paid	$16,770	$20,614
Income Taxes Paid	$855	$1,415
Non cash transfers of loans to Other Real Estate Owned	$8,137	$8,009

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its holdings in 1st Investors Title, LLC), Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, which was 52% owned by us through September 30, 2009 at which time we sold 3% of the company. The results of 1st Investors Title, LLC are consolidated into our results through September 30, 2009, the date of the sale. We now have a 49% ownership in 1st Investors Title, LLC and no longer consolidate their results into the results of the Company in accordance with generally accepted accounting principles. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.

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

NOTE 2 – GOODWILL

Changes in the carrying amount of goodwill are as follows:

	(In Thousands of Dollars)
	2010	2009
Balance at January 1	$35,513	$35,603
Write down of goodwill from branch sale	0	(90)
Balance at September 30	$35,513	$35,513

The $90,000 write down of goodwill in 2009 relates to the sale of our Auburn branch. The sale transaction in its entirety resulted in a modest gain on sale over and above the amount of the goodwill write-off.

During the third quarter, Firstbank Corporation retained Austin Associates, LLC (“Austin”) to perform a goodwill impairment analysis. The valuation date was July 31, 2010. The steps that Austin utilized in a Step 1 valuation test included the reporting unit and the appropriate standard and level of value, the calculation of fair value and the comparison of fair value to carrying value. Austin determined that Firstbank Corporation was the relevant reporting unit to be valued. The standard of value used in the valuation was fair value.  Austin’s interpretation of this definition is that it is the value of ownership of the specific business with consideration of synergies, efficiencies and other value enhancing factors. The appropriate level of value used was controlling interest level. This is consistent with allowing for synergies and other factors as described previously and also considers premiums where appropriate. The appraisal methodology utilized by Austin includes the following valuation approaches:

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

Austin used the individual valuation results to calculate their estimate of the fair value of common equity. This figure was then compared to the carrying value of equity to determine whether the Step 1 test had passed or failed. In its findings, Austin Associates determined that the fair value of Firstbank’s common equity was $100.0 million, below its carrying value of $114.5 million on the testing date. As required by generally accepted accounting principles, since the Step 1 test did not pass, it was necessary to complete a Step 2 test.

In the Step 2 test, Austin determines the implied value of goodwill compared with Firstbank’s carrying value of goodwill. In the Step 2 test, if the implied amount of goodwill exceeds the carrying amount, then no goodwill impairment charge is required. To determine the implied value of goodwill, Austin estimated the fair value of Firstbank’s identifiable assets less liabilities. The difference is the net identifiable assets of the company.

Austin used a variety of methods to determine the fair value of Firstbank’s assets and liabilities, including: recent transactions data, discounted cash flows, and market price indications. Assets reviewed consisted of: loans, investments, and other real estate owned, while liabilities reviewed included: deposits and borrowed funds. After completing this re-valuation exercise, the fair value of Firstbank’s common equity determined in Step 1 above, was subtracted from the estimated net identifiable assets to determine the implied fair value of goodwill. Based on the analysis, Austin concluded that the implied fair value of goodwill exceeded the carrying value; therefore, no goodwill impairment charge was required at this time. Whole bank sale transactions at a premium to tangible book value in the market place play an important role in the determination of fair value of the company. Changes in the pricing of future whole bank sales could negatively affect future valuation and result in goodwill impairment at a future date.

NOTE 3- NONPERFORMING LOANS AND ASSETS

Nonperforming Loans and Assets

The following table summarizes nonaccrual and past due loans at the dates indicated:

(Dollars in thousands)
	September 30,	December 31,
	2010	2009
Nonperforming loans:
Nonaccrual loans	$28,511	$30,677
Loans 90 days or more past due and still accruing	5,009	3,221
Restructured loans	1,786	7,106
Total nonperforming loans	$35,306	$41,004

Other Real Estate	$9,020	$7,425

Nonperforming loans as a percent of total loans*	3.36%	3.66%
Nonperforming loans plus Other Real Estate as a percent of total loans* plus Other Real Estate	4.18%	4.29%
Nonperforming assets as a percent of total assets	3.00%	3.27%

Analysis of the Allowance for Loan Losses

(Dollars in Thousands)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$20,588	$16,668	$19,114	$14,594
Charge-offs	(3,100)	(2,853)	(7,743)	(7,956)
Recoveries	172	157	732	470
Net charge-offs	(2,928)	(2,696)	(7,011)	(7,486)
Provision for loan losses	3,066	2,821	8,623	9,685
Balance at end of period	$20,726	$16,793	$20,726	$16,793

Average total loans* outstanding during the period	$1,065,850	$1,123,737	$1,088,666	$1,136,671
Allowance for loan loss as a percent of total loans*	1.97%	1.49%	1.97%	1.49%
Allowance for loan loss as a percent of nonperforming loans	59%	51%	59%	51%
Net Charge-offs^ as a percent of average loans*	1.10%	0.96%	0.88%	0.88%

*All loan ratios exclude loans held for sale
^Annualized

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$94,448	$94,448	$107,365	$107,365
FDIC insured bank certificates of deposit	10,419	10,419	10,250	10,250
Trading account securities	23	23	2,828	2,828
Securities available for sale	232,529	232,529	146,680	146,680
Federal Home Loan Bank stock	9,084	9,084	9,084	9,084
Loans held for sale	1,932	1,932	578	578
Loans, net	1,031,120	1,009,514	1,102,493	1,101,500
Accrued interest receivable	5,297	5,297	4,421	4,421
Financial Liabilities:
Deposits	(1,172,251)	(1,169,607)	(1,149,063)	(1,135,093)
Securities sold under agreements to repurchase and overnight
borrowings	(39,617)	(39,617)	(39,409)	(39,409)
Federal Home Loan Bank advances	(72,100)	(74,575)	(100,263)	(104,356)
Accrued interest payable	(1,882)	(1,882)	(2,195)	(2,195)
Subordinated debentures	(36,084)	(37,389)	(36,084)	(38,114)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and variable rate loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk based on historical losses on similar loan pools. For deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of the product.

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at September 30, 2010 and December 31, 2009.

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
September 30, 2010
Securities available for sale
Treasury Notes	$12,525	$25	$0	$12,550
U.S.Government Agency Bonds	89,904	962	0	90,866
U.S. Government Agency CMOs	91,357	1,197	(13)	92,541
Municipal Securities	34,414	611	(71)	34,954
Other Securities	1,620	0	(2)	1,618
Total Securities available for sale	$229,820	$2,795	$(86)	$232,529

The following table’s present information about our assets measured at fair value on a recurring basis at September 30, 2010, and valuation techniques used by us to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that we have the ability to access. Securities for Level 1 include, Treasury Notes, Government Sponsored Agency Bonds, Municipal Bonds, and Corporate Notes.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Level 3 Securities include local Municipal Bonds where market pricing is not available, trust preferred securities issued by banks, and other miscellaneous investments.

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2010
Securities available for sale
Treasury Notes	$12,550	-	-	$12,550
U.S.Govenment Agency Bonds	90,866	-	-	90,866
U.S. Government Agency CMOs	-	92,541	-	92,541
Municipal Securities	24,915	-	10,039	34,954
Other Securities	32	-	1,586	1,618
Total Securities available for sale	$128,363	$92,541	$11,625	$232,529

Trading equity securities	$23	-	-	$23

December 31, 2009
Securities available for sale
Treasury Notes	$1,002	-	-	$1,002
U.S.Govenment Agency Bonds	98,183	-	-	98,183
U.S. Government Agency CMOs	-	10,339	-	10,339
Municipal Securities	27,954	-	5,866	33,820
Other Securities	1,643	-	1,693	3,336
Total Securities available for sale	$128,782	$10,339	$7,559	$146,680

Trading equity securities	$2,828	-	-	$2,828

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2010	2009
Balance at beginning of year	$7,559	$7,880
Total realized and unrealized gains/(losses) included in income	(150)	0
Total unrealized gains/(losses) included in other comprehensive income	56	0
Purchases of securities	5,097	1,712
Sales of securities	(397)	0
Calls and maturities	(540)	(808)
Net out of Level 3	0	(250)
Balance at end of period	$11,625	$8,534

The Level 3 assets that were held at September 30, 2010 are carried at historical cost unless a better fair value can be determined.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the nine month period ended September 30, 2010
Impaired loans	$29,587	-	-	$29,587	$(5,563)
Other Real Estate Owned	$9,020	-	-	$9,020	$(1,431)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $5,563,000 in losses indicated in the table above was charged to the allowance for loan losses, while the $1,431,000 was charged to earnings through other non-interest expense on the income statement.

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings per share
Net income	$1,324	$1,217	$2,920	$2,792
Preferred dividends	413	413	1,238	1,101
Income available to common shareholders	$911	$804	$1,682	$1,691
Weighted average common shares outstanding	7,776,000	7,678,000	7,757,000	7,639,000

Basic Earnings per Share	$0.12	$0.10	$0.22	$0.22

Earnings per share assuming dilution
Net income	$1,324	$1,217	$2,920	$2,792
Preferred dividends	413	413	1,238	1,101
Income available to common shareholders	911	$804	$1,682	$1,691
Weighted average common shares outstanding	7,776,000	7,678,000	7,757,000	7,639,000
Add dilutive effect of assumed exercises of options	2,000	0	1,000	0
Weighted average common and dilutive
potential common shares outstanding	7,778,000	7,678,000	7,758000	7.639.000

Diluted Earnings per Share	$0.12	$0.10	$0.22	$0.22

Stock options and stock warrants for 1,042,695 shares for the three and nine month periods of 2010, and stock options and warrants for 1,057,307 shares for the three and nine month periods of 2009, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries: 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc. and its holdings in 1ST Investors Title, LLC), (through September 30, 2009), Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Financial Condition

The Michigan and national economies, while showing some signs of improvement, were operating well below optimal levels during the third quarter. Michigan continues to have one of the highest unemployment rates in the nation, a seasonally adjusted rate of 13.1% as of August 31, with continued high foreclosure rates and low demand for manufactured products. Nonperforming assets were $4.1 million lower compared with year end, as restructured loans which are in conformance with their new terms caused this category of nonperforming loans to be lower by $5.3 million and nonaccrual loans declined $2.2 million. Partially offsetting these improvements were increases in 90 day past due loans of $1.8 million and Other Real Estate Owned of $1.6 million. We believe nonperforming loans will continue to be elevated in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

During the first nine months of 2010, total assets decreased $4.5 million, or 0.3%, with cash and cash equivalents decreasing $12.9 million, or 12.0%.  Securities available for sale increased $85.8 million, or 58.5%, from year end 2009, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities and lack of loan demand. As a result of the soft loan demand, ending total portfolio loan balances decreased $69.8 million, or 6.2%, and quarterly average total loans were 5.2% lower in the third quarter of 2010 when compared with the fourth quarter of 2009.

Residential mortgages decreased $9.1 million, or 2.4%, from year end 2009 as pay down on loans exceeded our ability to generate replacement balances. Real estate construction loans also decreased $9.0 million, or 10.5%, during the first nine months of 2010. Commercial and commercial real estate loans were $45.4 million, or 7.7%, lower at September 30 when compared with year end 2009 as weak loan demand from qualified borrowers was unable to keep pace with principal pay downs.

Net charge-offs of loans were $2.9 million in the third quarter compared with $2.6 million in the second quarter of 2010 and $2.7 in the third quarter of 2009. The ratio of net charge-offs of loans (annualized) to average loans was 1.10% in the third quarter of 2010 compared to 0.95% in the second quarter and 0.96% in the third quarter of 2009. On a year to date basis, net charged-off loans were $7.0 million, or 0.88% (annualized), this year compared with $7.5 million, or 0.88%, a year ago.

At September 30, 2010, the allowance as a percentage of average outstanding loans was 1.97% compared with 1.49% at the same point a year earlier and 1.70% at year end 2009. Non-performing loans as a percent of total loans was 3.36% at September 30, 2010, compared with 2.69% a year earlier, and 3.66% at year end 2009. Nonperforming loans decreased $5.7 million, primarily due to a lower level of restructured loans,  and other real estate owned increased $1.6 million compared with year end numbers. Despite the current elevated levels of these measures, our overall asset quality compares favorably too many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $23.2 million, or 2.0% when compared with year end 2009 balances. Within the deposit base, interest bearing demand account balances increased $29.1 million, or 11.4%, savings balances increased $28.7 million, or 16.5%, and time balances decreased $42.7 million, or 7.7%. Within time balances, wholesale CDs were $11.4 million lower than year end, while core market CDs were down $31.3 million. Given our current low levels of loan demand, both core CD’s and wholesale CD’s were allowed to mature without replacement. Non-interest bearing demand account balances were $8.1 million, or 4.9% higher than year end.

For the nine month period ended September 30, 2010, Federal Home Loan Bank advances and notes payable were down $28.2 million, or 28.1% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement. Securities sold under agreements to repurchase and overnight borrowings were basically unchanged, increasing $208,000, or 0.5%, due to normal fluctuations in customer cash flows.

Total shareholders’ equity increased $2.7 million from year end. Net income of $2,920,000 and common stock issuances of $304,000 increased shareholders’ equity, while common and preferred stock dividends of $1,779,000 decreased shareholders’ equity. Accumulated other comprehensive income increased $1.2 million from year end. Common stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ common equity was $15.01 at September 30, 2010, increasing from $14.77 at December 31, 2009. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $10.20 at the end of the third quarter of 2010, increasing from $9.79 at year end 2009. Shareholders’ common equity per share calculations excludes preferred stock of $32.7 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at September 30, 2010	$145,955	$145,955	$158,741
Required Regulatory Capital	58,959	40,718	81,435
Capital in Excess of Regulatory Minimums	86,996	105,237	77,306

Capital Ratios at September 30, 2010	9.90%	14.34%	15.59%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the third quarter of 2010. At the end of the third quarter our total risk based capital ratio was 15.59% compared with 14.21% at year end 2009. Tier 1 capital and tier 1 leverage ratios were 14.34% and 9.90% compared with 13.00% and 10.05% at year end 2009. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end as higher risk weighted loans ran off and were replaced with lower risk weighted investments. The decline in the leverage ratio was due to a higher level of average assets as cash and the investment portfolio pushed up average assets. As of September 30, all of our affiliate banks continue to meet the “Well Capitalized” regulatory definition.

Results of Operations

Three Months Ended September 30, 2010

For the third quarter of 2010, net income was $1,324,000, basic and diluted earnings per share were $0.12, compared with net income of $937,000, and $0.07 basic and diluted per share for the second quarter of 2010, and net income of $1,217,000, $0.10 basic and diluted earnings per share, for the third quarter of 2009. Net income available to shareholders was $911,000 in the current quarter compared with $525,000 in the second quarter of the year and $804,000 in the third quarter of 2009. This year’s third quarter was once again, heavily impacted by a $3.1 million charge to loan loss provision, as well as $771,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $64.8 million, or 5.2%, when the third quarter of 2010 is compared to the same quarter a year ago. This was due primarily to an increase in interest-bearing balances held at the Federal Reserve and securities available for sale, offsetting a decline in loan balances. Compared with the previous quarter, earning assets increased $9.3 million, or 0.7%. The yield on earning assets decreased 45 basis points, to 5.38%, for the quarter ended September 30, 2010, compared to 5.83% for the same quarter a year ago, and was nine basis points lower when compared with the second quarter of 2010. The cost of funding related liabilities also decreased, falling 39 basis points when comparing this year’s third quarter to the same period a year ago, from 1.88% in 2009, to 1.49% in 2010. Compared with the prior quarter, the cost of funding related liabilities fell by 16 basis points. Since the decrease in the cost of funds relative to earning assets was less than the decrease in the yield on earning assets, the net interest margin decreased six basis points from last year’s third quarter to 3.89% in the current quarter. The net interest margin increased seven basis points when compared to the previous quarter. Net interest income increased $500,000 to $13.1 million in the third quarter of 2010 compared with the same period of 2009, as the increase in earning assets resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the third quarter, interest reversals associated with loans moving to nonaccrual status were $99,000 compared with $97,000 in the same quarter a year ago and $196,000 in the second quarter of 2010.

The provision for loan losses increased $245,000 when the third quarter of 2010 is compared to the same quarter of 2009. Provision for loan losses was $3.1 million in this year’s third quarter compared with $2.8 million in the third quarter of 2009. Compared with the second quarter of this year, the provision for loan losses was unchanged. In the third quarter of the year we continued to see several types of previously performing loans deteriorate. This includes loans to borrowers who had been making payments as agreed but now have become unable to sustain those payments as the economy continued to struggle. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses by $138,000 more than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.3 million in the third quarter, compared with $3.0 million in the third quarter of 2009 and $2.4 million in the second quarter of 2010. Compared with 2009’s third quarter, gains on sale of mortgages were $950,000, or 86.1% higher, primarily due to an increase in mortgage refinancing resulting from the current low interest rate environment. Also effecting non interest income was lower other income, which was down $573,000 compared with last year’s third quarter, mainly due to the sale of our armored car business and losses on the sale of OREO property that exceeded last year’s third quarter by $117,000. As a result of our sale of the armored car business, other income will be lower by $200,000 to $250,000 per quarter.

Total non-interest expense decreased $289,000, or 2.6%, when comparing the three month periods ended September 30, 2010 and 2009 and was primarily due to lower expenses due to the sale of our armored car business. Our non-interest expenses will be $200,000 to $250,000 per quarter lower due to the sale of 1st Armored. Compared with the second quarter of the year, non-interest expense was $195,000, or 2.1% higher, mainly due to higher OREO expenses which were up $305,000.

Federal Income tax expense was $1,048,000 in the third quarter of 2010, compared with $303,000 in the third quarter last year and of $311,000 in the second quarter of 2010. The increase was driven by both higher pre-tax earnings, and a $425,000 deferred tax impairment charge. The impairment charge relates to the capital loss on the company’s bank stock portfolio, which it no longer believes will recover in value or be offset with capital gains from other activities, therefore, the capital loss is unlikely to be deductible.

Nine Months Ended September 30, 2010

For the first nine months of 2010, net income was $2.9 million, basic and diluted earnings per share were $0.22, compared with net income of $2.8 million and $0.22 basic and diluted per share for the first nine months of 2009. Net income available to common shareholders was $1,682,000 in 2010’s first three quarters compared with net income of $1,691,000 in the year ago period. The first nine months of the year was heavily impacted by a $8.6 million charge to loan loss provision, as well as $2.1 million in expense relating to other real estate owned. The charge to loan loss provision was necessary as we identified additional loans for which the borrowers had exhausted their sources of repayment, or the value of the supporting collateral had declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $56.3 million, or 4.2%, when the first nine months of 2010 is compared to the same period a year ago. This is due primarily to an increase in interest-bearing balances held at the Federal Reserve and securities available for sale, offsetting declines in loan balances. The yield on earning assets decreased 40 basis points, to 5.45%, for the nine months ended September 30, 2010, compared to 5.85% for the same period a year ago. The cost of funding related liabilities also decreased, falling 43 basis points when comparing this year’s first nine months to the same period a year ago, from 2.05% in 2009, to 1.62% in 2010. Since the decrease in the cost of funds relative to earning assets was larger than the decrease in the yield on earning assets, the net interest margin increased four basis points from last year’s first nine months to 3.83% in the current year.  Net interest income increased $2.0 million to $38.1 million for the first three quarters of 2010 compared with the same period of 2009, as the increase in earning assets and the higher net interest margin both contributed to higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period. During the first nine months of this year, interest reversals associated with loans moving to nonaccrual status were $431,000 compared with $524,000 in the same period a year ago.

The provision for loan losses decreased $1.1 million when the first nine months of 2010 is compared to the same period of 2009. Provision for loan losses was $8.6 million in this year’s first three quarters compared with a provision for loan losses of $9.7 million in the first three quarters of 2009. In the first nine months of the year we continued to see several types of previously performing loans deteriorate. This includes loans to borrowers who had been making payments as agreed but now have become unable to sustain those payments as the economy continued to struggle. We also identified loans where the value of the underlying loan collateral continued to decline.  After a detailed review of these loans, it was determined that some of them should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to increase our provision for loan losses by $1.6 million more than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $7.9 million in the nine month period of 2010, compared with $11.3 million in the same period of 2009. Compared with 2009’s first nine months, gains on sale of mortgages were lower by $3.4 million, primarily due to a decrease in mortgage refinancing resulting from new regulatory restrictions on making residential mortgages and a high level of mortgage refinancing in the first half of 2009. Other factors affecting non-interest income in the current year compared to last year were higher mortgage servicing income which was up $609,000 on fewer write downs of servicing rights. Other income was $532,000 lower primarily due to the sale of our armored car subsidiary.

Total non-interest expense decreased $1.3 million , or 3.8%, when comparing the nine month periods ended September 30, 2010 and 2009 and was primarily due to lower salary and benefits of $927,000, lower occupancy of $546,000 and decreased FDIC insurance premiums of $419,000. Expense control initiatives put in place have resulted in savings in the salary and benefits and occupancy areas, along with reduced costs on a comparative basis associated with the sale of our armored car business. FDIC premiums were down on a comparative basis due to a special assessment charged to all banks in 2009. Partially offsetting these benefits were higher OREO expenses of $818,000 resulting from a higher level of write downs on properties in the OREO portfolio and higher costs of maintaining the properties.

Federal Income tax expense was $1.4 million in the first three quarters of 2010, compared with tax expense of $479,000 in the same time frame last year. The change in expense was mainly due to a higher effective tax rate in the current year and a $485,000 deferred tax assets impairment charge related to capital losses that we no longer believe we will be able to deduct on our tax returns.

Liquidity

At September 30, 2010, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $94 million, a decrease of $12.9 million, or 12.0%, compared with year end 2009. This decrease was primarily the result of reinvestment of funds into available for sale securities and a $28.2 million net pay down of Federal Home Loan Bank advances. Our securities available for sale increased $85.8 million from year end 2009, providing an additional source of liquidity should it be necessary. The additional liquidity was primarily derived from increased deposits of $23.2 million and loan pay downs of approximately $69.8 million.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $46 million, $82 million, and $60 million, respectively.  Our banks also have access to funds through brokered CD markets.

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

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 3, 2010, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2010 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION
(Registrant)

Date: November 3, 2010	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	/s/ Samuel G. Stone
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