Form 10-K
period 2010-12-31
FIRSTBANK CORP
filed 2011-03-16
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2633910
(State of Incorporation)	(I.R.S. Employer Identification No.)

311 Woodworth Avenue
Alma, Michigan	48801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12-b-2).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

Aggregate Market Value as of June 30, 2010:  $32,781,781
Common stock outstanding at February 28, 2011:  7,810,987 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2010, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 25, 2011 are incorporated by reference in Part III.

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

Firstbank Corporation (“We” or the “Corporation”) is a bank holding company. We own all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Firstbank – St. Johns, Keystone Community Bank, Firstbank – West Michigan, and FBMI Risk Management Services, Inc. (a captive insurance company).

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

Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 80% of total revenue in 2010, 78% in 2009, and 89% in 2008. Non-interest revenue accounted for approximately 14% of total revenue in 2010, 17% in 2009, and 5% in 2008. Interest on securities accounted for approximately 6% of total revenue 2010 and 5% in 2009, and 6% in 2008. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

Firstbank – Alma is a Michigan state chartered bank.  It and its predecessors have operated continuously in Alma, Michigan since 1880.  Its main office and one branch are located in Alma.  Firstbank – Alma also has one full service branch located in each of the following communities near Alma:  Ashley,  Ithaca, Merrill, Pine River Township, St. Charles, St. Louis and Vestaburg. Firstbank – Alma Mortgage Company, a subsidiary of the bank, was established in 2001.

Firstbank (Mount Pleasant) is a Michigan state chartered bank which was incorporated in 1894.  Its main office and one branch are located in Mount Pleasant, Michigan.  Firstbank (Mount Pleasant) also has two full service branches in each of Union Township and Lakeview, and one full service branch located in each of the following communities near Mount Pleasant:  Clare, Shepherd, Cadillac, Howard City, Morley, Remus, Canadian Lakes, and Winn.  Firstbank Mortgage Company, a subsidiary of the bank, was established in 2001.

Firstbank – West Branch is a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan.  Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch:  Fairview, Hale, Higgins Lake, Prescott, Rose City, St. Helen and West Branch Township.  Firstbank – West Branch owns Firstbank - West Branch Mortgage Company (a subsidiary of the bank, established in 2001). Firstbank West Branch also owns 48% of First Investors Title, LLC which is a title insurance provider.

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

The following table shows comparative information concerning our subsidiary banks at December 31, 2010:

	Firstbank – Alma	Firstbank (Mt. Pleasant)	Firstbank – West Branch	Firstbank – St. Johns	Keystone	Firstbank - West Michigan
	(In Thousands of Dollars)

Assets	$255,795	$393,962	$244,025	$94,578	$267,025	$199,085
Deposits	$207,745	$346,653	$185,894	$82,811	$210,993	$158,824
Loans	$149,197	$289,292	$195,455	$68,585	$202,591	$126,460

As of December 31, 2010 we employed 435 persons on a full-time equivalent basis.

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

SUPERVISION AND REGULATION

Banks and bank holding companies are extensively regulated. We are a bank holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch, Firstbank – St. Johns, Keystone Community Bank and Firstbank – West Michigan are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Regulation.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation (“FDIC”), the Commissioner of the Michigan Office of Financial and Insurance Regulation ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Troubled Assets Relief Program (TARP).  Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

On January 30, 2009, we participated in the CPP and issued $33 million in capital in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury received warrants to purchase 578,947shares of our common stock at an exercise price of $8.55 per share.  The warrants are immediately exercisable, in whole or in part, over a term of 10 years.  Going forward, the warrants will be included in our diluted average common shares outstanding in periods when the effect of their inclusion is dilutive to earnings per share.

Federal Deposit Insurance Coverage.   EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the "Dodd-Frank Act") made this increase in the insurance limit permanent.  Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts and the Dodd-Frank Act extended this coverage through December 31, 2012.

Financial Stability Plan.    On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system and earmarks the balance of the unused funds originally authorized under the EESA. The core elements of the plan include making  capital injections in certain qualifying institutions, a consumer and business lending initiative to fund new loans, and creating a public-private investment fund to buy troubled assets.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks, including participants in the TARP Capital Purchase Program.

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

Homeowner Affordability and Stability Plan.  On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The Treasury has issued extensive guidance on the scope and mechanics of various components of HASP.

Dodd-Frank Act.  On July 21, 2010, the President signed the Dodd-Frank Act in law.  This new federal law includes the following:

•	the creation of a new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;
•
the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission (the "SEC");
•	a provision that will broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000;
•
a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard;

•
a provision that will require bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	new restrictions on how mortgage brokers and loan originators may be compensated.

When implemented, these provisions may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  Many aspects of the new law are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Future Legislation.  Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Such future legislation regarding financial institutions may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending on whether any such potential legislation is introduced and enacted. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or results of operations.

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

In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to our subsidiary banks and to commit resources to support our subsidiary banks in circumstances where we might not do so absent such policy.  The Dodd-Frank Act codified this policy as a statutory requirement.

In addition, if the Commissioner deems one or more of our subsidiary bank's capital to be impaired, the Commissioner may require our subsidiary bank to restore its capital by a special assessment upon us as the bank's sole shareholder.  If we were to fail to pay any such assessment, the directors of the applicable bank would be required, under Michigan law, to sell the shares of the bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank's capital.

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

The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act.  In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

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

Included in our Tier 1 capital as of December 31, 2010, is $36.1 million of trust preferred securities (classified on our balance sheet as "Subordinated Debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

Dividends on our common stock may be paid only in accordance with the terms and restrictions of the TARP Capital Purchase Program.  Prior to January 30, 2012 (unless we have redeemed all of the shares of the Series A Convertible Preferred Stock prior to that date), the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on or repurchase of common stock other than (i) regular quarterly cash dividends of not more than $0.225 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, or (ii) dividends payable solely in shares of our common stock,

Federal Securities Regulation.  Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under those statutes and related regulations.

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

Deposit Insurance.  As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories (Risk Categories I, II, III and IV), based upon their respective levels of capital and results of supervisory evaluation.

Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits.  However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of  deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) is set at an annual rate of between 5 and 9 basis points.  The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rate for institutions with at least $10 billion in assets and certain "highly complex institutions" is set at an annual rate of between 5 and 35 basis points.  These initial base assessment rates are adjusted to determine an institution's final assessment rate based on its brokered deposits and unsecured debt.  In addition, the rates are subject to a new depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain "highly complex institutions."

On December 15, 2010, the FDIC established 2.0% as the Designated Reserve Ratio ("DRR"), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to partially offset the effect of the increase in the DRR on institutions with assets less than $10 billion.

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $4.6 million at December 31, 2010 and will be expensed over the assessment period (through the fourth quarter of 2012).  The actual expense over the assessment periods will be different from this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.

In addition, our banks elected to participate in the FDIC's Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC. Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.25% or less (after June 30, 2010), and in Interest on Lawyers Trust Accounts (IOLTA) had a temporary unlimited guarantee from the FDIC.  This temporary coverage expired on December 31, 2010. The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts. This coverage applies to all insured depository institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

FICO Assessments.  Our subsidiary banks, as members of the DIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be approximately 0.011% of deposits.

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

As of December 31, 2010, each of our subsidiary banks' ratios exceeded minimum requirements for the well capitalized category.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Regulation, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2010:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation – Consolidated	10.02%	14.68%	15.94%
Firstbank – Alma	7.51%	13.93%	15.18%
Firstbank (Mount Pleasant)	8.73%	11.85%	13.10%
Firstbank – West Branch	8.64%	12.30%	13.56%
Firstbank – St. Johns	8.25%	11.40%	12.67%
Keystone Community Bank	9.18%	11.10%	12.38%
Firstbank – West Michigan	8.76%	14.08%	15.36%

The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements for a well capitalized bank on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
	(In Thousands of Dollars)

Capital Balances at December 31, 2010	$146,619	$146,619	$159,222
Well Capitalized Regulatory Capital Required	73,148	59,922	99,870
Capital in Excess of Regulatory Well Capitalized	$73,471	$86,697	$59,352

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

Investment Portfolio

The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31
	2010	2009	2008
Taxable
Treasury Note	$12,530	$1,002	$0
US Government Agencies	82,897	98,183	64,102
States and Political Subdivisions	8,667	1,241	1,622
Mortgage Backed Securities	110,542	10,339	9,446
Corporate and Other	1,647	3,338	6,047

Total Taxable	216,283	114,103	81,217

Tax-Exempt
States and Political Subdivisions	39,420	32,577	31,656
Total	$255,703	$146,680	$112,873

Analysis of Investment Securities Portfolio

The following table shows, by class of maturities at December 31, 2010, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)
	(In Thousands of Dollars)
Treasury Note
One Year or Less	$12,530	0.53%
Total	$12,530	0.53%
U.S. Agencies:
One Year or Less	$15,316	1.54%
Over One Through Five Years	50,364	1.62%
Over Five Years Through Ten Years	17,217	4.56%
Total	$82,897	2.22%
State and Political Subdivisions:
One Year or Less	$7,976	2.24%
Over One Through Five Years	26,467	2.54%
Over Five Through Ten Years	8,392	4.07%
Over Ten Years	5,252	4.72%
Total	$48,087	2.99%

Mortgage Backed Securities
One Year or Less	$766	5.26%
Over One Through Five Years	5,354	2.32%
Over Five Through Ten Years	43,083	3.01%
Over Ten Years	61,339	2.82%
Total	$110,542	2.89%

Corporate and Other:
One Year or Less	$1,647	0.00%
Total	$1,647	0.00%

TOTAL	$255,703	2.55%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.

(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

The following table presents the loans outstanding at December 31st for the years ended:

	2010	2009	2008	2007	2006
	(In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural	$164,413	$192,096	$184,455	$219,080	$194,810
Commercial Real Estate	373,996	398,416	391,572	311,494	286,249
Real Estate Mortgages	354,007	377,261	403,695	387,222	284,137
Real Estate Construction	81,016	85,229	103,206	126,027	81,218
Consumer	59,543	69,735	75,296	78,107	63,106

Total	$1,032,975	$1,122,737	$1,158,224	$1,121,930	$909,520

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2010.  Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)

Commercial and Agricultural	$81,919	$75,858	$6,636	$64,413
Real Estate Construction	37,056	29,969	13,991	81,016

Total	$118,975	$105,827	$20,627	$245,429

Loans Due after One Year:
With Pre-determined Rate		$74,298	$10,287	$84,585
With Adjustable Rates		31,529	10,340	41,869

Total		$105,827	$20,627	$126,454

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2010	2009	2008	2007	2006
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$3,565	$3,576	$6,511	$7,339	$813
Commercial Real Estate	16,868	22,945	9,817
Real Estate Mortgages	5,745	3,821	2,986	3,032	847
Consumer	184	335	268	83	108
Total	26,362	30,677	19,582	10,454	1,768

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	0	183	1,447	161	753
Commercial Real Estate	18	408	663	571	14
Real Estate Mortgages	573	2,504	2,790	2,170	1,597
Consumer	15	126	82	259	121
Total	606	3,221	4,982	3,161	2,485

Renegotiated Loans:
Commercial and Agricultural	36	3,566	110	374	0
Commercial Real Estate	5,768	1,980	0	0	0
Real Estate Mortgages	4,252	1,560	165	165	0
Consumer	0	0	0	4	0
Total	10,056	7,106	275	543	0

Total Nonperforming Loans	37,024	41,004	24,839	14,158	4,253

Property from Defaulted Loans	8,316	7,425	5,382	3,153	1,700

Total Nonperforming Assets	$45,340	$48,429	$30,221	$17,311	$5,953

Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

The amount of interest income on the above loans that was included in net income for the period ended December 31, 2010, was $1,010,000. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $1,778,000 in gross interest income would have been recorded.

Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 2010 we had $121,317,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

At December 31, 2010, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2010.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2010	2009	2008	2007	2006

Balance at Beginning of Period	$19,114	$14,594	$11,477	$9,966	$11,559
Allowance of acquired banks	0	0	0	2,346	0
Charge-Offs:
Commercial and Agricultural	8,073	7,422	3,451	2,231	1,910
Residential Real Estate Mortgages	2,788	2,231	1,350	510	157
Consumer	1,102	1,532	1,014	682	627
Total Charge-Offs	11,963	11,185	5,815	3,423	2,694
Recoveries:
Commercial and Agricultural	326	557	252	157	86
Residential Real Estate Mortgages	216	128	93	25	21
Consumer	394	349	331	393	227
Total Recoveries	936	1,034	676	575	334
Net Charge-Offs	11,027	10,151	5,139	2,848	2,360
Provision for Loan Losses	13,344	14,671	8,256	2,013	767
Balance at End of Period	$21,431	$19,114	$14,594	$11,477	$9,966

Net Charge-Offs as a Percent of Average Loans	1.05%	.90%	.45%	.28%	.26%

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

Allocation of the Allowance for Loan Losses

The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2010		2009		2008		2007		2006
(In Thousands of Dollars)
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and Agricultural	$3,024	16%	$3,640	17%	$10,621	16%	$8,696	20%	$7,944	21%
Real Estate Mortgages	17,109	78%	13,942	77%	2,644	77%	833	73%	627	72%
Consumer	1,162	6%	1,525	6%	1,169	7%	1,272	7%	811	7%
Unallocated*	136		7		160		676		584

Total	$21,431	100%	$19,114	100%	$14,594	100%	$11,477	100%	$9,966	100%

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

Average Deposits

The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Average Balance:	(In Thousands of Dollars)
Non-interest-bearing Demand Deposits	$170,823		$153,962		$147,804
Interest-bearing Demand Deposits	274,570	0.64%	236,087	0.71%	221,732	1.35%
Other Savings Deposits	194,855	0.58%	163,249	0.60%	156,326	1.16%
Other Time Deposits	529,947	2.43%	511,269	3.17%	498,443	4.15%
Total Average Deposits	$1,170,195	1.58%	$1,064,567	2.07%	$1,024,305	2.91%

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2010, was as follows (In Thousands of Dollars):

Three Months or Less	$41,202
Over Three Through Six Months	28,462
Over Six Through Twelve Months	76,337
Over Twelve Months	66,795
Total	$212,796

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended:

	2010	2009	2008
Financial Ratios:
Return on Average Total Assets	0.25%	0.19%	0.05%
Return on Average Equity	2.56%	1.86%	0.61%
Average Equity to Average Total Assets	9.87%	10.09%	8.38%
Dividend Payout Ratio	16.47%	113.80%	435.73%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2010, which consist of the following:

(In Thousands of Dollars)	2010	2009	2008
Amounts Outstanding at the End of the Year	$ 41,328	$ 39,409	$ 52,917

Weighted Average Interest Rate at the End of the Year	.19%	.29%	.34%

Longest Maturity	1/1/11	1/1/10	1/1/09

Maximum Amount Outstanding at any Month End During Year	$ 46,477	$ 50,148	$ 54,151

Approximate Average Amounts Outstanding During the Year	$ 40,338	$ 44,933	$ 42,111

Approximate Weighted Average Interest Rate for the Year	.24%	.30%	1.78%

The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 1A.	Risk Factors.

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

There Can Be No Assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act Will Stabilize the U.S. Economy and Financial System

The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock.  We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan and lease losses  may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future.  The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

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

We are a holding company and substantially all of our assets are held by our banks.  Our ability to continue to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our banks.  Dividend payments or extensions of credit from our banks are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our banks.  The ability of our banks to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures and preferred stock have not been made.  We are also subject to dividend restrictions in connection with our participation in the Capital Purchase Program. We cannot assure you that our banks will be able to pay dividends to us in the future.

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

ITEM 1B.	Unresolved Staff Comments.

There are no unresolved SEC comments with respect to reports filed by the Corporation under the Securities Exchange Act of 1934.

ITEM 2.	Properties.

Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 51 banking offices throughout central  and southwestern Michigan, most of which are full service facilities. Our subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, St. Johns, Kalamazoo and Ionia. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

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

William L. Benear (age 64) became President & CEO of Firstbank – West Michigan in August 2008. Mr. Benear became executive vice president of Firstbank – West Michigan in February of 2008. Mr. Benear has been a Vice President of the Corporation since 2000. Prior to joining the West Michigan staff, Mr. Benear was President & CEO of Firstbank – Lakeview since January of 2000.

David L. Miller (age 45) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank - Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

Douglas J. Ouellette (age 44) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007.  Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005.

Daniel H. Grenier (age 57) became President & CEO of Firstbank – West Branch and Vice President of the Corporation in January 2010. Mr. Grenier joined Firstbank – West Branch in 1987. Prior to his appointment as President & CEO, Mr. Grenier served as Executive Vice President for Firstbank – West Branch.

Richard D. Rice (age 51) was named a Vice President of the Corporation in April 2004.  Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003.  From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America).  Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

Thomas O. Schlueter (age 53) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005.  From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999.  Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

Samuel G. Stone (age 65) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

Thomas R. Sullivan (age 60) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

James E. Wheeler, II (age 51) was appointed President & CEO of Firstbank – Alma in January 2000, and a director of Firstbank – St. Johns in January 2010.  Mr. Wheeler has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The information under the caption “Common Stock Data” on page 21 in the registrant’s annual report to shareholders for the year ended December 31, 2010, is here incorporated by reference.

ITEM 6.	Selected Financial Data.

The information under the heading “Financial Highlights” on page 4 in the registrant’s annual report to shareholders for the year ended December 31, 2010, is here incorporated by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 22 in the registrant’s annual report to shareholders for the year ended December 31, 2010, is here incorporated by reference.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 13 through 15 and “Quantitative and Qualitative Disclosure About Market Risk” on pages 17 and 18 in the registrant’s annual report to shareholders for the year ended December 31, 2010, is here incorporated by reference.

ITEM 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements, management's report on internal controls, and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

Consolidated Balances Sheets at December 31, 2010 and 2009

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes In Shareholders' Equity
for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Note 27 - Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 25, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 25, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.

The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2010 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)           Management’s Report on Internal Controls over Financial Reporting.

As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 23 of the registrant’s annual report to shareholders for the year ended December 31, 2010, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2010, its system of internal control over financial reporting was effective.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)           Changes in Internal Controls.

During the quarter ended December 31, 2010, there were no significant changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2010.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information under the captions “Board of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 26, 2010, is here incorporated by reference.

The Board of Directors of the Corporation has determined that Edward B. Grant, a director and member of the Audit Committee, qualifies as an "Audit Committee Financial Expert" as defined in rules adopted by the Securities and Exchange Committee pursuant to the Sarbanes-Oxley Act of 2002.

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

Information contained under the captions “Director Compensation”, “Compensation Discussion and Analysis”, Executive Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2011, is here incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 25, 2011, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.  We had the following equity compensation plans at December 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	454,745	$16.55	80,557

Equity compensation plans not approved by security holders	0	-	0

Total	454,745	$16.55	80,557

These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors and Attendance at Meetings” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2011, is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information set forth under the heading “Relationship with Independent Certified Public Accountants” on pages 29 and 30 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 25, 2011, is hereby incorporated by reference.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)           Financial Statements.

The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2010, in Item 8:

Page Number in
Statement or Report	Annual Report

Reports of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets as of December 31, 2010 and 2009	25
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	26
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008	27
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	28
Notes to Consolidated Financial Statements	29-53

The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2010.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 28, 2011.

FIRSTBANK CORPORATION

By:	/s/ Thomas R. Sullivan	By:	/s/ Samuel G. Stone
Thomas R. Sullivan		Samuel G. Stone
President & Chief Executive Officer		Executive Vice President & Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

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

Signature	Date

/s/ Thomas R. Sullivan	February 28, 2011
Thomas R. Sullivan, Principal Executive Officer and a Director

/s/ Samuel G. Stone	February 28, 2011
Samuel G. Stone, Principal Financial and Accounting Officer

/s/ Thomas D. Dickinson	February 28, 2011
Thomas D. Dickinson, Director

/s/ David W. Fultz	February 28, 2011
David W. Fultz, Director

/s/ Jeff A. Gardner	February 28, 2011
Jeff A. Gardner, Director

/s/ William E. Goggin	February 28, 2011
William E. Goggin, Director

/s/ Edward B. Grant	February 28, 2011
Edward B. Grant, Director

/s/ David D. Roslund	February 28, 2011
David D. Roslund, Director

/s/ Samuel A. Smith	February 28, 2011
Samuel A. Smith, Director

Number	Exhibit

3(a)	Restated Articles of Incorporation of Firstbank Corporation, incorporated by reference to the Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

3(b)	Bylaws. Previously filed as exhibit 3.2 to the Form 8K dated January 30, 2009. Here incorporated by reference.

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

10(k)*
Form of Restricted Stock Agreement for 2006 Stock Compensation Plan, filed as exhibit 10(k) to registrant’s Annual Report on form 10-K for the year ended December 31, 2009. Here incorporated by reference.

10(l)*
Form of waiver executed by the Corporation and each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Dale A. Peters, and James E. Wheeler II, incorporated by reference to Exhibit 10.3 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

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

12	Ratio of Earning to Fixed Charges

13
2010 Annual Report to Shareholders.  (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).  This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement dated March 25, 2011, relating to the April 25, 2011 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR subsection 30.15.

99.2	Firstbank Corporation 401(k) Plan Performance Table.

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

Firstbank Corporation 401(k) Plan Performance Table.