Form 10-Q
period 2011-03-31
FIRSTBANK CORP
filed 2011-05-10
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No    X

Common stock outstanding at April 30, 2011:  7,834,499 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 18

Item 4.	Controls and Procedures	Page 19

PART II.	OTHER INFORMATION

Item 4.	[removed and reserved]

Item 5.	Other Information	Page 19

Item 6.	Exhibits	Page 19

SIGNATURES		Page 20

EXHIBIT INDEX		Page 21

i

FIRSTBANK CORPORATION
              CONSOLIDATED BALANCE SHEETS
           AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)
UNAUDITED

	March 31, 2011	December 31, 2010

ASSETS
Cash and due from banks	$23,707	$25,322
Short term investments	74,074	48,216
Total Cash and cash equivalents	97,781	73,538

FDIC insured bank time certificates of deposit	5,674	10,405
Trading account securities	19	13
Securities available for sale	276,022	255,703
Federal Home Loan Bank stock	8,203	8,203
Loans held for sale	27	1,355
Loans, net of allowance for loan losses of $21,347 at March 31, 2011
and $21,431 at December 31, 2010	994,193	1,010,189
Premises and equipment, net	25,461	25,431
Goodwill	35,513	35,513
Core deposit and other intangibles	1,960	2,145
Other real estate owned	7,922	8,316
Accrued interest receivable and other assets	26,724	27,532

TOTAL ASSETS	$1,479,499	$1,458,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$187,349	$185,191
Interest bearing accounts:
Demand	308,236	293,900
Savings	236,137	210,239
Time	485,997	494,453
Total Deposits	1,217,719	1,183,783

Securities sold under agreements to repurchase and overnight borrowings	42,623	41,328
Federal Home Loan Bank advances	25,628	40,658
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	7,879	8,062
Total Liabilities	1,329,933	1,309,915

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,770	32,763
Common stock; 20,000,000 shares authorized, 7,814,097 shares issued
and outstanding ( 7,803,816 at December 31, 2010 )	115,320	115,224
Retained earnings	1,020	295
Accumulated other comprehensive income	456	146
Total Shareholders’ Equity	149,566	148,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,479,499	$1,458,343

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2011 AND 2010
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
Interest Income:	2011	2010
Interest and fees on loans	$15,646	$17,021
Securities
Taxable	1,011	716
Exempt from Federal Income Tax	293	309
Short term investments	39	53
Total Interest Income	16,989	18,099
Interest Expense:
Deposits	3,049	4,278
FHLB advances and other borrowing	281	1,130
Subordinated Debt	367	367
Total Interest Expense	3,697	5,775
Net Interest Income	13,292	12,324
Provision for loan losses	3,011	2,491
Net Interest Income after provision for loan losses	10,281	9,883
Non-interest Income:
Service charges on deposit accounts	1,092	1,097
Gain on sale of mortgage loans	568	370
Mortgage servicing, net of amortization	28	126
Gain/(loss) on trading account securities	6	23
Gain/(loss) on securities	(8)	55
Other	359	593
Total Non-interest Income	2,045	2,264
Non-interest Expense:
Salaries and employee benefits	5,270	5,460
Occupancy and equipment	1,424	1,490
FDIC insurance premium	543	545
Amortization of intangibles	185	210
Outside professional services	263	218
Advertising and promotions	264	221
Other real estate owned costs	580	844
Other	2,233	2,439
Total Non-interest Expense	10,762	11,427

Income before federal income taxes	1,564	670
Federal income taxes	349	11
NET INCOME	$1,215	$659

Preferred stock dividends and accretion of discount on preferred stock	420	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$795	$239

COMPREHENSIVE INCOME
Net Income	$1,215	$659
Change in unrealized gain on securities, net of tax and reclassification effects	310	(41)
TOTAL COMPREHENSIVE INCOME	$1,525	$618

Basic Earnings Per Share	$0.10	$0.03
Diluted Earnings Per Share	$0.10	$0.03
Dividends Per Share	$0.01	$0.05

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED
               MARCH 31, 2011 AND 2010
                (Dollars in thousands)
                UNAUDITED

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,215	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,011	2,491
Depreciation of premises and equipment	542	592
Net amortization of security premiums/discounts	923	231
Loss/(Gain) on trading account securities	(6)	(23)
Loss/(Gain) on securities transactions	8	(55)
Amortization and impairment of intangibles	185	210
Stock option and stock grant compensation expense	33	33
Gain on sale of mortgage loans	(568)	(370)
Proceeds from sales of mortgage loans	18,076	13,393
Loans originated for sale	(16,180)	(13,543)
Deferred federal income tax expense/(benefit)	160	(21)
(Increase)/decrease in accrued interest receivable and other assets	801	853
Increase/(decrease) in accrued interest payable and other liabilities	(183)	(655)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,017	3,795

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	553	5,841
Proceeds from maturities and calls of securities available for sale	27,121	19,749
Purchases of securities available for sale	(43,723)	(53.421)
Proceeds from sale of fixed assets	1	1,018
Net (increase)/decrease in portfolio loans	12,149	18,991
Proceeds from sale of other real estate owned	917	1,285
Net purchases of premises and equipment	(573)	(648)
NET CASH USED IN INVESTING ACTIVITIES	(3,555)	(7,185)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	33,936	7,340
Increase/(decrease) in securities sold under agreements to repurchase and other short term borrowings	1,295	4,341
Repayment of Federal Home Loan Bank borrowings	(15,030)	(13,017)
Proceeds from Federal Home Loan Bank borrowings	0	7,000
Cash proceeds from issuance of common stock, net	70	135
Cash dividends-preferred stock	(412)	(413)
Cash dividends-common stock	(78)	(386)
NET CASH USED IN FINANCING ACTIVITIES	19,781	5,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	24,243	1,610
Cash and cash equivalents at beginning of period	73,538	107,365
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,781	$108,975

Supplemental Disclosure
Interest Paid	$3,665	$5,580
Income Taxes Paid	$725	$0
Non cash transfers of loans to Other Real Estate Owned	$836	$3,042

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its 48% ownership in 1st Investors Title, LLC, Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, which we have a 48% minority interest. The results of 1st Armored are consolidated into our results through March 31, 2010, the date of the sale. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

Effect of Newly Issued but not yet Effective Accounting Standards

In April 2011, the FASB issued, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends FASB ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications. The standard provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date of implementation is for the first interim or annual period ending after June 15, 2011 to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption, with early application allowed. As a result of the clarifying guidance, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. In respect of such receivables, disclosure is required of (1) the total recorded investment in such receivables, and (2) the related allowance for credit losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, the effective date is for the first interim or annual period beginning on or after June 15, 2011 to be applied prospectively. We are analyzing the impact of the standard and will adopt the requirements in the third quarter of 2011.

NOTE 2- NONPERFORMING LOANS AND ASSETS

The following table shows the distribution of our loan portfolio in the manner that we break down the loan portfolio for use in our analysis of the determination of our loan loss allowance. This presentation differs somewhat by loan category from classification of loans presented elsewhere in our regulatory reports and within this report. The differences primarily relate to how we analyze real estate loans internally for the adequacy of the loan loss allowance, which is different from how we are required to report them for regulatory purposes.

Loans at period end were as follows:
(In Thousands of Dollars)	March 31, 2011	December 31, 2010
Commercial & Industrial
Pass loans	$140,454	$143,882
Watch loans	14,391	12,714
Special mention loans	3,570	4,262
Substandard loans	1,849	1,560
Impaired loans	961	3,424
Doubtful loans	0	141
Restructured loans	82	36
Total Commercial & Industrial	161,307	166,019

Commercial Real Estate
Pass loans	388,256	394,699
Watch loans	51,480	50,596
Special mention loans	29,483	31,324
Substandard loans	8,536	8,450
Impaired loans	18,333	15,987
Doubtful loans	433	881
Restructured loans	7,259	5,768
Total Commercial Real Estate	503,780	507,705

First lien residential mortgage loans
Performing loans	191,264	192,084
Loans > 60 days past due	557	2,102
Nonaccrual loans	4,767	5,189
Restructured loans	4,362	4,252
Total First lien residential mortgage loans	200,950	203,627

Junior lien residential mortgage loans
Performing loans	73,413	75,562
Loans > 60 days past due	100	148
Nonaccrual loans	0	556
Total Junior lien residential mortgage loans	73,513	76,266

Consumer Loans
Performing loans	75,685	77,531
Loans > 60 days past due	108	288
Nonaccrual loans	197	184
Total Consumer Loans	75,990	78,003

Total Loans	$1,015,540	$1,031,620

Allowance for Loan Losses

The allowance for loan losses is determined based on management’s estimate of losses incurred within the loan portfolio. We rely on historical loss rates in conjunction with our judgment of the current environment to determine the appropriate level for the allowance at the end of each reporting period. The loan portfolio is segmented into five loan types: commercial and industrial loans, commercial real estate loans; consumer loans; residential mortgages – first liens; and residential mortgage – junior liens. These segments are further segmented by credit quality classifications. For commercial and industrial loan and commercial real estate loans, these segments are based on our loan grading system described previously in Note 1 of our annual report dated December 31, 2010. For consumer and residential mortgage loans, loans are segmented based on delinquency and nonaccrual categories. All loan segments also contain a separate category for restructured loans, if they exist.

Commercial and industrial and commercial real estate loans graded as pass or watch, are assigned a unique pooled loss rate based on historical losses incurred over the prior three years. The losses are weighted for each year, with the most recent 12 month period receiving a higher weight and the oldest 12 month period receiving a lower weight in the calculation of the historical loss. We then adjust the calculated historical loss rate up or down based on current environmental factors. These adjustments include items such as current unemployment rates, changes in the value of underlying collateral, and other observable items that indicate trends in asset quality. The current outstanding balance for each of these grades is then multiplied by the adjusted historical loss factor to determine the amount of allowance for loan losses to reserve on that pool of loans.

Loans graded special mention or substandard use a shorter 12 month loss history to determine the loss rate. Losses over the preceding 12 month period are divided by the average balance outstanding of substandard and impaired loans to determine a historical loss rate. That calculated historical loss rate is multiplied by a migration rate (rate at which special mention loan move to a more severe risk category) to determine the loss rate for special mention loans. The calculated historical loss rate, without adjustment for migration, is used for substandard loans.

Loans graded as impaired or restructured are reviewed individually for reserves. A specific reserve is established within the allowance for the difference between the carrying value of the loan and its calculated value. To determine the value of the loan, the present value of expected cash flows, the collateral value, or some combination of the two is used. The specific reserve is established as the difference between the carrying value of the loan and the calculated value.

For consumer and residential loan segments, loans that are current, or less than 60 days past due are each assigned a historical loss factor as described above for commercial pass and watch loans. For loans that are more than 60 days or more past due, a loss factor is determined based on charge offs within the last 12 months, divided by the sum of the average balance of loans 60 days or more past due and nonaccrual loans. These loss factors are multiplied by the outstanding balances in each segment at the end of the reporting period to determine the amount of allowance for loan loss.

After each of the steps outlined above is completed, the results are aggregated and compared with the existing balance of the allowance for loan losses. If the resulting calculation is greater than the balance, the allowance for loan losses is increased through a charge to earnings on the provision for loan losses line. If the resulting balance is below the current balance of the allowance for loan losses, a reversal of the provision for loan losses is recorded.

Activity in the allowance for loan losses was as follows:

(In Thousands of Dollars)
For the three months ended March 31,	2011	2010
Beginning balance	$21,431	$19,114
Provision for loan losses	3,011	2,491
Loans charged off	(3,288)	(1,808)
Recoveries	193	324
Ending balance	$21,347	$20,121

As of March 31, key measurements of the allowance for loan losses were as follows:

(In Thousands of Dollars)	2011	2010
Average total loans* outstanding during the period	$1,025,310	$1,108,023
Allowance for loan loss as a percent of total loans*	2.10%	1.83%
Allowance for loan loss as a percent of nonperforming loans	58%	57%
Net Charge-offs^ as a percent of average loans*	1.21%	0.54%

*All loan ratios exclude loans held for sale                ^ Annualized

Analysis of the allowance for loan losses for the current and prior year to date periods is as follows:

(In Thousands of Dollars)
2011	Beginning Balance	Charged off	Recoveries	Provision	Ending Balance
Commercial & Industrial
Pass loans	$1,392			(36)	$1,356
Watch loans	194			43	237
Special mention loans	240			33	273
Substandard loans	386			197	583
Impaired loans	661	(645)	112	102	230
Doubtful loans	115	(115)		0	0
Restructured loans	36			47	83
Total Commercial & Industrial	3,024	(760)	112	386	2,762

Commercial Real Estate
Pass loans	4,210			8	4,218
Watch loans	700			23	723
Special mention loans	1,339			230	1,569
Substandard loans	1,439			334	1,773
Impaired loans	3,900	(1,427)	4	1,129	3,606
Doubtful loans	188	(128)	0	37	97
Restructured loans	599			52	651
Total Commercial Real Estate	12,375	(1,555)	4	1,813	12,637

First lien residential mortgage loans
Performing loans	1,737			201	1,938
Loans > 60 days past due	631			(436)	195
Nonaccrual loans	1,523	(461)	4	572	1,638
Restructured loans	69			182	251
Total First lien residential mortgage loans	3,960	(461)	4	519	4,022

Junior lien residential mortgage loans
Performing loans	563			(48)	515
Loans > 60 days past due	44			(11)	33
Nonaccrual loans	167	(331)	0	164	0
Total Junior lien residential mortgage loans	774	(331)	0	105	548

Consumer Loans
Performing loans	902			14	916
Loans > 60 days past due	159			(105)	54
Nonaccrual loans	101	(181)	73	115	108
Total Consumer Loans	1,162	(181)	73	24	1,078

Unallocated Allowance	136	0	0	164	300

Total	$21,431	$(3,288)	$193	$3,011	$21,347

(In Thousands of Dollars)
2010	Beginning Balance	Charged off	Recoveries	Provision	Ending Balance
Commercial & Industrial
Pass loans	$1,920			(378)	$1,542
Watch loans	309			(71)	238
Special mention loans	662			(261)	401
Substandard loans	590			947	1,537
Impaired loans	159	(754)	92	1,018	515
Doubtful loans	0			0	0
Restructured loans	0			0	0
Total Commercial & Industrial	3,640	(754)	92	1,255	4,233

Commercial Real Estate
Pass loans	4,067			(310)	3,757
Watch loans	708			16	724
Special mention loans	910			30	940
Substandard loans	1,519			(38)	1,481
Impaired loans	3,269	(56)	1	1,197	4,411
Doubtful loans	0			0	0
Restructured loans	0			0	0
Total Commercial Real Estate	10,473	(56)	1	895	11,313

First lien residential mortgage loans
Performing loans	1,392			(7)	1,385
Loans > 60 days past due	648			(505)	143
Nonaccrual loans	462	(571)	93	590	574
Restructured loans	0			0	0
Total First lien residential mortgage loans	2,502	(571)	93	78	2,102

Junior lien residential mortgage loans
Performing loans	558			53	611
Loans > 60 days past due	242			(161)	81
Nonaccrual loans	167	(86)	0	(45)	36
Total Junior lien residential mortgage loans	967	(86)	0	(153)	728

Consumer Loans
Performing loans	1,178			(50)	1,128
Loans > 60 days past due	179			(120)	59
Nonaccrual loans	168	(341)	138	228	193
Total Consumer Loans	1,525	(341)	138	58	1,380

Unallocated Allowance	7	0	0	358	365

Total	$19,114	$(1,808)	$324	$2,491	$20,121

Age Analysis of Past Due Loans

(In thousands of dollars)
At March 31, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Accruing Loans
Commercial and Industrial	$153,110	$2,983	$88	$16	$3,087	$156,197
Commercial Real Estate	354,446	3,560	1,484	160	5,204	359,650
Residential Mortgages 1st Liens	340,525	2,439	266	291	2,996	343,521
Residential Mortgages Junior Liens	73,285	137	65	35	237	73,522
Consumer	57,298	553	66	42	661	57,959
Total	$978,664	$9,672	$1,969	$544	$12,185	$990,849
At December 31, 2010
Commercial and Industrial	$159,532	$916	$400	$0	$1,316	$160,848
Commercial Real Estate	352,615	3,514	981	18	4,513	357,128
Residential Mortgages 1st Liens	349,086	1,025	1,529	573	3,127	352,213
Residential Mortgages Junior Liens	74,934	628	148	0	776	75,710
Consumer	58,368	703	273	15	991	59,359
Total	$994,535	$6,786	$3,331	$606	$10,723	$1,005,258

Impaired loans were as follows:
(In Thousands of Dollars)	March 31, 2011	December 31, 2010
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$252	$833
Commercial Real Estate	12,014	7,713
Residential Mortgages 1st Liens	9,129	8,789
Residential Mortgages Junior Liens	0	556
Consumer	197	184
Total	$21,592	$18,075

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$791	$2,768
Commercial Real Estate	14,011	14,923
Residential Mortgages 1st Liens	0	652
Residential Mortgages Junior Liens	0	0
Consumer	0	0
Total	$14,802	$18,343

Amount of the allowance for loan losses allocated	$4,667	$5,529

Average of impaired loans during the period
Commercial and Industrial	$2,272	$5,051
Commercial Real Estate	22,662	21,341
Residential Mortgages 1st Liens	9,820	6,218
Residential Mortgages Junior Liens	286	312
Consumer	161	256
Total	$35,201	$33,178

	March 31, 2011	March 31, 2010
Interest income recognized during impairment	$145	$77
Cash-basis interest income recognized	$21	$54

Nonperforming Loans were as follows:
(In Thousands of Dollars)	March 31, 2011	December 31, 2010

Nonaccrual loans at period end
Commercial and Industrial	$961	$3,565
Commercial Real Estate	18,766	16,868
Residential Mortgages 1st Liens	4,767	5,189
Residential Mortgages Junior Liens	0	556
Consumer	197	184
Total nonaccrual loans	$24,691	$26,362

Restructured and accruing loans
Commercial and Industrial	$82	$36
Commercial Real Estate	7,259	5,768
Residential Mortgages 1st Liens	4,472	4,252
Total restructured loans	$11,813	$10,056

Loans past due over 90 days still on accrual at period end
Commercial and Industrial	$16	$0
Commercial Real Estate	160	18
Residential Mortgages 1st Liens	291	573
Residential Mortgages Junior Liens	35	0
Consumer	42	15
Total loans past due 90 days and on accrual at period end	$544	$606

Total nonperforming loans	$35,848	$37,024

NOTE 3 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$97,781	$97,781	$73,538	$73,538
FDIC insured bank certificates of deposit	5,674	5,674	10,405	10,405
Trading account securities	19	19	13	13
Securities available for sale	276,022	276,022	255,703	255,703
Federal Home Loan Bank stock	8,203	8,203	8,203	8,203
Loans held for sale	27	27	1,355	1,355
Loans, net	994,193	970,387	1,010,189	987,800
Accrued interest receivable	5,175	5,175	4,689	4,689
Financial Liabilities:
Deposits	(1,217,719)	(1,206,163)	(1,183,783)	(1,173,030)
Securities sold under agreements to repurchase and overnight
borrowings	(42,623)	(42,623)	(41,328)	(41,328)
Federal Home Loan Bank advances	(25,628)	(27,522)	(40,658)	(42,684)
Accrued interest payable	(1,467)	(1,467)	(1,467)	(1,467)
Subordinated debentures	(36,084)	(36,933)	(36,084)	(37,051)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at March 31, 2011 and December 31, 2010.

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
March 31, 2011
Securities available for sale
Treasury Notes	$6,003	$6	$0	$6,009
U.S.Government Agency Bonds	107,014	508	(253)	107,269
U.S. Government Agency CMOs	107.899	638	(318)	108,219
Municipal Securities	52,778	335	(283)	52,830
Other Securities	1,637	65	(7)	1,695
Total Securities available for sale	$275,331	$1,552	$(861)	$276,022

December 31, 2010
Securities available for sale
Treasury Notes	$12,513	$17	$0	$12,530
U.S.Government Agency Bonds	82,395	632	(130)	82,897
U.S. Government Agency CMOs	110.645	591	(694)	110,542
Municipal Securities	48,278	255	(446)	48,087
Other Securities	1,650	0	(3)	1,647
Total Securities available for sale	$255,481	$1,495	$(1,273)	$255,703

The following table’s present information about our assets measured at fair value on a recurring basis at March 31, 2011, and valuation techniques used by us to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that we have the ability to access. Securities for Level 1 include, Treasury Notes, Government Sponsored Agency Bonds, and Corporate Notes.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 securities consist of Government Sponsored Agency Backed Collateralized Mortgage Obligation and Municipal Securities.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Level 3 Securities include local Municipal Securities where market pricing is not available, trust preferred securities issued by banks, and other miscellaneous investments.

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2011
Securities available for sale
Treasury Notes	$6,009	0	0	$6,009
U.S.Govenment Agency Bonds	107,269	0	0	107,269
U.S. Government Agency CMOs	0	108,219	0	108,219
Municipal Securities	0	43,114	9,716	52,830
Other Securities	99	0	1,596	1,695
Total Securities available for sale	$113,377	$151,333	$11,312	$276,022

Trading equity securities	$19	$0	$0	$19

December 31, 2010
Securities available for sale
Treasury Notes	$12,530	0	0	$12,530
U.S.Govenment Agency Bonds	82,897	0	0	82,897
U.S. Government Agency CMOs	0	110,542	0	110,542
Municipal Securities	0	38,371	9,716	48,087
Other Securities	530	0	1,117	1,647
Total Securities available for sale	$95,957	$148,913	$10,833	$255,703

Trading equity securities	$13	$0	$0	$13

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2011	2010
Balance at beginning of year	$10,833	$7,559
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	(14)	0
Purchases of securities	0	99
Sales of securities	0	0
Calls and maturities	(7)	0
Net transfers in/out of Level 3	500	0
Balance at March 31 of each year	$11,312	$7,658

The Level 3 assets that were held at March 31, 2011 are carried at historical cost unless a better fair value can be determined.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three month period ended March 31,
2011
Impaired loans	$36,394	0	0	$36,394	$(2,314)
Other Real Estate Owned	$7,922	0	0	$7,922	$(358)

2010
Impaired loans	$33,940	0	0	$33,940	$(615)
Other Real Estate Owned	$8,658	0	0	$8,658	$(438)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $2,314,000 in losses indicated in the table above was charged to the allowance for loan losses, while the $358,000 was charged to earnings through other non-interest expense on the income statement.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2011	2010
Earnings per share
Net income	$1,215	$659
Preferred dividends and accretion of discount	420	420
Income available to common shareholders	$795	$239
Weighted average common shares outstanding	7,807,000	7,737,000

Basic Earnings per Share	$0.10	$0.03

Earnings per share assuming dilution
Net income	$1,215	$659
Preferred dividends and accretion of discount	420	420
Income available to common shareholders	$795	$239
Weighted average common shares outstanding	7,807,000	7,737,000
Add dilutive effect of assumed exercises of options	3,000	1,000
Weighted average common and dilutive
potential common shares outstanding	7,810,000	7,738,000

Diluted Earnings per Share	$0.10	$0.03

Stock options and stock warrants for 1,033,692 shares for the three month period of 2011, and stock options and warrants for 1,062,993 shares for the three month period of 2010, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries: 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc. and its 48% holdings in 1ST Investors Title, LLC), Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Subequent Events

Subsequent to March 31, 2011, we have negotiated the sale of two non performing participation loans back to the lead bank. These two loan participations represent $2.2 million of the nonaccrual loans reported in Note 2 to the financial statements contained within this report. The agreement is pending execution as of the filing of this report. When the agreement is executed, which we expect to occur in the second quarter, we will accept a discount on the book value of these loans of approximately 30%. The transaction will cause us to record a charge off in the second quarter of approximately $700,000, which was fully reserved for at March 31 and therefore will not directly affect our second quarter loan loss provision expense. The information in Note 2 to the financial statements presented in this report does not reflect the impact of this pending agreement.

Financial Condition

The Michigan and national economies, have begun to show some signs of improvement over the past six months, but continued to operate below optimal levels during the first quarter. Michigan’s unemployment rate and has improved slowly from a seasonally adjusted rate of 14.1% in of the third quarter of 2009, to 10.3% in March of 2011. This stubbornly high unemployment continues to result in a higher than traditional level of problem loans. Real estate values continue to be depressed, also contributing to higher loan losses Nonperforming assets were $0.6 million lower compared with year end, as restructured loans which are in conformance with their new terms caused this category of nonperforming loans to be higher by $1.6 million, nonaccrual loans declined $1.7 million, and loans 90 days or more past due decreased $62,000. Other Real Estate Owned decreased $393,000. We believe nonperforming loans will continue to be elevated in the near term due to current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

During the first three months of 2011, total assets increased $21.2 million, or 1.5%, with cash and cash equivalents increasing $24.3 million, or 33.0% primarily driven by seasonal increases in deposits. Securities available for sale increased $20.3 million, or 7.9%, from year end 2010, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities and lack of loan demand. As a result of the soft loan demand, ending total portfolio loan balances decreased $16.1 million, or 1.6%, and quarterly average total loans were 1.7% lower in the first quarter of 2011 when compared with the fourth quarter of 2010.

Following is a comparison of loan balances for the quarter and prior year end.

(In Thousands of Dollars)	March 31, 2011	December 31, 2010
Commercial	$162,088	$164,413
Mortgage Loans on Real Estate:
Residential	346,521	352,652
Commercial	373,376	373,996
Construction	75,399	81,016
Consumer	53,232	54,759
Credit Card	4,924	4,784
Subtotal	1,015,540	1,031,620
Less:
Allowance for loan losses	(21,347)	(21,431)
Loans, net	$994,193	$1,010,189

Residential mortgages decreased $6.1 million, or 1.7%, from year end 2010 as pay downs on loans exceeded our ability to generate replacement balances. Real estate construction loans also decreased $5.6 million, or 6.9%, during the first three months of 2011. Commercial and commercial real estate loans were $2.9 million, or 0.5%, lower at March 31 when compared with year end 2010 as weak loan demand from qualified borrowers was unable to keep pace with principal pay downs.

Net charge-offs of loans were $3.1 million in the first quarter compared with $4.0 million in the fourth quarter of 2010 and $1.5 million in the first quarter of 2010. The ratio of net charge-offs of loans (annualized) to average loans was 1.21% in the first quarter of 2011 compared to 1.54% in the fourth quarter and 0.54% in the first quarter of 2010.

At March 31, 2011, the allowance as a percentage of average outstanding loans was 2.10% compared with 1.83% at the same point a year earlier and 2.08% at year end 2010. Non-performing loans as a percent of total loans was 3.64% at March 31, 2011, compared with 3.23% a year earlier, and 3.60% at year end 2010. Nonperforming loans decreased $0.2 million, primarily due to a lower level of nonaccrual loans compared with year end numbers, which was mostly offset by a higher level of restructured loans. Despite the current elevated levels of these measures, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $33.9 million, or 2.9% when compared with year end 2010 balances. Within the deposit base, interest bearing demand account balances increased $14.3 million, or 4.9%, savings balances increased $25.9 million, or 12.3%, and time balances decreased $8.5 million, or 1.7%. Within time balances, wholesale CDs were $6.4 million higher than year end, while core market CDs were down $14.8 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $2.2 million, or 1.2% higher than year end.

For the three month period ended March 31, 2011, Federal Home Loan Bank advances and notes payable were down $15.0 million, or 37.0% from year end, primarily due to cash needs being sufficient to allow Federal Home Loan Bank advances to mature without replacement. Securities sold under agreements to repurchase and overnight borrowings were $1.3 million, or 3.1% higher due to normal fluctuations in customer cash flows.

Total shareholders’ equity increased $1.1 million from year end. Net income of $1,215,000 and common stock issuances of $70,000 increased shareholders’ equity, while common and preferred stock dividends of $490,000 decreased shareholders’ equity. Accumulated other comprehensive income increased $310,000 from year end. Common stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ common equity was $14.95 at March 31, 2011, increasing from $14.82 at December 31, 2010. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $10.15 at the end of the first quarter of 2011, increasing from $10.00 at year end 2010. Shareholders’ common equity per share calculations excludes preferred stock of $32.8 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2011	$147,631	$147,631	$160,212
Required Regulatory Capital	58,057	39,880	79,759
Capital in Excess of Regulatory Minimums	89,574	107,751	80,453

Capital Ratios at March 31, 2011	10.17%	14.81%	16.07%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2011. At the end of the first quarter our total risk based capital ratio was 16.07% compared with 15.94% at year end 2010. Tier 1 capital and tier 1 leverage ratios were 14.81% and 10.17% compared with 14.68% and 10.02% at year end 2010. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end and higher levels of capital in the company. The change in the leverage ratio was mainly due to a higher level of retained capital and a lower level of average assets for the quarter. As of March 31, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

Results of Operations
Three Months Ended March 31, 2011

For the first quarter of 2011, net income was $1,215,000, basic and diluted earnings per share were $0.10, compared with net income of $659,000, and $0.03 basic and diluted per share for the first quarter of 2010, and net income of $843,000, $0.05 basic and diluted earnings per share, for the fourth quarter of 2010. Net income available to shareholders was $795,000 in the current quarter compared with $239,000 in the first quarter of 2010 and $424,000 in the fourth quarter of 2010. This year’s first quarter was once again, heavily impacted by a $3.0 million charge to loan loss provision, as well as $580,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets decreased $0.3 million, when the first quarter of 2011 is compared to the same quarter a year ago. While the change in the level of earning assets from a year ago was small, a decrease in net loan balances of $83 million and a $12 million decrease in short term investments was offset by a $103 million increase in available for sale securities. Compared with the previous quarter, average earning assets decreased $12 million, or 0.9%. The yield on earning assets decreased 34 basis points, to 5.17%, for the quarter ended March 31, 2011, compared to 5.51% for the same quarter a year ago, and was 11 basis points lower when compared with the fourth quarter of 2010. The cost of funding related liabilities also decreased, falling 62 basis points when comparing this year’s first quarter to the same period a year ago, from 1.74% in 2010, to 1.12% in 2011. Compared with the prior quarter, the cost of funding related liabilities fell by 17 basis points. Since the decrease in the cost of funds relative to earning assets was greater than the decrease in the yield on earning assets, the net interest margin increased 28 basis points from last year’s first quarter to 4.05% in the current quarter. The net interest margin increased six basis points when compared to the previous quarter. Net interest income increased $968,000 to $13.3 million in the first quarter of 2011 compared with the same period of 2010, as the increase in net interest margin resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the first quarter of 2011, interest reversals associated with loans moving to nonaccrual status were $99,000 compared with $136,000 in the same quarter a year ago and $210,000 in the fourth quarter of 2010.

The provision for loan losses increased $520,000 when the first quarter of 2011 is compared to the same quarter of 2010. Provision for loan losses was $3.0 million in this year’s first quarter compared with $2.5 million in the first quarter of 2010. Compared with the fourth quarter of last year, the provision for loan losses was $1.7 million lower. In the first quarter of the year we charged down $2.3 million of commercial loans, for which we had specific reserves set aside of $1.6 million in the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly less for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.0 million in the first quarter of 2011, compared with $2.3 million in the first quarter of 2010 and $3.9 million in the fourth quarter of 2010. Compared with 2010’s first quarter, gains on sale of mortgages were $198,000, or 53.5% higher, primarily due to an increase in mortgage refinancing resulting from the current interest rate environment. Also effecting non interest income was lower other income, which was down $234,000 compared with last year’s first quarter, mainly due to the sale of our armored car business.

Total non-interest expense decreased $665,000, or 5.8%, when comparing the three month periods ended March 31, 2011 and 2010 and was primarily due to lower expenses from the sale of our armored car business. Our non-interest expenses were $150,000 lower due to the sale of 1st Armored. Compared with the fourth quarter of last year, non-interest expense was $853,000, or 7.3% lower, mainly due to lower OREO expenses which were down $851,000.

Federal Income tax expense was $349,000 in the first quarter of 2011, compared with $11,000 in the first quarter last year and of $142,000 in the fourth quarter of 2010. The increase was primarily driven by higher pre-tax earnings.

Liquidity

At March 31, 2011, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $98 million, an increase of $24.2 million, or 33%, compared with year end 2010. This increase was primarily the result of a reduction in our loan portfolio and core deposit growth of $16 million and $28 million, respectively. Offsetting these items was an increase in our available for sale investment portfolio of $16 million  and repayment of $15.0 million of Federal Home Loan Bank advances. Our securities available for sale portfolio now stands at $282 million, providing a source of liquidity should it be necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $46 million, $107 million, and $62 million, respectively. Our banks also have access to funds through brokered CD markets.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2010 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 14 and 15 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 15 through 17 in the Corporation’s annual report to shareholders for the year ended December 31, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 13 through 15 and “Quantitative and Qualitative Disclosure About Market Risk” on page 18 in the registrant’s annual report to shareholders for the year ended December 31, 2010, is here incorporated by reference.  Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2010.  Also referenced here is information under the heading “Item 1A. Risk Factors” on pages 15 through 18 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2010.

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

Item 4.  Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures

On May 5, 2011, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2011 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION (Registrant)

Date: May 5, 201	/s/ Thomas R. Sullivan Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2011	/s/ Samuel G. Stone Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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