Form 10-Q
period 2011-06-30
FIRSTBANK CORP
filed 2011-08-10
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________ to ___________ .

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
Large accelerated filer ___   Accelerated filer _    Non-accelerated filer ___   Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X

Common stock outstanding at July 31, 2011: 7,853,844 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 23

Item 4.	Controls and Procedures	Page 25

PART II.	OTHER INFORMATION

Item 4.	[removed and reserved]

Item 5.	Other Information	Page 25

Item 6.	Exhibits	Page 25

SIGNATURES		Page 25

EXHIBIT INDEX		Page 26
Item 1:	Financial Statements (UNAUDITED)

FIRSTBANK CORPORATION
              CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)
UNAUDITED

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$28,124	$25,322
Short term investments	68,594	48,216
Total Cash and cash equivalents	96,718	73,538

FDIC insured bank time certificates of deposit	5,700	10,405
Trading account securities	20	13
Securities available for sale	290,283	255,703
Federal Home Loan Bank stock	7,266	8,203
Loans held for sale	434	1,355
Loans, net of allowance for loan losses of $21,327 at June 30, 2011 and $21,431 at December 31, 2010	984,635	1,010,189
Premises and equipment, net	25,557	25,431
Goodwill	35,513	35,513
Core deposit and other intangibles	1,775	2,145
Other real estate owned	8,469	8,316
Accrued interest receivable and other assets	25,023	27,532

TOTAL ASSETS	$1,481,393	$1,458,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$194,795	$185,191
Interest bearing accounts:
Demand	310,250	293,900
Savings	237,008	210,239
Time	476,267	494,453
Total Deposits	1,218,320	1,183,783

Securities sold under agreements to repurchase and overnight borrowings	46,304	41,328
Federal Home Loan Bank advances	21,543	40,658
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	7,480	8,062
Total Liabilities	1,329,731	1,309,915

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,778	32,763
Common stock; 20,000,000 shares authorized, 7,853,295 shares issued and outstanding ( 7,803,816 at December 31, 2010 )	115,571	115,224
Retained earnings	1,157	295
Accumulated other comprehensive income	2,156	146
Total Shareholders’ Equity	151,662	148,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,481,393	$1,458,343

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2011 AND 2010
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2011	2010
Interest Income:
Interest and fees on loans	$15,571	$16,993
Securities
Taxable	1,319	910
Exempt from Federal Income Tax	280	272
Short term investments	45	50
Total Interest Income	17,215	18,225
Interest Expense:
Deposits	2,945	4,198
FHLB advances and other borrowing	227	988
Subordinated Debt	302	371
Total Interest Expense	3,474	5,557
Net Interest Income	13,741	12,668
Provision for loan losses	4,256	3,066
Net Interest Income after provision for loan losses	9,485	9,602
Non-interest Income:
Service charges on deposit accounts	1,182	1,180
Gain on sale of mortgage loans	413	726
Mortgage servicing, net of amortization	76	63
Gain/(loss) on trading account securities	2	0
Gain/(loss) on securities	(2)	(46)
Other	340	442
Total Non-interest Income	2,011	2,365
Non-interest Expense:
Salaries and employee benefits	5,170	5,249
Occupancy and equipment	1,284	1,369
FDIC insurance premium	499	485
Amortization of intangibles	185	210
Outside professional services	318	291
Advertising and promotions	380	408
Other real estate owned costs	797	466
Other	2,177	2,241
Total Non-interest Expense	10,810	10,719

Income before federal income taxes	686	1,248
Federal income taxes	58	311
NET INCOME	628	$937

Preferred stock dividends and accretion of discount on preferred stock	420	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$208	$517

COMPREHENSIVE INCOME
Net Income	$628	$937
Change in unrealized gain on securities, net of tax and reclassification effects	1,700	758
TOTAL COMPREHENSIVE INCOME	$2,328	$1,695

Basic Earnings Per Share	$0.03	$0.07
Diluted Earnings Per Share	$0.03	$0.07
Dividends Per Share	$0.01	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2011 AND 2010
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30
	2011	2010
Interest Income:
Interest and fees on loans	$31,217	$34,014
Securities
Taxable	2,330	1,626
Exempt from Federal Income Tax	573	581
Short term investments	84	103
Total Interest Income	34,204	36,324
Interest Expense:
Deposits	5,994	8,476
FHLB advances and other borrowing	508	2,118
Subordinated Debt	669	738
Total Interest Expense	7,171	11,332
Net Interest Income	27,033	24,992
Provision for loan losses	7,267	5,557
Net Interest Income after provision for loan losses	19,766	19,435
Non-interest Income:
Service charges on deposit accounts	2,274	2,277
Gain on sale of mortgage loans	981	1,096
Mortgage servicing, net of amortization	104	189
Gain/(loss) on trading account securities	8	23
Gain/(loss) on securities	(10)	9
Other	699	1,035
Total Non-interest Income	4,056	4,629
Non-interest Expense:
Salaries and employee benefits	10,440	10,709
Occupancy and equipment	2,708	2,859
FDIC insurance premium	1,042	1,030
Amortization of intangibles	370	420
Outside professional services	580	509
Advertising and promotions	644	629
Other real estate owned costs	1,378	1,311
Other	4,410	4,679
Total Non-interest Expense	21,572	22,146

Income before federal income taxes	2,250	1,918
Federal income taxes	407	322
NET INCOME	$1,843	$1,596

Preferred stock dividends and accretion of discount on preferred stock	840	840
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,003	$756

COMPREHENSIVE INCOME
Net Income	$1,843	$1,596
Change in unrealized gain on securities, net of tax and reclassification effects	2,010	717
TOTAL COMPREHENSIVE INCOME	$3,853	$2,313

Basic Earnings Per Share	$0.13	$0.10
Diluted Earnings Per Share	$0.13	$0.10
Dividends Per Share	$0.02	$0.06

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED
               JUNE 30, 2011 AND 2010
                (Dollars in thousands)
                UNAUDITED

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,843	$1,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,267	5,557
Depreciation of premises and equipment	1,064	1,155
Net amortization of security premiums/discounts	1,784	697
Loss/(Gain) on trading account securities	(8)	(23)
Loss/(Gain) on securities transactions	10	(9)
Amortization and impairment of intangibles	370	420
Stock option and stock grant compensation expense	67	49
Gain on sale of mortgage loans	(981)	(1,096)
Proceeds from sales of mortgage loans	30,104	37,127
Loans originated for sale	(28,202)	(35,561)
Deferred federal income tax expense/(benefit)	1,035	(214)
(Increase)/decrease in accrued interest receivable and other assets	1,530	5,169
Increase/(decrease) in accrued interest payable and other liabilities	(582)	(2,275)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,301	12,592

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	280	7,471
Proceeds from sale of FHLB stock	937	0
Proceeds from maturities and calls of securities available for sale	73,067	59,581
Purchases of securities available for sale	(101,970)	(138,077)
Proceeds from sale of fixed assets	20	1,029
Net (increase)/decrease in portfolio loans	14,442	29,547
Proceeds from sale of other real estate owned	2,601	2,639
Net purchases of premises and equipment	(1,210)	(1,409)
NET CASH USED IN INVESTING ACTIVITIES	(11,833)	(39,219)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	34,537	13,165
Increase/(decrease) in securities sold under agreements to repurchase and other short term borrowings	4,976	(2,808)
Repayment of Federal Home Loan Bank borrowings	(19,115)	(24,153)
Proceeds from Federal Home Loan Bank borrowings	0	9,000
Cash proceeds from issuance of common stock, net	295	253
Cash dividends-preferred stock	(825)	(825)
Cash dividends-common stock	(156)	(464)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	19,712	(5,832)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	23,180	(32,459)
Cash and cash equivalents at beginning of period	73,538	107,365
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,718	$74,906

Supplemental Disclosure
Interest Paid	$7,405	$11,566
Income Taxes Paid	$975	$255
Non cash transfers of loans to Other Real Estate Owned	$3,845	$5,819

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its 48% ownership in 1st Investors Title, LLC, Firstbank - St. Johns, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 48% minority interest. The results of 1st Armored are consolidated into our results through March 31, 2010, the date of the sale. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

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

In April 2011, the FASB issued an Update related to Transfers and Servicing (Topic 860). The Update changes the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Update also eliminates the requirement to demonstrate that the transferor possess adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The Update is effective in the first quarter of 2012.  We are currently evaluating the impact the Update will have on our financial statements.

In May 2011, the FASB issued an Update related to fair value measurements (Topic 820) and disclosure requirements. The Update results in common fair value measurement and disclosures in US GAAP and IFRS by changing the wording used to describe many of the fair value measurement requirements in US GAAP or to clarify the FASB’s intent about the application of existing fair value measurement requirements. The amendments will be adopted beginning in the first quarter of 2012 and applied to our financial statements prospectively.

In June 2011, the FASB issued an Update on the Presentation of Comprehensive Income (Topic 220).  The Update changes the reporting and presentation of comprehensive income on the face of the financial statements and provides two options of presentation- a single statement including net income and the components of other comprehensive income or two separate statements. The Update eliminates the option of presenting the components of other comprehensive income in the statement of changes in stockholders’ equity and requires reclassification adjustments to be reported on the face of the financial statements, rather than in the footnotes.    The amendments in this Update will be adopted beginning in the first quarter of 2012 and will be applied to our financial statements retrospectively.

NOTE 2- LOANS

The following table shows the distribution of our loan portfolio in the manner that we break down the loan portfolio for use in our analysis of the determination of our loan loss allowance. This presentation differs somewhat by loan category from classification of loans presented elsewhere in our regulatory reports and within this report. These variations primarily relate to how we analyze real estate loans internally for the adequacy of the loan loss allowance, which is different from how we are required to report them for regulatory purposes.

Loans at period end were as follows:
(In Thousands of Dollars)	June 30, 2011	December 31, 2010
Commercial & Industrial
Pass loans	$136,028	$143,882
Watch loans	14,625	12,714
Special mention loans	4,150	4,262
Substandard loans	4,608	1,560
Impaired loans	1,715	3,424
Doubtful loans	329	141
Restructured loans	1,555	36
Total Commercial & Industrial	163,010	166,019

Commercial Real Estate
Pass loans	382,489	394,699
Watch loans	55,391	50,596
Special mention loans	20,879	31,324
Substandard loans	8,001	8,450
Impaired loans	13,171	15,987
Doubtful loans	0	881
Restructured loans	11,962	5,768
Total Commercial Real Estate	491,893	507,705

First lien residential mortgage loans
Performing loans	191,612	192,084
Loans > 60 days past due	1,276	2,102
Nonaccrual loans	4,315	5,189
Restructured loans	4,472	4,252
Total First lien residential mortgage loans	201,675	203,627

Junior lien residential mortgage loans
Performing loans	72,094	75,562
Loans > 60 days past due	230	148
Nonaccrual loans	483	556
Total Junior lien residential mortgage loans	72,807	76,266

Consumer Loans
Performing loans	76,204	77,531
Loans > 60 days past due	182	288
Nonaccrual loans	191	184
Total Consumer Loans	76,577	78,003

Total Loans	$1,005,962	$1,031,620

Allowance for Loan Losses

The allowance for loan losses is determined based on management’s estimate of losses incurred within the loan portfolio. We rely on historical loss rates in conjunction with our judgment of the current environment to determine the appropriate level for the allowance at the end of each reporting period. The loan portfolio is segmented into five loan types: commercial and industrial loans, commercial real estate loans; consumer loans; residential mortgages – first liens; and residential mortgage – junior liens. These segments are further segmented by credit quality classifications. For commercial and industrial loans and commercial real estate loans, these segments are based on our loan grading system described previously in Note 1 of our annual report dated December 31, 2010. For consumer and residential mortgage loans, loans are segmented based on delinquency and nonaccrual categories. All loan segments also contain a separate category for restructured loans, if they exist.

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

For consumer and residential loan segments, loans that are current, or less than 60 days past due are each assigned a historical loss factor as described above for commercial pass and watch loans. For loans that are more than 60 days past due, a loss factor is determined based on charge offs within the last 12 months, divided by the sum of the average balance of loans 60 days or more past due and nonaccrual loans. These loss factors are multiplied by the outstanding balances in each segment at the end of the reporting period to determine the amount of allowance for loan loss.

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

Activity in the allowance for loan losses was as follows:
(In Thousands of Dollars)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$21,347	$20,121	$21,431	$19,114
Provision for loan losses	4,256	3,066	7,267	5,557
Loans charged off	(4,422)	(2,928)	(7,710)	(4,736)
Recoveries	146	329	339	653
Ending balance	$21,327	$20,588	$21,327	$20,588

As of June 30, key measurements of the allowance for loan losses were as follows:
	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2011	2010	2011	2010
Average total loans* outstanding during the period	$1,010,060	$1,090,129	$1,017,685	$1,099,582
Allowance for loan loss as a percent of total loans*	2.11%	1.90%	2.11%	1.90%
Net Charge-offs^ as a percent of average loans*	1.69%	0.95%	1.45%	0.74%

*All loan ratios exclude loans held for sale                                                                                     ^ Annualized

Analysis of the allowance for loan losses for the current and prior year to date periods is as follows:
(In Thousands of Dollars)
Six months ending June 30, 2011	Beginning Balance	Charged off	Recoveries	Provision	Ending Balance
Commercial & Industrial
Pass loans	$1,392			(116)	$1,276
Watch loans	194			(32)	162
Special mention loans	240			(31)	209
Substandard loans	386			40	426
Impaired loans	661	(774)	122	427	436
Doubtful loans	115	(115)		187	187
Restructured loans	36			0	36
Total Commercial & Industrial	3,024	(889)	122	475	2,732

Commercial Real Estate
Pass loans	4,210			808	5,018
Watch loans	700			218	918
Special mention loans	1,339			(455)	884
Substandard loans	1,439			(84)	1,355
Impaired loans	3,900	(4,239)	43	2,985	2,689
Doubtful loans	188	(188)	0	0	0
Restructured loans	599	0	0	133	732
Total Commercial Real Estate	12,375	(4,427)	43	3,605	11,596

First lien residential mortgage loans
Performing loans	1,737			856	2,593
Loans > 60 days past due	631			(121)	510
Nonaccrual loans	1,523	(1,764)	40	1,326	1,125
Restructured loans	69	0	0	375	444
Total First lien residential mortgage loans	3,960	(1,764)	40	2,436	4,672

Junior lien residential mortgage loans
Performing loans	563			(199)	364
Loans > 60 days past due	44			25	69
Nonaccrual loans	167	(113)	0	67	121
Total Junior lien residential mortgage loans	774	(113)	0	(107)	554

Consumer Loans
Performing loans	902			89	991
Loans > 60 days past due	159			(58)	101
Nonaccrual loans	101	(517)	134	387	105
Total Consumer Loans	1,162	(518)	134	418	1,197

Unallocated Allowance	136	0	0	440	576

Total	$21,431	$(7,710)	$339	$7,267	$21,327

(In Thousands of Dollars)
Six months ending June 30, 2010	Beginning Balance	Charged off	Recoveries	Provision	Ending Balance
Commercial & Industrial
Pass loans	$1,920			(206)	$1,714
Watch loans	309			(73)	236
Special mention loans	662			(280)	382
Substandard loans	590			774	1,364
Impaired loans	159	(761)	290	710	398
Doubtful loans	0			0	0
Restructured loans	0			0	0
Total Commercial & Industrial	3,640	(761)	290	925	4,094

Commercial Real Estate
Pass loans	4,067			(620)	3,447
Watch loans	708			(163)	545
Special mention loans	910			340	1,250
Substandard loans	1,519			(358)	1,161
Impaired loans	3,269	(2,255)	15	3,172	4,201
Doubtful loans	0			0	0
Restructured loans	0			0	0
Total Commercial Real Estate	10,473	(2,255)	15	2,371	10,604

First lien residential mortgage loans
Performing loans	1,392			1	1,393
Loans > 60 days past due	648			(44)	604
Nonaccrual loans	462	(949)	116	1,531	1,160
Restructured loans	0			0	0
Total First lien residential mortgage loans	2,502	(949)	116	1,488	3,157

Junior lien residential mortgage loans
Performing loans	558			54	612
Loans > 60 days past due	242			(92)	150
Nonaccrual loans	167	(146)	0	22	43
Total Junior lien residential mortgage loans	967	(146)	0	(16)	805

Consumer Loans
Performing loans	1,178			(150)	1,028
Loans > 60 days past due	179			(27)	152
Nonaccrual loans	168	(625)	232	332	107
Total Consumer Loans	1,525	(625)	232	155	1,287

Unallocated Allowance	7	0	0	634	641

Total	$19,114	$(4,736)	$653	$5,557	$20,588

Age Analysis of Past Due Loans
(In thousands of dollars)
At June 30, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Accruing Loans
Commercial and Industrial	$154,871	$3,181	$1,168	$578	$4,927	$159,798
Commercial Real Estate	345,632	5,629	1,442	772	7,843	353,475
Residential Mortgages 1st Liens	339,190	737	901	404	2,042	341,232
Residential Mortgages Junior Liens	71,372	300	169	0	469	71,841
Consumer	58,699	529	149	33	711	59,410
Total	$969,764	$10,376	$3,829	$1,787	$15,992	$985,756

At December 31, 2010
Commercial and Industrial	$159,532	$916	$400	$0	$1,316	$160,848
Commercial Real Estate	352,615	3,514	981	18	4,513	357,128
Residential Mortgages 1st Liens	349,086	1,025	1,529	573	3,127	352,213
Residential Mortgages Junior Liens	74,934	628	148	0	776	75,710
Consumer	58,368	703	273	15	991	59,359
Total	$994,535	$6,786	$3,331	$606	$10,723	$1,005,258

Impaired loans were as follows:
(In Thousands of Dollars)	June 30, 2011	December 31, 2010
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,812	$833
Commercial Real Estate	14,885	7,713
Residential Mortgages 1st Liens	8,787	8,789
Residential Mortgages Junior Liens	483	556
Consumer	191	184
Total	$26,158	$18,075

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$1,787	$2,768
Commercial Real Estate	10,248	14,923
Residential Mortgages 1st Liens	0	652
Residential Mortgages Junior Liens	0	0
Consumer	0	0
Total	$12,035	$18,343

Amount of the allowance for loan losses allocated	$2,708	$5,529

Average of impaired loans during the 6 month period ended
Commercial and Industrial	$4,352	$5,051
Commercial Real Estate	28,784	21,341
Residential Mortgages 1st Liens	10,552	6,218
Residential Mortgages Junior Liens	638	312
Consumer	239	256
Total	$44,565	$33,178

	June 30, 2011	June 30, 2010
Interest income recognized during impairment	$434	$77
Cash-basis interest income recognized	$25	$54

Performing adjusted loans, past due 90 day loans, and nonaccrual loans were as follows:
(In Thousands of Dollars)	June 30, 2011	December 31, 2010
Performing adjusted loans (Restructured and accruing)
Commercial and Industrial	$1,555	$36
Commercial Real Estate	11,962	5,768
Residential Mortgages 1st Liens	4,472	4,252
Total restructured loans	$17,989	$10,056

Loans past due over 90 days still on accrual at period end
Commercial and Industrial	$578	$0
Commercial Real Estate	772	18
Residential Mortgages 1st Liens	404	573
Residential Mortgages Junior Liens	0	0
Consumer	33	15
Total loans past due 90 days and on accrual at period end	$1,787	$606

Nonaccrual loans at period end
Commercial and Industrial	$2,044	$3,565
Commercial Real Estate	13,171	16,868
Residential Mortgages 1st Liens	4,316	5,189
Residential Mortgages Junior Liens	483	556
Consumer	191	184
Total nonaccrual loans	$20,205	$26,362

Total performing adjusted loans, past due over 90 days loans, and nonaccrual loans	$39,981	$37,024

NOTE 3 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$96,718	$96,718	$73,538	$73,538
FDIC insured bank certificates of deposit	5,700	5,700	10,405	10,405
Trading account securities	20	20	13	13
Securities available for sale	290,283	290,283	255,703	255,703
Federal Home Loan Bank stock	7,266	7,266	8,203	8,203
Loans held for sale	434	434	1,355	1,355
Loans, net	984,635	965,253	1,010,189	987,800
Accrued interest receivable	4,845	4,845	4,689	4,689
Financial Liabilities:
Deposits	(1,218,320)	(1,210,213)	(1,183,783)	(1,173,030)
Securities sold under agreements to repurchase and overnight
borrowings	(46,304)	(46,304)	(41,328)	(41,328)
Federal Home Loan Bank advances	(21,543)	(23,444)	(40,658)	(42,684)
Accrued interest payable	(1,220)	(1,220)	(1,467)	(1,467)
Subordinated debentures	(36,084)	(36,781)	(36,084)	(37,051)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at June 30, 2011 and December 31, 2010.

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
June 30, 2011
Securities available for sale
Treasury Notes	$1,000	$1	$0	$1,001
U.S.Government Agency Bonds	113,962	1,108	(56)	115,014
U.S. Government Agency CMOs	115.277	1,647	(65)	116,859
Municipal Securities	55,173	653	(160)	55,666
Other Securities	1,597	146	0	1,743
Total Securities available for sale	$287,009	$3,555	$(281)	$290,283

December 31, 2010
Securities available for sale
Treasury Notes	$12,513	$17	$0	$12,530
U.S.Government Agency Bonds	82,395	632	(130)	82,897
U.S. Government Agency CMOs	110.645	591	(694)	110,542
Municipal Securities	48,278	255	(446)	48,087
Other Securities	1,650	0	(3)	1,647
Total Securities available for sale	$255,481	$1,495	$(1,273)	$255,703

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2011, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2011
Securities available for sale
Treasury Notes	$1,001	0	0	$1,001
U.S.Govenment Agency Bonds	115,014	0	0	115,014
U.S. Government Agency CMOs	0	116,859	0	116,859
Municipal Securities	0	47,032	8,634	55,666
Other Securities	180	0	1,563	1,743
Total Securities available for sale	$116,195	$163,891	$10,197	$290,283

Trading equity securities	$20	$0	$0	$20

December 31, 2010
Securities available for sale
Treasury Notes	$12,530	0	0	$12,530
U.S.Govenment Agency Bonds	82,897	0	0	82,897
U.S. Government Agency CMOs	0	110,542	0	110,542
Municipal Securities	0	38,371	9,716	48,087
Other Securities	530	0	1,117	1,647
Total Securities available for sale	$95,957	$148,913	$10,833	$255,703

Trading equity securities	$13	$0	$0	$13

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2011	2010
Balance at beginning of year	$10,833	$7,559
Total realized and unrealized gains/(losses) included in income	0	(150)
Total unrealized gains/(losses) included in other comprehensive income	(26)	56
Purchases of securities	3,360	146
Sales of securities	0	(397)
Calls and maturities	(4,470)	(540)
Net transfers in/(out) of Level 3	500	0
Balance at June 30 of each year	$10,197	$6,670

The Level 3 assets that were held at June 30, 2011 are carried at historical cost unless a better fair value can be determined.

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the six month period ended June 30,
2011
Impaired loans	$38,194	0	0	$38,194	$(3,138)
Other Real Estate Owned	$8,469	0	0	$8,469	$(777)

2010
Impaired loans	$34,849	0	0	$34,849	$(2,744)
Other Real Estate Owned	$9,780	0	0	$9,780	$(829)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $3,138,000 loss on impaired loans indicated in the table above, for the six months period ended June 30, 2011, and the $2,744,000 for the six months ended June 30, 2010, were charged to the allowance for loan losses, while the $777,000 and the $829,000 losses, for the six months ended June 30 of 2010 and 2011, in other real estate owned were charged to earnings through other non-interest expense on the income statement.

NOTE 4 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per share
Net income	$628	$937	$1,843	$1,596
Preferred dividends and accretion of discount	420	420	840	840
Income available to common shareholders	$208	$517	$1,003	$756
Weighted average common shares outstanding	7,833,000	7,757,000	7,820,000	7,747,000

Basic Earnings per Share	$0.03	$0.07	$0.13	$0.10

Earnings per share assuming dilution
Net income	$628	$937	$1,843	$1,596
Preferred dividends and accretion of discount	420	420	840	840
Income available to common shareholders	$208	$517	$1,003	$756
Weighted average common shares outstanding	7,833,000	7,757,000	7,820,000	7,747,000
Add dilutive effect of assumed exercises of options	2,000	2,000	2,000	1,000

Weighted average common and dilutive potential common shares outstanding	7,835,000	7,759,000	7,822,000	7,748,000

Diluted Earnings per Share	$0.03	$0.07	$0.13	$0.10

Stock options and stock warrants for 1,033,518 shares for the three month and six month periods of 2011, and stock options and warrants for 1,044,495 shares for the three and six month periods of 2010, were not considered in computing diluted earnings per share because they were anti-dilutive.

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

Subsequent Event

We continually evaluate our unique structure of maintaining separately chartered community banks within our holding company. The holding company structure brings many operating cost efficiencies to the back-room support functions for all of the banks while the separate bank charters with separate legal boards of directors give us an advantage in terms of customer service and community support. There is some added cost of maintaining this structure, and we must always consider the cost versus the benefit. In the last two or three years, the burden of the regulatory process has increased throughout the industry as regulatory agencies are responding to the financial crises and major Wall Street bankruptcies of 2008 and 2009. It has become more difficult to profitably manage our smallest bank, Firstbank – St. Johns, in this environment, and we can identify geographic, market, balance sheet, and growth synergies between Firstbank – St. Johns and Firstbank - Alma. Therefore, the boards of these two banks and the board of our holding company recently have determined to combine these two banks, subject to regulatory approval.

Financial Condition

The Michigan and national economies, have begun to show some signs of improvement, but continued to operate below optimal levels during the first half of the year. Michigan’s unemployment rate and has improved slowly from a seasonally adjusted rate of 14.1% in of the third quarter of 2009 (the high point), to 10.3% in May of 2011. This stubbornly high unemployment continues to result in a higher than traditional level of problem loans. Real estate values continue to be depressed, also contributing to higher loan losses. Restructured loans which are in conformance with their new terms were higher by $7.9 million compared with year end, nonaccrual loans declined $6.2 million, and loans 90 days or more past due increased $1.2 million. Other Real Estate Owned increased $153,000. We believe these categories of loans will continue to be elevated in the near term as we work through the current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Despite the tough environment, we continue to invest in our infrastructure. During the econd quarter of 2011 we opened our second office in the Cadillac market. The Cadillac market, while not a huge metropolitan area in any sense, is showing growth in employment and has some important manufacturers experiencing upturns in business. Cadillac is also a vibrant tourism area with two very nice lakes and close access to skiing and snow mobile trails for winter recreation. Our decision to open this second office reflects our belief in Cadillac’s future economic prosperity.

During the first six months of 2011, total assets increased $23.1 million, or 1.6%, with cash and cash equivalents increasing $23.2 million, or 31.5% primarily driven by seasonal increases in deposits. Securities available for sale increased $34.6 million, or 13.5%, from year end 2010, due primarily to a reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities and lack of loan demand. As a result of the soft loan demand, ending total portfolio loan balances decreased $25.7 million, or 2.5%, and quarterly average total loans were 3.1% lower in the second quarter of 2011 when compared with the fourth quarter of 2010.

Following is a comparison of loan balances for the quarter and prior year end.

(In Thousands of Dollars)	June 30, 2011	December 31, 2010
Commercial	$162,686	$164,413
Mortgage Loans on Real Estate:
Residential	344,853	352,652
Commercial	365,803	373,996
Construction	73,019	81,016
Consumer	54,806	54,759
Credit Card	4,795	4,784
Subtotal	1,005,962	1,031,620
Less:
Allowance for loan losses	(21,327)	(21,431)
Loans, net	$984,635	$1,010,189

Residential mortgages decreased $7.8 million, or 2.2%, from year end 2010 as pay downs on loans exceeded our ability to generate replacement balances. Real estate construction loans also decreased $8.0 million, or 9.9%, during the first six months of 2011. Commercial and commercial real estate loans were $9.9 million, or 1.8%, lower at June 30 when compared with year end 2010 as weak loan demand from qualified borrowers was unable to keep pace with principal pay downs.

Net charge-offs of loans were $7.4 million in the first half compared with $4.1 million in the first half of 2010. Second quarter 2011 net charge-offs were $4.3 million compared with $3.1 million in the first quarter of the year and $2.6 million in the second quarter of 2010. The ratio of net charge-offs of loans (annualized) to average loans was 1.45% in the first half of 2011 compared to 0.74% in the first half of 2010.

At June 30, 2011, the allowance as a percentage of average outstanding loans was 2.12% compared with 1.90% at the same point a year earlier and 2.08% at year end 2010. Restructured loans increased $7.9 as we work with our customers to resolve their current situations. Loans past due 90 days or more at June 30 increased $1.2 million compared with year end 2010. Partially offsetting these increases was a decrease of $6.2 million in nonaccrual loans compared with year end numbers. Despite the current elevated levels of these categories of loans, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $34.5 million, or 2.9% when compared with year end 2010 balances. Within the deposit base, interest bearing demand account balances increased $16.4 million, or 5.6%, savings balances increased $26.8 million, or 12.7%, and time balances decreased $18.2 million, or 3.7%. Within time balances, wholesale CDs were $8.8 million higher than year end, while core market CDs were down $27.0 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $9.6 million, or 5.2% higher than year end.

For the six month period ended June 30, 2011, Federal Home Loan Bank advances and notes payable were down $19.1 million, or 47.0% from year end, primarily because funding from core deposits is sufficient to allow Federal Home Loan Bank advances to mature without replacement. Securities sold under agreements to repurchase and overnight borrowings were $5.0 million, or 12.0% higher due to normal fluctuations in customer cash flows.

Total shareholders’ equity increased $3.2 million from the previous year end. Net income of $1,843,000 and common stock issuances of $295,000 increased shareholders’ equity, while common and preferred stock dividends of $981,000 decreased shareholders’ equity. Accumulated other comprehensive income increased $2.0 million from year end. Common stock issuance was primarily related to shares issued through dividend reinvestment. The per share book value of shareholders’ common equity was $15.14 at June 30, 2011, increasing from $14.82 at December 31, 2010. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $10.39 at the end of the second quarter of 2011, increasing from $10.00 at year end 2010. Shareholders’ common equity per share calculations excludes preferred stock of $32.8 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at June 30, 2011	$148,089	$14,089	$160,635
Required Regulatory Capital	58,767	39,968	79,935
Capital in Excess of Regulatory Minimums	89,322	108,121	80,700

Capital Ratios at June 30, 2011	10.08%	14.82%	16.08%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the second quarter of 2011. At the end of the second quarter our total risk based capital ratio was 16.08% compared with 15.94% at year end 2010. Tier 1 capital and tier 1 leverage ratios were 14.82% and 10.08% compared with 14.68% and 10.02% at year end 2010. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end and higher levels of capital in the company. The change in the leverage ratio was mainly due to a higher level of retained capital and a lower level of average assets for the quarter. As of June 30, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

 Results of Operations
Three Months Ended June 30, 2011

For the second quarter of 2011, net income was $628,000, basic and diluted earnings per share were $0.03, compared with net income of $937,000, and $0.07 basic and diluted per share for the second quarter of 2010, and net income of $1,215,000, $0.10 basic and diluted earnings per share, for the first quarter of 2011. Net income available to shareholders was $208,000 in the current quarter compared with $517,000 in the second quarter of 2010 and $795,000 in the first quarter of 2011. This year’s second quarter was once again, heavily impacted by a $4.3 million charge to loan loss provision, as well as $797,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $17.4 million, when the second quarter of 2011 is compared to the same quarter a year ago. While overall earning assets increased from a year ago, a decrease in net loan balances of $77 million was offset by a $19 million increase in short term investments and a $35 million increase in available for sale securities. Compared with the previous quarter, average earning assets increased $24 million, or 1.8%. The yield on earning assets decreased 37 basis points, to 5.10%, for the quarter ended June 30, 2011, compared to 5.47% for the same quarter a year ago, and was 7 basis points lower when compared with the first quarter of 2011. The cost of funding related liabilities also decreased, falling 63 basis points when comparing this year’s second quarter to the same period a year ago, from 1.65% in 2010, to 1.02% in 2011. Compared with the prior quarter, the cost of funding related liabilities fell by 10 basis points. Since the decrease in the cost of funds relative to earning assets was greater than the decrease in the yield on earning assets, the net interest margin increased 26 basis points from last year’s second quarter to 4.08% in the current quarter. The net interest margin increased three basis points when compared to the previous quarter. Net interest income increased $1.1 million to $13.7 million in the second quarter of 2011 compared with the same period of 2010, as the increase in net interest margin resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the second quarter of 2011, interest reversals associated with loans moving to nonaccrual status were $154,000 compared with $196,000 in the same quarter a year ago and $99,000 in the first quarter of 2011.

The provision for loan losses increased $1.2 million when the second quarter of 2011 is compared to the same quarter of 2010. Provision for loan losses was $4.3 million in this year’s second quarter compared with $3.1 million in the second quarter of 2010. Compared with the first quarter of this year, the provision for loan losses was also $1.2 million higher. In the second quarter of the year we charged down $3.5 million of commercial loans, for which we had specific reserves set aside of $1.5 million at the end of the previous quarter. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly less for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.0 million in the second quarter of 2011, compared with $2.4 million in the second quarter of 2010 and $2.0 million in the first quarter of 2011. Compared with 2010’s second quarter, gains on sale of mortgages were $313,000, or 43.1% lower, primarily due to lower mortgage refinancing resulting from the current interest rate environment and regulatory environment. Also effecting non interest income was lower other income, which was down $102,000 compared with last year’s second quarter.

Total non-interest expense increased $91,000, or 0.8%, when comparing the three month periods ended June 30, 2011 and 2010 and was primarily due to higher costs of administering our Other Real Estate Owned properties which increased $313,000 from the prior year and was partially offset by lower salary and benefits expense which was down $79,000 and occupancy expense which was down $85,000. Compared with the first quarter of this year, non-interest expense was $48,000, or 0.4% higher, mainly due to higher OREO expenses which were up $217,000 and were partially offset by lower salary and benefits costs which were down $100,000 and occupancy costs which were down $140,000.

Federal Income tax expense was $58,000 in the second quarter of 2011, compared with $311,000 in the second quarter last year and $349,000 in the first quarter of 2011. The decrease in taxes in both comparisons was primarily driven by lower pre-tax earnings.

Six Months Ended June 30, 2011

For the first six months of 2011, net income was $1,843,000, basic and diluted earnings per share were $0.13, compared with net income of $1,596,000, and $0.10 basic and diluted per share for the first half of 2010. Net income available to shareholders was $1,003,000 in the current year compared with $756,000 in the same period of 2010. This year’s results were heavily impacted by a $7.3 million charge to loan loss provision, as well as $1.4 million in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $8.5 million, when the first half of 2011 is compared to the time frame a year ago. While overall earning assets increased from a year ago, a decrease in higher yielding net loan balances was offset by an increase in lower yielding short term investments and available for sale securities. The yield on earning assets decreased 36 basis points, to 5.13%, for the six months ended June 30, 2011, compared to 5.49% for the same six months a year ago. The cost of funding related liabilities also decreased, falling 62 basis points when comparing this year’s first half to the same period a year ago, from 1.69% in 2010, to 1.07% in 2011. Since the decrease in the cost of funds relative to earning assets was greater than the decrease in the yield on earning assets, the net interest margin increased 27 basis points from 3.80 % last year’s to 4.07% in the year. Net interest income increased $2.0 million to $27.0 million in 2011 compared with the same period of 2010, as the increase in net interest margin resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the 2011, interest reversals associated with loans moving to nonaccrual status were $253,000 compared with $332,000 in the same period a year ago.

The provision for loan losses increased $1.7 million when year to date 2011 is compared to the period of 2010. Provision for loan losses was $7.3 million in this year’s first half compared with $5.6 million in the first half of 2010. We charged down $5.8 million of commercial loans in the first half of the year, for which we had specific reserves set aside of $2.4 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly less for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Year to date total non-interest income was $4.1 million in 2011, compared with $4.6 million in the same period of 2010. Compared with 2010, gains on sale of mortgages were $115,000, or 10.5% lower, primarily due to lower mortgage refinancing resulting from the current interest rate environment and regulatory environment. Also effecting non interest income was lower other income, which was down $336,000 compared with last year mainly due to reduced revenue from our armored car business which was sold at the end of March 2010.

Total non-interest expense decreased $574,000, or 2.6%, when comparing the six month periods ended June 30, 2011 and 2010 and was primarily due to lower salary and benefits expense which was down $269,000 and occupancy expense which was down $151,000. Also benefiting this year’s comparison is the sale of our armored car business at the end of March 2010.

Federal Income tax expense was $407,000 for the first two quarters of 2011, compared with $311,000 for the same period last year. The increase in taxes was primarily driven by higher pre-tax earnings in the current year.

Liquidity

At June 30, 2011, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $96.7 million, an increase of $23.2 million, or 31.5%, compared with year end 2010. This increase was primarily the result of a reduction in our loan portfolio and core deposit growth of $25.7 million and $25.7 million, respectively, which both increased liquidity. Offsetting these items was an increase in our available for sale investment portfolio of $34.6 million and repayment of $19.1 million of Federal Home Loan Bank advances. Our securities available for sale portfolio now stands at $290 million, providing a source of liquidity should it be necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $46 million, $99 million, and $62 million, respectively. Our banks also have access to funds through brokered CD markets.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 8, 2011, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2011 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION
(Registrant)

Date: August 10, 2011	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ Samuel G. Stone
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

101	Interactive Data File