Form 10-Q
period 2011-09-30
FIRSTBANK CORP
filed 2011-11-10
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                  .

Commission file number:  000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2633910
(State of Incorporation)	(I.R.S. Employer Identification No.)

311 Woodworth Avenue
Alma, Michigan	48801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (989) 463-3131

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Common stock outstanding at October 31, 2011: 7,866,636 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 26

Item 4.	Controls and Procedures	Page 27

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 27

Item 6.	Exhibits	Page 27

SIGNATURES		Page 28

FIRSTBANK CORPORATION
              CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Dollars in thousands)
UNAUDITED

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$24,086	$25,322
Short term investments	77,477	48,216
Total Cash and cash equivalents	101,563	73,538

FDIC insured bank time certificates of deposit	3,196	10,405
Trading account securities	20	13
Securities available for sale	320,029	255,703
Federal Home Loan Bank stock	7,266	8,203
Loans held for sale	2,207	1,355
Loans, net of allowance for loan losses of $21,383 at September 30, 2011 and $21,431 at December 31, 2010	967,670	1,010,189
Premises and equipment, net	25,454	25,431
Goodwill	35,513	35,513
Core deposit and other intangibles	1,607	2,145
Other real estate owned	7,367	8,316
Accrued interest receivable and other assets	25,054	27,532

TOTAL ASSETS	$1,496,946	$1,458,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$204,604	$185,191
Interest bearing accounts:
Demand	331,007	293,900
Savings	243,724	210,239
Time	460,834	494,453
Total Deposits	1,240,169	1,183,783

Securities sold under agreements to repurchase and overnight borrowings	42,839	41,328
Federal Home Loan Bank advances	16,517	40,658
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	7,754	8,062
Total Liabilities	1,343,363	1,309,915

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,785	32,763
Common stock; 20,000,000 shares authorized, 7,853,295 shares issued and outstanding (7,803,816 at December 31, 2010)	115,663	115,224
Retained earnings	2,296	295
Accumulated other comprehensive income	2,839	146
Total Shareholders’ Equity	153,583	148,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,496,946	$1,458,343

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands except per share data)
UNAUDITED

	hree Months Ended September 30,
	2011	2010
Interest Income:
Interest and fees on loans	$15,290	$16,869
Securities
Taxable	1,309	1,032
Exempt from Federal Income Tax	271	268
Short term investments	54	52
Total Interest Income	16,924	18,221
Interest Expense:
Deposits	2,691	3,871
FHLB advances and other borrowing	193	871
Subordinated Debt	259	383
Total Interest Expense	3,143	5,125
Net Interest Income	13,781	13,096
Provision for loan losses	3,459	3,066
Net Interest Income after provision for loan losses	10,322	10,030
Non-interest Income:
Service charges on deposit accounts	1,123	1,144
Gain on sale of mortgage loans	1,040	2,054
Mortgage servicing, net of amortization	17	(98)
Gain/(loss) on trading account securities	0	(10)
Gain/(loss) on securities	9	1
Other	404	192
Total Non-interest Income	2,593	3,283
Non-interest Expense:
Salaries and employee benefits	5,480	5,186
Occupancy and equipment	1,346	1,361
FDIC insurance premium	162	525
Amortization of intangibles	168	191
Outside professional services	280	293
Advertising and promotions	316	491
Other real estate owned costs	754	771
Other	2,239	2,123
Total Non-interest Expense	10,745	10,941

Income before federal income taxes	2,170	2,372
Federal income taxes	540	1,048
NET INCOME	1,630	$1,324

Preferred stock dividends and accretion of discount on preferred stock	420	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,210	$904

COMPREHENSIVE INCOME
Net Income	$1,630	$1,324
Change in unrealized gain on securities, net of tax and reclassification effects	683	469
TOTAL COMPREHENSIVE INCOME	$2,313	$1,793

Basic Earnings Per Share	$0.15	$0.12
Diluted Earnings Per Share	$0.15	$0.12
Dividends Per Share	$0.01	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2011	2010
Interest Income:
Interest and fees on loans	$46,507	$50,883
Securities
Taxable	3,639	2,658
Exempt from Federal Income Tax	844	849
Short term investments	138	155
Total Interest Income	51,128	54,545
Interest Expense:
Deposits	8,685	12,347
FHLB advances and other borrowing	701	2,990
Subordinated Debt	928	1,120
Total Interest Expense	10,314	16,457
Net Interest Income	40,814	38,088
Provision for loan losses	10,726	8,623
Net Interest Income after provision for loan losses	30,088	29,465
Non-interest Income:
Service charges on deposit accounts	3,397	3,421
Gain on sale of mortgage loans	2,021	3,150
Mortgage servicing, net of amortization	121	91
Gain/(loss) on trading account securities	8	13
Gain/(loss) on securities	(1)	10
Other	1,103	1,227
Total Non-interest Income	6,649	7,912
Non-interest Expense:
Salaries and employee benefits	15,920	15,895
Occupancy and equipment	4,054	4,220
FDIC insurance premium	1,204	1,555
Amortization of intangibles	538	611
Outside professional services	860	802
Advertising and promotions	961	1,119
Other real estate owned costs	2,132	2,081
Other	6,648	6,804
Total Non-interest Expense	32,317	33,087

Income before federal income taxes	4,420	4,290
Federal income taxes	947	1,370
NET INCOME	$3,473	$2,920

Preferred stock dividends and accretion of discount on preferred stock	1,260	1,260
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,213	$1,660

COMPREHENSIVE INCOME
Net Income	$3,473	$2,920
Change in unrealized gain on securities, net of tax and reclassification effects	2,693	1,186
TOTAL COMPREHENSIVE INCOME	$6,166	$4,106

Basic Earnings Per Share	$0.28	$0.22
Diluted Earnings Per Share	$0.28	$0.22
Dividends Per Share	$0.03	$0.07

See notes to consolidated financial statements

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED
               SEPTEMBER 30, 2011 AND 2010
                (Dollars in thousands)
                UNAUDITED

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$3,473	$2,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,726	8,623
Depreciation of premises and equipment	1,572	1,723
Net amortization of security premiums/discounts	2,729	1,351
Loss/(Gain) on trading account securities	(8)	(13)
Loss/(Gain) on securities transactions	1	(10)
Amortization and impairment of intangibles	538	611
Stock option and stock grant compensation expense	100	82
Gain on sale of mortgage loans	(2,021)	(3,150)
Proceeds from sales of mortgage loans	61,580	100,270
Loans originated for sale	(60,411)	(98,474)
Deferred federal income tax expense/(benefit)	354	1,337
(Increase)/decrease in accrued interest receivable and other assets	2,314	4,318
Increase/(decrease) in accrued interest payable and other liabilities	(308)	(2,484)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,639	17,104

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	289	7,425
Proceeds from sale of FHLB stock	937	0
Proceeds from maturities and calls of securities available for sale	102,540	87,403
Purchases of securities available for sale	(158,594)	(177,572)
Proceeds from sale of fixed assets	137	1,033
Net (increase)/decrease in portfolio loans	26,681	55,166
Proceeds from sale of other real estate owned	4,483	4,909
Net purchases of premises and equipment	(1,732)	(2,165)
NET CASH USED IN INVESTING ACTIVITIES	(25,259)	(23,801)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	56,386	23,188
Increase/(decrease) in securities sold under agreements to repurchase and other short term borrowings	1,511	208
Repayment of Federal Home Loan Bank borrowings	(24,141)	(37,163)
Proceeds from Federal Home Loan Bank borrowings	0	9,000
Cash proceeds from issuance of common stock, net	361	326
Cash dividends-preferred stock	(1,238)	(1,238)
Cash dividends-common stock	(234)	(541)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	32,645	(6,220)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,025	(12,917)
Cash and cash equivalents at beginning of period	73,538	107,365
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,563	$94,448

Supplemental Disclosure
Interest Paid	$10,523	$16,770
Income Taxes Paid	$975	$855
Non cash transfers of loans to Other Real Estate Owned	$5,112	$8,137

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries; 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc., and its 48% ownership in 1st Investors Title, LLC, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 48% minority interest. The results of 1st Armored are consolidated into our results through March 31, 2010, the date of the sale. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.

Newly Adopted Accounting Standards

In April 2011, the FASB issued, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, amends FASB ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications. The standard provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date of implementation is for the first interim or annual period ending after June 15, 2011 to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption, with early application allowed. As a result of the clarifying guidance, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. In respect of such receivables, disclosure is required of (1) the total recorded investment in such receivables, and (2) the related allowance for credit losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, the effective date is for the first interim or annual period beginning on or after June 15, 2011 to be applied prospectively.  We have included the required disclosures in footnonte 2 to these financial statements.

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

In September 2011, the FASB issued an Update on Intangibles – Goodwill and Other (Topic 350). The Update makes changes to the requirements for when a company must test its goodwill for impairment. Under the new guidelines, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If after assessing the totality of these events and circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two step impairment test is unnecessary. If however an entity concludes otherwise, it is required to perform the first step of the two step impairment test. If the entity fails to pass the first step, it must then proceed to step two of the process. This amendment is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The amendments in this Update will be adopted beginning in the first quarter of 2012 and are not anticipated to result in a material impact to our financial statements.

NOTE 2 – GOODWILL

During the third quarter, Firstbank Corporation retained Austin Associates, LLC (“Austin”) to perform a goodwill impairment analysis. The valuation date was July 31, 2011. The steps that Austin utilized in a Step 1 valuation test included the reporting unit and the appropriate standard and level of value, the calculation of fair value and the comparison of fair value to carrying value. Austin determined that Firstbank Corporation was the relevant reporting unit to be valued. The standard of value used in the valuation was fair value. Austin’s interpretation of this definition is that it is the value of ownership of the specific business with consideration of synergies, efficiencies and other value enhancing factors. The appropriate level of value used was controlling interest level. This is consistent with allowing for synergies and other factors as described previously and also considers premiums where appropriate. The appraisal methodology utilized by Austin includes the following valuation approaches:

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

Austin used the individual valuation results to calculate their estimate of the fair value of common equity. This figure was then compared to the carrying value of equity to determine whether the Step 1 test had passed or failed. In its findings, Austin Associates determined that the fair value of Firstbank’s common equity was $105 million, below its carrying value of $117.4 million on the testing date. As required by generally accepted accounting principles, since the Step 1 test did not pass, it was necessary to complete a Step 2 test.

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

NOTE 3 - INVESTMENTS

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
September 30, 2011
Securities available for sale
Treasury Notes	$0	$0	$0	$0
U.S. Government Agency Bonds	114,360	1,379	(29)	115,710
U.S. Government Agency CMOs	131,225	2,173	(201)	133,197
Municipal Securities	68,538	1,008	(78)	69,468
Other Securities	1,596	58	0	1,654
Total Securities available for sale	$315,719	$4,618	$(308)	$320,029

December 31, 2010
Securities available for sale
Treasury Notes	$12,513	$17	$0	$12,530
U.S. Government Agency Bonds	82,395	632	(130)	82,897
U.S. Government Agency CMOs	110,645	591	(694)	110,542
Municipal Securities	48,278	255	(446)	48,087
Other Securities	1,650	0	(3)	1,647
Total Securities available for sale	$255,481	$1,495	$(1,273)	$255,703

Securities with unrealized losses at September 30, 2011 and year end 2010 not recognized in income are as follows:

(In Thousands of Dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2011
US Government Agencies	$6,471	$(29)	$0	$0	$6,471	$(29)
States and Political Subdivisions	10,251	(62)	1,914	(16)	12,165	(78)
Collateralized Mortgage Obligations	17,829	(200)	622	(1)	18,451	(201)
Equity Securities	0	0	0	(0)	0	(0)
Total Temporarily Impaired	$34,551	$(292)	$2,536	$(16)	$37,088	$(308)

December 31, 2010
US Government Agencies	$12,750	$(130)	$0	$0	$12,750	$(130)
States and Political Subdivisions	19,284	(245)	4,883	(201)	24,167	(446)
Collateralized Mortgage Obligations	65,378	(694)	0	0	65,378	(694)
Equity Securities	0	0	31	(3)	31	(3)
Total Temporarily Impaired	$97,412	$(1,069)	$4,914	$(204)	$102,326	$(1,273)

Unrealized losses on securities shown in the previous tables have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future. The decline in market value is due to changes in interest rates for debt securities and considered normal market fluctuations for equity securities. Management has also reviewed the issuers’ bond ratings, noting they are of high credit quality.

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. Due to continuing problems within one equity security in the third quarter of 2010, we recorded other than temporary impairment of $150,000 bringing the carrying value of that security to zero. This security was a trust preferred security of a Michigan bank that had an original book value of $250,000. The following table shows gross gains and losses on investment securities for the nine months ended September 30 of 2011 and 2010.

	As of September 30,
(In Thousands of Dollars)	2011	2010
Trading Account Securities Gains/Losses	$8	$13

Available for Sale Securities
Gross realized gains	28	197
Gross realized losses	(29)	(187)
Net realized gains (losses)	$(1)	$10

The carrying value of securities at September 30, 2011, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands of Dollars)	Carrying Value
Due in one year or less	$85,691
Due after one year through five years	142,693
Due after five years through ten years	73,305
Due after ten years	17,186
Total debt securities	318,875

Equity securities	1,154
Total securities	$320,029

At September 30, 2011 and 2010, securities with carrying values approximating $49,958,000 and $47,777,000 were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

Federal Home Loan Bank stock is carried at cost, which approximates fair value.

NOTE 4 - LOANS

The following information provides a description of how loan grades are determined for our Commercial and Industrial and Commercial Real Estate Segments. In general, for Commercial and Industrial, and Commercial Real Estate Segments, the probability of loss increases with each rate change from the Grade 1 Excellent down through the Grade 9 Doubtful classes. For Consumer and Residential Mortgage segments, the probability of loss increases as loans move down from current to greater than 60 days past due, nonaccrual.

Grade 1 Excellent – Characteristics of loans in this category include: the loan is generally secured by cash or readily marketable securities; the borrower provides annual audited financials with interim financials reviewed quarterly; the loan has no delinquencies over ten days in the past year; the company’s management is considered to have a high degree of integrity; management of the company has over 15 years of experience; lines of credit have not and are not expected to be utilized; financial statements demonstrate consistently strong profits; and the company has little competition and excellent growth prospects.

Grade 2 Quality – Characteristics of loans in this category include: high net worth borrowers with excellent cash flow and a high degree of liquidity; the borrower generally has annual audited financial statements; there has been one or fewer delinquencies over ten days in the past year; the company’s management is considered to have a high degree of integrity; the company’s management has over ten years of experience; lines of credit have had nominal use over the preceding 12 months; financial statements demonstrate consistent profitability; and the company is in an excellent competitive position.

Grade 3 Good – Loans in this category are very strong, but may lack some of the net worth and/or cash flow characteristics of the previous rating. Characteristics of loans in this category include: annual reviewed financial statements and compiled quarterly financial statements, there has only been one or fewer delinquencies over 15 days in the past year, the company’s management has solid integrity, the company’s management is capable and has over five years of experience, lines of credit have regular usage with no balance in the last 60 days, financial statements demonstrate consistent but nominal profits, and the company has good a solid market share.

Grade 4 Acceptable – Characteristics of loans in this category include: annual compiled financial statements with quarterly information available or CPA prepared tax returns, there are only two or fewer delinquencies over 15 days of which only one is over 30 days in the past year, the company’s management has average business experience of over three years, lines of credit have regular use but have no current balance or a significant reduction in balance in the last 30 days, the company has been profitable in two of the preceding three years, and the company is competitive in its market and is maintaining its market share.

Loans graded as one through four are considered as Pass loans and are shown as one class of loans in our credit quality table.

Grade 5 Watch - This rating is used for loans which have shown some sign of weakness, but have not degraded to the point of requiring an impairment review. Characteristics of loans in this rating include: annual management prepared financial statements; delinquencies not exceeding three times over 30 days or one time over 60 days in the past year; weakening financial statements but profitable in two of the last three years; and a declining market share in a competitive market. These loans merit monitoring by management to assure that if circumstances deteriorate further actions are taken to protect the bank’s position.

Grade 6 Special Mention - This rating is used for loans which are included on a watch list and have degraded to a point where additional supervision is required; however, the bank remains confident in the full collection of all principal and interest. These loans are reviewed for impairment on a quarterly basis. Characteristics of loans in this rating may include: repeat delinquency; longer term negative trends in financial results; continuing deterioration of cash flows; concerns regarding the liquidity of guarantors; and other negative business trends.

Grade 7 Substandard - This rating is for loans for which a lender is actively working with the borrower to resolve issues and the full repayment of the loan is questionable. The loan is inadequately protected by current sound worth of the borrower, paying capacity of the guarantor, or pledged collateral. Loans in this grade have well defined weaknesses that jeopardize the full collectability of the loan and a distinct possibility of loss exits.  These loans are reviewed for impairment on a quarterly basis. Characteristics of loans in this rating may include: persistent delinquency; poor financial results of the business; negative cash flow; the ability of guarantor(s) to provide support for the loan is questionable.

Grade 8 Impaired Nonaccrual - This rating is for loans which are considered impaired and classified as nonaccrual. Loans in this grade have all the weaknesses of those classified as substandard grade 7 above, with the added characteristic that, based upon currently known facts, the weaknesses make collection of all principal and interest due according to contractual terms unlikely. These loans are reviewed for impairment on a quarterly basis. Loans in this grade may be assigned an allocated reserve in the loan loss allowance analysis if a determination is made that the future cash flows or the value of the collateral do not support the current carrying value of the loan.

Grade 9 Doubtful Nonaccrual- This rating is for loans which are considered impaired and are classified as nonaccrual. Loans in this grade have all the weaknesses of those classified as impaired nonaccrual grade 8 above, with the added characteristic that the weaknesses make full collection through payment or liquidation of the collateral, based on currently known facts, highly questionable or improbable. These loans are reviewed for impairment on a quarterly basis. Loans in this grade may be assigned an allocated reserve in the loan loss allowance analysis if a determination is made that the future cash flows or the value of the collateral do not support the current carrying value of the loan.

Restructured Loans
Impaired Restructured and Accruing - Loans where the borrower is experiencing financial difficulty and the bank has granted a concession to the borrower. A concession may be: a reduction in the contractual interest rate below current market rates for loans of similar quality, a lengthening of the accrual time frame beyond normal market terms, a forgiveness of a portion of the outstanding principal, or acceptance of collateral in lieu of payment for a portion of the loan balance. If the loan is in accrual status at the time of the restructuring, the borrower has the ability to make the payments under the restructured terms, and the restructuring does not forgive principal, the loan remains on an accrual status under the new terms. However, if there is a forgiveness of debt or partial charge off, the loan will generally be graded as impaired nonaccrual (Grade 8) with any accrued interest reversed against interest income. If a loan is in nonaccrual status at the time of a restructuring, it will remain in nonaccrual status (Grade 8) at the time of restructuring. All non-accruing restructured loans remain in nonaccrual status until the borrower has demonstrated the ability to make the payments under the restructured terms by making a minimum of six months of payments. If the borrower makes the six months of payments without becoming past due 30 days or more, the loan may be returned to accrual status. The determination of the need for an allowance for loan loss adjustment is based on a factor relating to historical losses multiplied times the balance of the loan for residential mortgages, or a collateral impairment review for commercial loans, and a net present value adjustment relating to a change in interest rate and other terms, if applicable.

Impaired Restructured and Accruing loans are graded seven or better based on the above definitions. If  restructured loan is graded as eight or nine, it is reported as Impaired Nonaccrual, or Doubtful Nonaccrual, respectively.

For commercial loans graded eight and nine and consumer and residential mortgage loans reported in nonaccrual, interest income is generally not recognized until the loan improves and is returned to accrual status. In some cases, if the loan is well secured and the borrower’s ability to support the loan payments has improved, such as in the case of a restructured nonaccrual loan, interest income may be recognized on a cash basis while the loan is in nonaccrual status.

For Consumer and Residential Mortgage Loan Segments, loans are classified by risk based on current delinquency and nonaccrual status. These segments of loans will contain a separate class for restructured loans, if they exist.

The following credit quality indicators provide a system for distribution of our loan portfolio in a manner consistent with the previously described loan grading system and for use in the determination of our loan loss allowance. This presentation differs somewhat by loan category from classification of loans presented elsewhere in our regulatory reports and within this report. These variations primarily relate to how real estate loans are analyzed internally to determine the adequacy of the loan loss allowance, versus how we are required to report real estate loans for regulatory purposes.

Credit Quality Indicators:

Loans at period end were as follows:
(In Thousands of Dollars)	September 30, 2011	December 31, 2010
Commercial & Industrial
Pass loans	$123,335	$143,805
Watch loans	19,559	12,727
Special mention loans	8,093	4,267
Substandard loans	3,907	1,561
Impaired restructured and accruing loans	2,081	182
Impaired nonaccrual loans	2,365	1,649
Doubtful nonaccrual loans	0	141
Total Commercial & Industrial	159,340	164,332

Commercial Real Estate
Pass loans	$369,786	$394,674
Watch loans	54,437	50,590
Special mention loans	23,240	31,310
Substandard loans	6,143	8,320
Impaired restructured and accruing loans	11,643	5,780
Impaired nonaccrual loans	14,763	17,729
Doubtful nonaccrual loans	0	882
Total Commercial Real Estate	480,012	509,285

First lien residential mortgage loans
Performing loans	$191,463	$192,298
Loans > 60 days past due	1,877	2,102
Impaired restructured and accruing loans	4,725	4,205
Nonaccrual loans	4,208	5,160
Total First lien residential mortgage loans	202,273	203,765

Junior lien residential mortgage loans
Performing loans	$69,541	$75,590
Loans > 60 days past due	301	148
Nonaccrual loans	562	555
Total Junior lien residential mortgage loans	70,404	76,293

Consumer Loans
Performing loans	$76,612	$77,472
Loans > 60 days past due	175	289
Nonaccrual loans	237	184
Total Consumer Loans	77,024	77,945

Total Loans	$989,053	$1,031,620

Allowance for Loan Losses

The allowance for loan losses is determined based on management’s estimate of probable losses incurred within the loan portfolio as of the balance sheet date. We determine the amount of the allowance for loan losses based on periodic evaluation of the loan portfolios and other relevant factors. This evaluation is inherently subjective and requires material estimates, which are subject to change. Factors that are considered in the evaluation of individual, and pools of loans, include: historical loss experience; likelihood of default; liquidation value of a loan’s underlying collateral; timing and amounts of expected future cash flows; and our exposure to loss in the event of default. We further estimate the impact of qualitative factors that may cause future losses to differ from historical experience. Such factors include: changes in credit quality, macro economic impacts on our customers, and changes in underwriting standards.

Our historical loss experience is determined based on actual losses incurred over the previous twelve quarters. We utilize a method of averaging these losses whereby we place a heavier emphasis on more recent experience. Our model provides  a 50% weighting on the most recent four quarters, 30% weighting on the middle four quarters, and 20% weighting on the oldest four quarters.

The loan portfolio is segmented into five loan types: commercial and industrial loans; commercial real estate loans; consumer loans; residential mortgages – first liens; and residential mortgage – junior liens. These segments are further grouped by credit quality classifications.

The segments comprising commercial and industrial loans and commercial real estate loans are classified based on the loan grading system described above. We group loans rated as one through four together into one class of Pass loans. Commercial and industrial and commercial real estate loans graded as Pass and Watch are assigned a unique pooled loss rate based on historical losses incurred over the prior three years as described above. We adjust the calculated historical loss rate up or down based on current developments, that in management’s judgment are not reflected in the historical losses of the company. The current outstanding balance for each of these classes of loans is then multiplied by the adjusted historical loss rate to determine the amount of allowance for loan losses to reserve on that pool of loans.

Loans graded special mention use a shorter 12 month loss history to determine the loss rate. Losses over the preceding 12 month period are divided by the average balance outstanding of substandard and impaired loans to determine a historical loss rate. That calculated historical loss rate is multiplied by a probability factor to determine a loss rate to be applied to this class of loans. The probability factor is determined from an analysis of the migration of special mention loans to more severe risk classes over the preceding 12 month period.

Loans graded as substandard use the shorter 12 month loss history to determine the loss rate. Losses over the preceding 12 month period are divided by the average balance outstanding of substandard and impaired loans to determine a historical loss rate. The calculated historical loss rate, without adjustment for migration, is then multiplied times the outstanding balance of substandard loans to determine the amount of allowance for loan losses to provide for this class of loans.

Loans graded as impaired nonaccrual, impaired doubtful, and impaired restructured and accruing are individually analyzed for loan losses. An allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its determined collectable value. To determine the collectable value of the loan, the present value of expected cash flows, the collateral value, or some combination of the two is used. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value.

For consumer and residential loan segments, loans that are current, or less than 60 days past due are assigned a unique historical loss rate as described above for commercial Pass and Watch loans. For loans that are more than 60 days past due including nonaccrual loans, a loss rate is determined based on charge offs within the last 12 months, divided by the sum of the average balance of loans 60 days or more past due and nonaccrual loans. These loss rates are multiplied by the outstanding balances in each unique loan segment at the end of the reporting period to determine the amount of allowance for loan loss.

For restructured loans where the bank has granted a rate concession, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original interest rate of the loan as a discount rate. Any change in the present value of the loan due to passage of time is reflected as an adjustment to provision for loan loss expense.

After each of the steps outlined above is completed, the results are aggregated and compared with the existing balance of the allowance for loan losses. If the aggregation is greater than the balance, the allowance for loan losses is increased through a charge to earnings on the provision for loan losses line. If the resulting aggregation is below the current balance of the allowance for loan losses, management will determine, based upon the number, potential impact, and uncertainty of the estimates contained within the process whether the unallocated reserve is excessive. If in management’s judgment the unallocated reserve exceeds a level deemed prudent given the inherent uncertainty of these issues, a reversal of the provision for loan losses may be recorded.

The following table provides a breakdown of our loan portfolio by the primary credit quality indicators we use in the determination of our allowance for loan losses.

Allowance for credit losses and recorded investment in financing receivables:

(In Thousands of Dollars)
Nine months ending September 30, 2011	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$3,024	$12,375	$3,960	$774	$1,162	$136	$21,431
Provision for loan losses	1,855	4,379	3,544	(72)	504	516	10,726
Loans charged off	(1,468)	(6,903)	(2,470)	(148)	(730)	(0)	(11,719)
Recoveries	158	453	112	0	222	0	945
Ending balance	$3,569	$10,304	$5,146	$554	$1,158	$652	$21,383

Ending balance: individually evaluated for impairment	1,311	2,382	0	0	0	-	3,693

Ending balance: collectively evaluated for impairment	2,258	7,922	5,146	554	1,158	652	17,690

Financing Receivables:
Ending balance	159,340	480,012	202,273	70,404	77,024	-	989,053

Ending balance: individually evaluated for impairment	4,445	26,405	0	0	0	-	30,850

Ending balance: collectively evaluated for impairment	154,895	453,607	202,273	70,404	77,024	-	958,203

Nine months ending September 30, 2010
Allowance for Credit Losses:
Beginning balance	$3,640	$10,473	$2,502	$967	$1,525	$7	$19,114
Provision for loan losses	410	4,414	2,525	88	95	1,091	8,623
Loans charged off	(1,132)	(4,215)	(1,419)	(175)	(802)	(0)	(7,743)
Recoveries	265	26	119	0	322	0	732
Ending balance	$3,183	$10,698	$3,727	$880	$1,140	$1,098	$20,726

Ending balance: individually evaluated for impairment	172	3,044	0	0	0	-	3,216

Ending balance: collectively evaluated for impairment	3,011	7,654	3,727	880	1,140	1,098	17,510

Financing Receivables:
Ending balance	167,056	514,222	206,169	79,255	83,174	-	1,049,876

Ending balance: individually evaluated for impairment	1,214	21,564	0	0	0	-	22,778

Ending balance: collectively evaluated for impairment	165,842	492,658	206,169	79,255	83,174	-	1,027,098

Age Analysis of Past Due Loans excluding nonaccrual loans:

(In thousands of dollars)
At September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$1,020	$1,686	$0	$2,706	$153,002	$159,340	$0
Commercial Real Estate	1,230	1,702	799	3,731	464,074	480,012	799
Residential Mortgages 1st Liens	556	1,186	584	2,326	195,739	202,273	584
Residential Mortgages Junior Liens	358	301	0	659	69,183	70,404	0
Consumer	734	103	72	909	75,878	77,024	72
Total	$3,898	$4,978	$1,455	$10,331	$957,876	$989,053	$1,455
At December 31, 2010
Commercial and Industrial	$916	$400	$0	$1,316	$159,532	$164,413	$0
Commercial Real Estate	3,514	981	18	4,513	352,615	373,996	18
Residential Mortgages 1st Liens	1,025	1,529	573	3,127	349,086	357,402	573
Residential Mortgages Junior Liens	628	148	0	776	74,934	76,266	0
Consumer	703	273	15	991	58,368	59,543	15
Total	$6,786	$3,331	$606	$10,723	$994,535	$1,031,620	$606

Impaired loans were as follows:

(In Thousands of Dollars)
September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,588	$4,269	0	$1,502	$37
Commercial Real Estate	16,709	21,078	0	12,571	306
Residential Mortgages 1st Liens	8,933	9,731	0	9,009	234
Residential Mortgages Junior Liens	562	562	0	505	0
Consumer	237	254	0	188	4
Total	$30,029	$35,894	$0	$23,773	$581

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$527	$879	$331	$723	$0
Commercial Real Estate	7,622	11,097	2,075	8,648	0
Residential Mortgages 1st Liens	0	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	$8,149	$11,976	$2,406	$9,371	$0

Total
Commercial and Industrial	$4,115	$5,148	$331	$2,225	$37
Commercial Real Estate	24.331	32,175	2,075	21,219	306
Residential Mortgages 1st Liens	8,933	9,731	0	9,009	234
Residential Mortgages Junior Liens	562	562	0	505	0
Consumer	237	237	0	188	4
Total	$38,178	$47,870	$2,406	$33,144	$581

December 31, 2010
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$476	$564	0	$1,121	$0
Commercial Real Estate	10,142	11,718	0	12,432	158
Residential Mortgages 1st Liens	9,365	9,959	0	7,721	253
Residential Mortgages Junior Liens	555	555	0	295	1
Consumer	134	165	0	200	5
Total	$20,672	$22,961	0	$21,769	$417

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$693	$1,978	$804	$438	$0
Commercial Real Estate	9,725	16,614	4,532	8,724	125
Residential Mortgages 1st Liens	0	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	$10,418	$18.592	$5,336	$9,162	$125

Total
Commercial and Industrial	$1,169	$2,544	$804	$1,559	$0
Commercial Real Estate	19,867	28,332	4,532	21,156	283
Residential Mortgages 1st Liens	9,365	9,959	0	7,721	253
Residential Mortgages Junior Liens	555	555	0	295	1
Consumer	134	165	0	200	5
Total	$31,090	$41,553	$5,336	$30,931	$542

Loan Modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
September 30, 2011
Commercial and industrial	4	$2,045	$2,035	3	$652
Commercial real estate	25	11,639	10,623	11	1,768
Residential 1st liens	56	5,414	5,315	13	775
Residential junior liens	1	10	9	0	0
Consumer	0	0	0	0	0

December 31, 2010
Commercial and industrial	3	$1,962	$1,413	1	$709
Commercial real estate	4	1,341	922	3	602
Residential 1st liens	26	2,933	2,608	7	493
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0

Financing Receivables on Nonaccrual Status were as follows:

(In Thousands of Dollars)	September 30, 2011	December 31, 2010
Nonaccrual loans at period end
Commercial and Industrial	$3,632	$3,565
Commercial Real Estate	12,207	16,868
Residential Mortgages 1st Liens	4,208	5.189
Residential Mortgages Junior Liens	562	556
Consumer	237	184
Total nonaccrual loans	$20,846	$26,362

NOTE 5 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

	(In Thousands of Dollars)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$96,718	$96,718	$73,538	$73,538
FDIC insured bank certificates of deposit	5,700	5,700	10,405	10,405
Trading account securities	20	20	13	13
Securities available for sale	290,283	290,283	255,703	255,703
Federal Home Loan Bank stock	7,266	7,266	8,203	8,203
Loans held for sale	434	434	1,355	1,355
Loans, net	984,635	965,253	1,010,189	987,800
Accrued interest receivable	4,845	4,845	4,689	4,689
Financial Liabilities:
Deposits	(1,218,320)	(1,210,213)	(1,183,783)	(1,173,030)
Securities sold under agreements to repurchase and overnight borrowings	(46,304)	(46,304)	(41,328)	(41,328)
Federal Home Loan Bank advances	(21,543)	(23,444)	(40,658)	(42,684)
Accrued interest payable	(1,220)	(1,220)	(1,467)	(1,467)
Subordinated debentures	(36,084)	(36,781)	(36,084)	(37,051)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at September 30, 2011 and December 31, 2010.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2011, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
Securities available for sale
Treasury Notes	$0	$0	$0	$0
U.S. Government Agency Bonds	115,710	0	0	115,710
U.S. Government Agency CMOs	0	133,197	0	133,197
Municipal Securities	0	56,130	13,338	69,468
Other Securities	92	0	1,562	1,654
Total Securities available for sale	$115,802	$189,327	$14,900	$320,029

Trading equity securities	$20	$0	$0	$20

December 31, 2010
Securities available for sale
Treasury Notes	$12,530	$0	$0	$12,530
U.S. Government Agency Bonds	82,897	0	0	82,897
U.S. Government Agency CMOs	0	110,542	0	110,542
Municipal Securities	0	38,371	9,716	48,087
Other Securities	530	0	1,117	1,647
Total Securities available for sale	$95,957	$148,913	$10,833	$255,703

Trading equity securities	$13	$0	$0	$13

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2011	2010
Balance at beginning of year	$10,833	$7,559
Total realized and unrealized gains/(losses) included in income	0	(150)
Total unrealized gains/(losses) included in other comprehensive income	(48)	56
Purchases of securities	9,177	5,097
Sales of securities	0	(397)
Calls and maturities	(5,062)	(540)
Net transfers in/(out) of Level 3	0	0
Balance at September 30 of each year	$14,900	$11,625

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the nine month period ended September 30,
2011
Impaired loans	$38,178	0	0	$38,178	$(6,462)
Other Real Estate Owned	$7,367	0	0	$7,367	$(1,128)

2010
Impaired loans	$29,587	0	0	$29,587	$(5,563)
Other Real Estate Owned	$9,020	0	0	$9,020	$(1,431)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $6,462,000 loss on impaired loans indicated in the table above, for the nine month period ended September 30, 2011, and the $5,563,000 for the nine months ended September 30, 2010, were charged to the allowance for loan losses, while the $1,128,000 and the $1,431,000 losses, for the nine months ended September 30 of 2011 and 2010, in other real estate owned were charged to earnings through other non-interest expense on the income statement.

NOTE 6 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per share
Net income	$1,630	$1,324	$3,473	$2,920
Preferred dividends and accretion of discount	420	420	1,260	1,260
Income available to common shareholders	$1,210	$904	$2,213	$1,660
Weighted average common shares outstanding	7,857,000	7,776,000	7,832,000	7,757,000

Basic Earnings per Share	$0.15	$0.12	$0.28	$0.22

Earnings per share assuming dilution
Net income	$1,630	$1,324	$3,473	$2,920
Preferred dividends and accretion of discount	420	420	1,260	1,260
Income available to common shareholders	$1,210	$904	$2,213	$1,660
Weighted average common shares outstanding	7,857,000	7,776,000	7,832,000	7,757,000
Add dilutive effect of assumed exercises of options	2,000	2,000	3,000	1,000
Weighted average common and dilutive potential common shares outstanding	7,859,000	7,778,000	7,835,000	7,758,000

Diluted Earnings per Share	$0.15	$0.12	$0.28	$0.22

Stock options and stock warrants for 1,030,057 shares for the three month and nine month periods of 2011, and stock options and warrants for 1,042,695 shares for the three and six month periods of 2010, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiaries: 1st Armored, Inc. (sold on March 31, 2010), 1st Title, Inc. and its 48% holdings in 1ST Investors Title, LLC), Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

On September 30, 2011 we completed the previously announced merger of our smallest affiliate bank, Firstbank – St Johns, with the larger Firstbank – Alma affiliate as planned. Systems consolidations will occur in the fourth quarter and will result in regulatory and operational efficiencies going forward.

Financial Condition

The Michigan and national economies, have begun to show some signs of improvement, but continued to operate below optimal levels during the first half of the year. Michigan’s unemployment rate has improved slowly from a seasonally adjusted rate of 14.1% in of the third quarter of 2009 (the high point), to 10.1% in September of 2011. This stubbornly high unemployment continues to result in a higher than traditional level of problem loans. Real estate values continue to be depressed, also contributing to higher loan losses. Restructured loans which are in conformance with their new terms were higher by $8.2 million compared with year end, nonaccrual loans declined $5.5 million, and loans 90 days or more past due increased $0.8 million. Other Real Estate Owned decreased $948,000. We believe these categories of loans will continue to be elevated in the near term as we work through the current economic conditions; however, we are constantly monitoring our loan portfolios for developing issues and reacting to them with swift actions to mitigate losses wherever possible.

Despite the tough environment, we continue to invest in our infrastructure. During the third quarter of 2011 we continued the development of a new mobile banking product that we expect to roll out late in the first quarter 2012.

During the first nine months of 2011, total assets increased $38.6 million, or 2.6%, with cash and cash equivalents increasing $28.0 million, or 38.1% primarily driven by increases in deposits and lack of loan demand. Securities available for sale increased $57.1 million, or 21.5%, from year end 2010, due primarily to reinvestment of cash balances held at the Federal Reserve into higher yielding investment securities. As a result of the soft loan demand, ending total portfolio loan balances decreased $42.6 million, or 4.1%, and quarterly average total loans were 4.4% lower in the third quarter of 2011 when compared with the fourth quarter of 2010.

Following is a comparison of loan balances for the quarter and prior year end.

(In Thousands of Dollars)	September 30, 2011	December 31, 2010
Commercial	$157,155	$164,413
Mortgage Loans on Real Estate:
Residential	344,700	352,652
Commercial	352,156	373,996
Construction	74,561	81,016
Consumer	55,485	54,759
Credit Card	4,996	4,784
Subtotal	989,053	1,031,620
Less:
Allowance for loan losses	(21,383)	(21,431)
Loans, net	$967,670	$1,010,189

Residential mortgages decreased $8.0 million, or 2.3%, from year end 2010 as pay downs of loans and refinanced loans sold in the secondary market exceeded our ability to generate replacement balances. Real estate construction loans also decreased $6.5 million, or 8.0%, during the first nine months of 2011. Commercial and commercial real estate loans were $29.1 million, or 5.4%, lower at September 30 when compared with year end 2010 as weak loan demand from qualified borrowers was unable to keep pace with principal pay downs.

Net charge-offs of loans were $10.8 million in the first three quarters compared with $7.0 million in the first three quarters of 2010. Third quarter 2011 net charge-offs were $3.4 million compared with $4.3 million in the second quarter of the year and $2.9 million in the third quarter of 2010. The ratio of net charge-offs of loans (annualized) to average loans was 1.42% in the first nine months of 2011 compared to 0.88% in the first nine months of 2010.

At September 30, 2011, the allowance as a percentage of average outstanding loans was 2.16% compared with 1.97% at the same point a year earlier and 2.08% at year end 2010. Restructured loans increased $8.2 from year end, as we work with our customers to resolve their current situations. Loans past due 90 days or more at September 30 increased $0.8 million compared with year end 2010. Partially offsetting these increases was a decrease of $5.5 million in nonaccrual loans compared with year end numbers. Despite the current elevated levels of these categories of loans, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to maintain our allowance for loan losses at its current level. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Total deposits increased $56.4 million, or 4.8% when compared with year end 2010 balances. Within the deposit base, interest bearing demand account balances increased $37.1 million, or 12.6%, savings balances increased $33.5 million, or 15.9%, and time balances decreased $33.6 million, or 6.8%. Within time balances, wholesale CDs were $9.5 million higher than year end, while core market CDs were down $43.1 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $19.4 million, or 10.5% higher than year end.

For the nine month period ended September 30, 2011, Federal Home Loan Bank advances and notes payable were down $24.1 million, or 59.4% from year end, primarily because funding from core deposits is sufficient to allow Federal Home Loan Bank advances to mature without replacement. Securities sold under agreements to repurchase and overnight borrowings were $1.5 million, or 3.70% higher due to normal fluctuations in customer cash flows.

Total shareholders’ equity increased $5.2 million from the previous year end. Net income of $3,473,000 and common stock issuances of $361,000 increased shareholders’ equity, while common and preferred stock dividends of $1,472,000 decreased shareholders’ equity. Accumulated other comprehensive income increased $2.7 million from year end. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. The per share book value of shareholders’ common equity was $15.36 at September 30, 2011, increasing from $14.82 at December 31, 2010. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $10.64 at the end of the third quarter of 2011, increasing from $10.00 at year end 2010. Shareholders’ common equity per share calculations excludes preferred stock of $32.8 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at September 30, 2011	$149,629	$149,629	$162,026
Required Regulatory Capital	59,163	39,482	78,964
Capital in Excess of Regulatory Minimums	90,466	110,147	83,062

Capital Ratios at September 30, 2011	10.12%	15.16%	16.42%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the second quarter of 2011. At the end of the third quarter our total risk based capital ratio was 16.42% compared with 15.94% at year end 2010. Tier 1 capital and tier 1 leverage ratios were 15.16% and 10.12% compared with 14.68% and 10.02% at year end 2010. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end and higher levels of capital in the company. The change in the leverage ratio was mainly due to a higher level of retained capital and a lower level of average assets for the quarter. As of September 30, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

 Results of Operations

Three Months Ended September 30, 2011

For the third quarter of 2011, net income was $1,630,000,  basic and diluted earnings per share were $0.15, compared with net income of $1,324,000, and $0.12 basic and diluted per share for the third quarter of 2010, and net income of $628,000, $0.03 basic and diluted earnings per share, for the second quarter of 2011. Net income available to shareholders was $1,210,000 in the current quarter compared with $904,000 in the third quarter of 2010 and $208,000 in the second quarter of 2011. This year’s third quarter was once again, heavily impacted by a $3.4 million charge to loan loss provision, as well as $797,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $17.2 million, when the third quarter of 2011 is compared to the same quarter a year ago. While overall earning assets increased from a year ago, a decrease in net loan balances of $64 million was offset by a $9 million increase in short term investments and a $80 million increase in available for sale securities. Compared with the previous quarter, average earning assets increased $9 million, or 0.7%. The yield on earning assets decreased 44 basis points, to 4.94%, for the quarter ended September 30, 2011, compared to 5.38% for the same quarter a year ago, and was 16 basis points lower when compared with the second quarter of 2011. The cost of funding related liabilities also decreased, falling 58 basis points when comparing this year’s third quarter to the same period a year ago, from 1.49% in 2010, to 0.91% in 2011. Compared with the prior quarter, the cost of funding related liabilities fell by 11 basis points. Since the decrease in the cost of funds relative to earning assets was greater than the decrease in the yield on earning assets, the net interest margin increased 14 basis points from last year’s third quarter to 4.03% in the current quarter. The net interest margin decreased five basis points when compared to the previous quarter. Net interest income increased $685,000 to $13.8 million in the third quarter of 2011 compared with the same period of 2010, as the increase in net interest margin and higher level of earning assets resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the third quarter of 2011, interest reversals associated with loans moving to nonaccrual status were $155,000 compared with $99,000 in the same quarter a year ago and $154,000 in the second quarter of 2011. Interest expense associated with FHLB advances decreased $677,000 when the third quarter of 2011 is compared with the same period of 2010, providing for lower cost of funding earning assets.

The provision for loan losses increased $393,000 when the third quarter of 2011 is compared to the same quarter of 2010. Provision for loan losses was $3.5 million in this year’s third quarter compared with $3.1 million in the third quarter of 2010. Compared with the second quarter of this year, the provision for loan losses was $0.9 million lower. In the third quarter of the year we charged down $3.0 million of commercial loans, for which we had specific reserves set aside of $2.4 million at the end of the previous quarter. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.6 million in the third quarter of 2011, compared with $3.3 million in the third quarter of 2010 and $2.0 million in the second quarter of 2011. Compared with 2010’s third quarter, gains on sale of mortgages were $1.0 million or 49.4% lower, primarily due to lower mortgage refinancing resulting from the current interest rate and regulatory environments. Gain on the sale of mortgage loans was $627,000, or 152% higher when the third quarter is compared to the second quarter. Lower refinance rates on mortgage loans during the quarter lead to increased activity. Also effecting non interest income was higher other income, which increased $212,000 compared with last year’s third quarter.

Total non-interest expense decreased $196,000, or 1.8%, when comparing the three month periods ended September 30, 2011 and 2010 and was primarily due to lower FDIC premiums. Premiums are now calculated on the basis of total assets less tangible capital rather than deposits. This change has benefited most community banks, shifting more of the premium to larger financial institutions. Resulting from the change in methodology, we over estimated our FDIC cost by $137.000 second quarter which resulted in lower costs for the third quarter. We estimate our new normalized cost will be approximately $330,000 per quarter going forward.

Salary and benefits expense was $294,000 higher when compared with the second quarter of the year in part due to one additional accrual day in the third quarter, reduced variable compensation expense in the second quarter associated with the lower level of earnings, and increased group health insurance costs in the third quarter.  Advertising and marketing expenses were $125,000 lower in the quarter, while other non-interest expense was $116,000, lower than the previous quarter reflecting our continuing efforts to control costs.

Federal Income tax expense was $540,000 in the third quarter of 2011, compared with $1,048,000 in the third quarter last year and $58,000 in the second quarter of 2011. In the third quarter of 2010, we recorded a $425,000 deferred tax impairment charge resulting in a higher effective tax rate for that period. The impairment charge in 2010 related to a capital loss on the company’s bank stock portfolio, which it no longer believed would recover in value or be offset with capital gains from other activities, therefore, the capital loss was unlikely to be deductible. The increase in taxes compared with the second quarter was primarily driven by higher pre-tax earnings.

Nine Months Ended September 30, 2011

For the first nine months of 2011, net income was $3,473,000, basic and diluted earnings per share were $0.28, compared with net income of $2,920,000, and $0.22 basic and diluted per share for the first three quarters of 2010. Net income available to shareholders was $2,213,000 in the current year compared with $1,660,000 in the same period of 2010. This year’s results were heavily impacted by a $10.7 million charge to loan loss provision, as well as $2.1 million in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $11.4 million, when the first nine months of 2011 are compared to the same time frame a year ago. While overall earning assets increased from a year ago, a decrease in higher yielding net loan balances was offset by an increase in lower yielding short term investments and available for sale securities. The yield on earning assets decreased 38 basis points, to 5.07%, for the nine months ended September 30, 2011, compared to 5.45% for the same nine months a year ago. The cost of funding related liabilities also decreased, falling 61 basis points when comparing this year’s first three quarters to the same period a year ago, from 1.62% in 2010, to 1.01% in 2011. Since the decrease in the cost of funds relative to earning assets was greater than the decrease in the yield on earning assets, the net interest margin increased 23 basis points from 3.83 % last year’s to 4.06% in the current year. Net interest income increased $2.7 million to $40.8 million in 2011 compared with the same period of 2010, as the increase in net interest margin resulted in higher net interest income. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the 2011, interest reversals associated with loans moving to nonaccrual status were $409,000 compared with $431,000 in the same period a year ago.

The provision for loan losses increased $2.1 million when year to date 2011 is compared to the same period of 2010. Provision for loan losses was $10.7 million in this year’s first nine months compared with $8.6 million in the first nine months of 2010. We charged down $8.9 million of commercial loans in the first three quarters of the year, for which we had specific reserves set aside of $4.7 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Year to date total non-interest income was $6.6 million in 2011, compared with $7.9 million in the same period of 2010. Compared with 2010, gains on sale of mortgages were $1.1 million, or 35.8% lower, primarily due to lower mortgage refinancing resulting from a higher interest rate environment during the first half of the year and new restrictions placed on mortgage lending by secondary market participants. Also effecting non interest income was lower other income, which was down $124,000 compared with last year mainly due to reduced revenue from our armored car business which was sold at the end of March 2010.

Total non-interest expense decreased $770,000, or 2.3%, when comparing the nine month periods ended September 30, 2011 and 2010 and was primarily due to lower FDIC premiums, which decreased $351,000 based on the new asset based formula for determining the bank’s premium amount. Salaries and benefits expense increased 0.2% as a 2.6 reduction in salaries and wages was offset by a 20.2% increase in group health insurance costs. Advertising and marketing costs decreased $158,000, occupancy costs decreased $166,000, and other expenses decreased $156,000, as we continue our cost control program. Costs associated with our other real estate owned portfolio increased $51,000 over the prior year as write downs on OREO properties increased $255,000 and costs associated with maintaining those properties decreased $204,000. Also benefiting this year’s comparison is the sale of our armored car business at the end of March 2010.

Federal Income tax expense was $947,000 for the first three quarters of 2011, compared with $1,370,000 for the same period last year. The decrease in taxes was primarily driven by a $425,000 deferred tax impairment charge recorded in 2010. The impairment charge in 2010 related to a capital loss on the company’s bank stock portfolio, which it no longer believed would recover in value or be offset with capital gains from other activities, therefore, the capital loss was unlikely to be deductible.

Liquidity

At September 30, 2011, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were at $102 million, an increase of $28 million, or 38%, compared with year end 2010. This increase was primarily the result of a reduction in our loan portfolio and core deposit growth of $43 million and $56 million, respectively, which both increased liquidity. Offsetting these items was an increase in our available for sale investment portfolio of $57 million and repayment of $24 million of Federal Home Loan Bank advances. Our securities available for sale portfolio now stands at $320 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $46 million, $101 million, and $64 million, respectively. Our banks also have access to funds through brokered CD markets.

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

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 15 through 17 in the Corporation’s annual report to shareholders for the year ended December 31, 2010.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 9, 2011, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2011 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION (Registrant)

Date: November 9, 2011	By:	/s/ Thomas R. Sullivan
Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Samuel G. Stone
Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.