Form 10-K
period 2011-12-31
FIRSTBANK CORP
filed 2012-03-12
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2633910
(State of Incorporation)	(I.R.S. Employer Identification No.)

311 Woodworth Avenue	48801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (989) 463-3131

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes          No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [ ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12-b-2).    Large accelerated filer ___Accelerated filer         Non-accelerated filer ___          Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X

Aggregate Market Value as of June 30, 2010:  $32,781,781
Common stock outstanding at February 29, 2012:  7,893,298 shares.

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

PART 1

ITEM 1.                      Business.

Firstbank Corporation (“We” or the “Corporation”) is a bank holding company. We own all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Keystone Community Bank, Firstbank – West Michigan, and FBMI Risk Management Services, Inc. (a captive insurance company).

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

Firstbank – Alma is a Michigan state chartered bank.  It and its predecessors have operated continuously in Alma, Michigan since 1880.  Its main office and one branch are located in Alma.  Firstbank – Alma also has two full service branches located in St Johns, and one full service branch located in each of the following communities near Alma:  Ashley, Dewitt, Ithaca, Merrill, Pine River Township, St. Charles, St. Louis and Vestaburg. Firstbank – Alma Mortgage Company, a subsidiary of the bank, was established in 2001.

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

The following table shows comparative information concerning our subsidiary banks at December 31, 2011:

	Firstbank – Alma	Firstbank (Mt. Pleasant)	Firstbank – West Branch	Keystone	Firstbank - West Michigan	Total
	(In Thousands of Dollars)

Assets	$362,447	$414,681	$248,168	$256,569	$202,189	$1,484,054
Deposits	$299,078	$366,095	$195,621	$210,213	$162,000	$1,233,007
Loans	$203,174	$285,276	$188,700	$187,053	$119,516	$983,719

As of December 31, 2011 we employed 435 persons on a full-time equivalent basis.

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

Our subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in seven geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Clinton, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare, Mecosta, Montcalm and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Keystone Community Bank primarily in Kalamazoo and Van Buren counties, and Firstbank – West Michigan primarily competes in Ionia, Kent, Montcalm, Barry, and Eaton counties.

SUPERVISION AND REGULATION

Banks and bank holding companies are extensively regulated. We are a bank holding company that is regulated by the Federal Reserve System. Firstbank – Alma, Firstbank (Mount Pleasant), Firstbank – West Branch,  Keystone Community Bank and Firstbank – West Michigan are chartered under state law and are supervised, examined, and regulated by the Federal Deposit Insurance Corporation and the Division of Financial Institutions of the Michigan Office of Financial and Insurance Regulation.

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

Although a number of the regulations required by the Dodd-Frank Act have been issued, many of the new requirements have not yet been implemented and will likely be subject to implementing regulations over the course of several years.  As these provisions continue to be implemented, we expect they may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  At this time, it is difficult to assess the full impact of the Dodd-Frank Act on our business.

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

Included in our Tier 1 capital as of December 31, 2011, is $36.1 million of trust preferred securities (classified on our balance sheet as "Subordinated Debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits.  However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of  deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) set an annual rate of between 5 and 9 basis points. The initial base assessment rate for institutions in Risk Categories II, III, and IV was set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rate for institutions with at least $10 billion in assets and certain "highly complex institutions" is set at an annual rate of between 5 and 35 basis points. These initial base assessment rates are adjusted to determine an institution's final assessment rate based on its brokered deposits and unsecured debt.  In addition, the rates are subject to a new depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain "highly complex institutions."

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

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $3.1 million at December 31, 2011 and will be expensed over future assessment periods.  The actual expense over the assessment periods will be different from this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.

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

The following table summarizes compliance with regulatory capital ratios by us and each of our subsidiary banks at December 31, 2011:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation – Consolidated	10.30%	15.29%	16.55%
Firstbank – Alma	8.22%	13.76%	15.02%
Firstbank (Mount Pleasant)	8.31%	11.80%	13.05%
Firstbank – West Branch	8.39%	12.13%	13.39%
Keystone Community Bank	10.09%	12.77%	14.03%
Firstbank – West Michigan	9.72%	15.68%	16.95%

The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements for a well capitalized bank on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
	(In Thousands of Dollars)

Capital Balances at December 31, 2011	$151,473	$151,473	$163,919
Well Capitalized Regulatory Capital Required	58,840	39,616	79,233
Capital in Excess of Regulatory Well Capitalized	$92,633	$111,857	$84,686

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

Investment Portfolio

The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31
	2011	2010	2009
Taxable
Treasury Note	$0	$12,530	$1,002
US Government Agencies	133,833	82,897	98,183
States and Political Subdivisions	31,163	8,667	1,241
Mortgage Backed Securities	71,052	55,900	10,339
Collateralized Mortgage Obligations	57,845	54,642	0
Corporate and Other	1,664	1,647	3,338
Total Taxable	$295,557	$216,283	$114,103

Tax-Exempt
States and Political Subdivisions	$46,627	$32,577	$31,656
Total	$46,627	$32,577	$31,656

Analysis of Investment Securities Portfolio

The following table shows, by class of maturities at December 31, 2011, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)
	(In Thousands of Dollars)
U.S. Agencies:
One Year or Less	$7,340	5.79%
Over One Through Five Years	120,458	2.19%
Over Five Years Through Ten Years	6,035	5.50%
Total	$133,833	2.54%

State and Political Subdivisions:
One Year or Less	$18,911	2.98%
Over One Through Five Years	44,115	2.73%
Over Five Through Ten Years	8,411	3.73%
Over Ten Years	6,353	4.72%
Total	$77,790	3.04%

Mortgage Backed Securities
One Year or Less	$0	-
Over One Through Five Years	621	4.13%
Over Five Through Ten Years	49,200	3.57%
Over Ten Years	21,231	3.52%
Total	$71,052	3.56%

Collateralized Mortgage Obligations
One Year or Less	$0	-
Over One Through Five Years	3,183	2.51%
Over Five Through Ten Years	7,631	4.08%
Over Ten Years	47,031	3.64%
Total	$57,845	3.64%

Corporate and Other:
One Year or Less	$1,664	-
Total	$1,664	-

TOTAL	$342,184	3.04%

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

The following table presents the loans outstanding at December 31st for the years ended:

	2011	2010	2009	2008	2007
	(In Thousands of Dollars)
Loan Categories:
Commercial and Agricultural	$156,551	$164,413	$192,096	$184,455	$219,080
Commercial Real Estate	365,029	373,996	398,416	391,572	311,494
Real Estate Mortgages	340,060	354,007	377,261	403,695	387,222
Real Estate Construction	60,280	81,016	85,229	103,206	126,027
Consumer	61,989	59,543	69,735	75,296	78,107

Total	$983,909	$1,032,975	$1,122,737	$1,158,224	$1,121,930

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2011.  Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)

Commercial and Agricultural	$93,728	$58,016	$4,807	$156,551
Real Estate Construction	22,449	29,198	8,633	60,280
Total	$116,177	$87,214	$13,440	$216,831

Loans Due after One Year:
With Pre-determined Rate		$13,111	$5,276	$18,387
With Adjustable Rates		74,103	8,164	82,267
Total		$87,214	$13,440	$100,654

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2011	2010	2009	2008	2007
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$1,771	$3,565	$3,576	$6,511	$7,339
Commercial Real Estate	15,336	16,868	22,945	9,817
Real Estate Mortgages	5,652	5,745	3,821	2,986	3,032
Consumer	210	184	335	268	83
Total	22,969	26,362	30,677	19,582	10,454

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	0	0	183	1,447	161
Commercial Real Estate	0	18	408	663	571
Real Estate Mortgages	401	573	2,504	2,790	2,170
Consumer	18	15	126	82	259
Total	419	606	3,221	4,982	3,161

Renegotiated Loans:
Commercial and Agricultural	3,562	36	3,566	110	374
Commercial Real Estate	10,652	5,768	1,980	0	0
Real Estate Mortgages	4,703	4,252	1,560	165	165
Consumer	0	0	0	0	4
Total	18,917	10,056	7,106	275	543

Total Nonperforming Loans	42,305	37,024	41,004	24,839	14,158

Property from Defaulted Loans	5,251	8,316	7,425	5,382	3,153

Total Nonperforming Assets	$47,556	$45,340	$48,429	$30,221	$17,311

Nonperforming assets are defined as nonaccrual loans, loans 90 days or more past due, property from defaulted loans and renegotiated loans.

The amount of interest income on the above loans that was included in net income for the period ended December 31, 2011, was $1,698,000. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $1,816,000 in gross interest income would have been recorded.

Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 2011 we had $10,652,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

At December 31, 2011, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2011.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2011	2010	2009	2008	2007

Balance at Beginning of Period	$21,431	$19,114	$14,594	$11,477	$9,966
Allowance of acquired banks	0	0	0	0	2,346
Charge-Offs:
Commercial and Agricultural	10,519	8,073	7,422	3,451	2,231
Residential Real Estate Mortgages	3,490	2,788	2,231	1,350	510
Consumer	913	1,102	1,532	1,014	682
Total Charge-Offs	14,922	11,963	11,185	5,815	3,423
Recoveries:
Commercial and Agricultural	692	326	557	252	157
Residential Real Estate Mortgages	180	216	128	93	25
Consumer	301	394	349	331	393
Total Recoveries	1,173	936	1,034	676	575
Net Charge-Offs	13,749	11,027	10,151	5,139	2,848
Provision for Loan Losses	13,337	13,344	14,671	8,256	2,013
Balance at End of Period	$21,019	$21,431	$19,114	$14,594	$11,477

Net Charge-Offs as a Percent of Average Loans	1.37%	1.05%	.90%	.45%	.28%

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

Allocation of the Allowance for Loan Losses

The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2011		2010		2009		2008		2007
(In Thousands of Dollars)
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans

Commercial and Agricultural	$2,485	16%	$3,024	16%	$3,640	17%	$10,621	16%	$8,696	20%
Real Estate Mortgages	17,432	77%	17,109	78%	13,942	77%	2,644	77%	833	73%
Consumer	931	7%	1,162	6%	1,525	6%	1,169	7%	1,272	7%
Unallocated*	171		136		7		160		676

Total	$21,019	100%	$21,431	100%	$19,114	100%	$14,594	100%	$11,477	100%

We have developed and implemented a comprehensive quantitative and qualitative methodology for analyzing factors which impact the allowance for loan losses. This methodology is applied consistently across our five banking subsidiaries and considers exposures to industries potentially most affected by current risks in the economic and political environment and the review of potential risks in certain credits.

Average Deposits

The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Average Balance:	(In Thousands of Dollars)
Non-interest-bearing Demand Deposits	$199,849		$170,823		$153,962
Interest-bearing Demand Deposits	319,053	0.41%	274,570	0.64%	236,087	0.71%
Other Savings Deposits	235,422	0.44%	194,855	0.58%	163,249	0.60%
Other Time Deposits	470,314	1.82%	529,947	2.43%	511,269	3.17%
Total Average Deposits	$1,224,638	1.06%	$1,170,195	1.58%	$1,064,567	2.07%

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2011, was as follows (In Thousands of Dollars):

Three Months or Less	$35,558
Over Three Through Six Months	28,348
Over Six Through Twelve Months	51,855
Over Twelve Months	63,725
Total	$179,486

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended:

	2011	2010	2009
Financial Ratios:
Return on Average Total Assets	0.38%	0.25%	0.19%
Return on Average Equity	3.75%	2.56%	1.86%
Average Equity to Average Total Assets	10.07%	9.87%	10.09%
Dividend Payout Ratio	5.58%	16.47%	113.80%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2011, which consist of the following:

(In Thousands of Dollars)
	2010	2010	2009
Amounts Outstanding at the End of the Year	$46,784	$41,328	$39,409

Weighted Average Interest Rate at the End of the Year	.19%	.19%	.29%

Longest Maturity	1/1/12	1/1/11	1/1/10

Maximum Amount Outstanding at any Month End During Year	$47,603	$46,477	$50,148

Approximate Average Amounts Outstanding During the Year	$43,847	$40,338	$44,933

Approximate Weighted Average Interest Rate for the Year	.19%	.24%	.30%

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

ITEM 2.   Properties

Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 51 banking offices throughout central and southwestern Michigan, most of which are full service facilities. Our subsidiaries operate larger facilities as main offices in Alma, Mt. Pleasant, West Branch, Kalamazoo and Ionia. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

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

William L. Benear (age 65) became President & CEO of Firstbank – West Michigan in August 2008. Mr. Benear became executive vice president of Firstbank – West Michigan in February of 2008. Mr. Benear has been a Vice President of the Corporation since 2000. Prior to joining the West Michigan staff, Mr. Benear was President & CEO of Firstbank – Lakeview since January of 2000.

David L. Miller (age 46) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank - Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

Douglas J. Ouellette (age 45) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007.  Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005.

Daniel H. Grenier (age 58) became President & CEO of Firstbank – West Branch and Vice President of the Corporation in January 2010. Mr. Grenier joined Firstbank – West Branch in 1987. Prior to his appointment as President & CEO, Mr. Grenier served as Executive Vice President for Firstbank – West Branch.

Richard D. Rice (age 52) was named a Vice President of the Corporation in April 2004.  Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003.  From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America).  Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

Thomas O. Schlueter (age 54) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005.  From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999.  Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

Samuel G. Stone (age 66) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments.

Thomas R. Sullivan (age 61) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996.

James E. Wheeler, II (age 52) was appointed President & CEO of Firstbank – Alma in January 2000.  Mr. Wheeler has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The information under the caption “Common Stock Data” on page 21 in the registrant’s annual report to shareholders for the year ended December 31, 2011, is here incorporated by reference.

ITEM 6.    Selected Financial Data.

The information under the heading “Financial Highlights” on page 4 in the registrant’s annual report to shareholders for the year ended December 31, 2011, is here incorporated by reference.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 22 in the registrant’s annual report to shareholders for the year ended December 31, 2011, is here incorporated by reference.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 13 and 14 and “Quantitative and Qualitative Disclosure About Market Risk” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2011, is here incorporated by reference.

ITEM 8.    Financial Statements and Supplementary Data.

The following consolidated financial statements, management's report on internal controls, and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

Consolidated Balances Sheets at December 31, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes In Shareholders' Equity
for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended
December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Note 27 - Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 23, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 23, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2011 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)           Management’s Report on Internal Controls over Financial Reporting.

As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 23 of the registrant’s annual report to shareholders for the year ended December 31, 2010, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2011, its system of internal control over financial reporting was effective.

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

(c)           Changes in Internal Controls.

During the quarter ended December 31, 2011, there were no significant changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2011.

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

ITEM 11.    Executive Compensation.

Information contained under the captions “Director Compensation”, “Compensation Discussion and Analysis”, Executive Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2012, is here incorporated by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 23, 2012, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.  We had the following equity compensation plans at December 31, 2011:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	396,898	$16.58	73,734

Equity compensation plans not approved by security holders	0	-	0

Total	396,898	$16.58	73,734

These equity compensation plans are more fully described in Note 15 to the Consolidated Financial Statements.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors and Attendance at Meetings” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2012, is hereby incorporated by reference.

ITEM 14.    Principal Accountant Fees and Services.

The information set forth under the heading “Relationship with Independent Certified Public Accountants” on page 31 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 23, 2012, is hereby incorporated by reference.

ITEM 15.    Exhibits and Financial Statement Schedules.

(a)(1)           Financial Statements.

The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2011, in Item 8:

Page Number in
Statement or Report	Annual Report

Reports of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets as of December 31, 2011 and 2010	25
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	26
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009	27
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	28
Notes to Consolidated Financial Statements	29-56

The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2011.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 27, 2012.

FIRSTBANK CORPORATION

By: /s/ Thomas R. Sullivan	By: /s/ Samuel G. Stone
Thomas R. Sullivan President & Chief Executive Officer (Principal Executive Officer)	Samuel G. Stone Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Date

/s/ Thomas R. Sullivan	February 27, 2012
Thomas R. Sullivan, Principal Executive Officer and a Director

/s/ Samuel G. Stone	February 27, 2012
Samuel G. Stone, Principal Financial and Accounting Officer

/s/ Thomas D. Dickinson	February 27, 2012
Thomas D. Dickinson, Director

/s/ David W. Fultz	February 27, 2012
David W. Fultz, Director

/s/ Jeff A. Gardner	February 27, 2012
Jeff A. Gardner, Director

/s/ William E. Goggin	February 27, 2012
William E. Goggin, Director

/s/ Edward B. Grant	February 27, 2012
Edward B. Grant, Director

/s/ Samuel A. Smith	February 27, 2012
Samuel A. Smith, Director

Number	Exhibit

3(a)	Restated Articles of Incorporation of Firstbank Corporation, incorporated by reference to the Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

3(b)	Bylaws. Previously filed as exhibit 3.2 to the Form 8K dated January 30, 2009. Here incorporated by reference.

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

10(l)*
Form of waiver executed by the Corporation and each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Douglas J. Ouellette, and James E. Wheeler II, incorporated by reference to Exhibit 10.3 to the Firstbank Corporation Current Report on Form 8-K dated January 26, 2009.

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

10(o)
Form of Letter Agreement executed by each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Douglas J. Ouellette and James E. Wheeler II effective January 30, 2009, incorporated by reference to Exhibit 10.2 to the Firstbank Corporation Report on Form 8-K dated January 26, 2009.

12	Ratio of Earning to Fixed Charges

13
2011 Annual Report to Shareholders.  (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).  This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement dated March 16, 2012, relating to the April 23, 2012 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR subsection 30.15.

99.2	Firstbank Corporation 401(k) Plan Performance Table.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*Management contract or compensatory plan.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.

Firstbank Corporation 401(k) Plan Performance Table.