Form 10-Q
period 2012-03-31
FIRSTBANK CORP
filed 2012-05-11
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Large accelerated filer ___   Accelerated filer ___  Non-accelerated filer ___   Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X

Common stock outstanding at April 30, 2012: 7,930,346 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 24

Item 4.	Controls and Procedures	Page 24

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 25

Item 6.	Exhibits	Page 25

SIGNATURES	Page 26

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Dollars in thousands)
UNAUDITED

	March 31	December 31,
	2012	2011
ASSETS
Cash and due from banks	$26,452	$40,151
Short term investments	85,863	35,665
Total Cash and cash equivalents	112,315	75,816

FDIC insured bank time certificates of deposit	4,164	4,432
Trading account securities	2	2
Securities available for sale	353,804	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	5,417	349
Loans, net of allowance for loan losses of $21,220 at March 31, 2012 and $21,019 at December 31, 2011	961,092	962,890
Premises and equipment, net	24,845	25,087
Goodwill	35,513	35,513
Core deposit and other intangibles	1,302	1,448
Other real estate owned	4,022	5,251
Accrued interest receivable and other assets	23,809	25,061

TOTAL ASSETS	$1,533,551	$1,485,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$220,653	$214,904
Interest bearing accounts:
Demand	354,889	340,942
Savings	262,734	241,603
Time	415,026	423,093
Total Deposits	1,253,302	1,220,542

Securities sold under agreements to repurchase and overnight borrowings	55,047	46,784
Federal Home Loan Bank advances	24,426	19,457
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	7,236	7,055
Total Liabilities	1,376,095	1,329,922

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 33,000 issued	32,800	32,792
Common stock; 20,000,000 shares authorized, 7,911,209 shares issued and outstanding (7,892,486 at December 31, 2011)	115,888	115,734
Retained earnings	5,485	3,955
Accumulated other comprehensive income	3,283	2,896
Total Shareholders’ Equity	157,456	155,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,533,551	$1,485,299

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2012 AND 2011
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2012	2011
Interest Income:
Interest and fees on loans	$14,568	$15,646
Securities
Taxable	1,221	1,011
Exempt from Federal Income Tax	283	293
Short term investments	54	39
Total Interest Income	16,126	16,989
Interest Expense:
Deposits	1,892	3,049
FHLB advances and other borrowing	191	281
Subordinated Debt	276	367
Total Interest Expense	2,359	3,697
Net Interest Income	13,767	13,292
Provision for loan losses	2,494	3,011
Net Interest Income after provision for loan losses	11,273	10,281
Non-interest Income:
Service charges on deposit accounts	1,058	1,092
Gain on sale of mortgage loans	1,695	568
Mortgage servicing, net of amortization	(94)	28
Gain/(loss) on trading account securities	1	6
Gain/(loss) on securities	13	(8)
Other	541	359
Total Non-interest Income	3,214	2,045
Non-interest Expense:
Salaries and employee benefits	5,670	5,270
Occupancy and equipment	1,361	1,424
FDIC insurance premium	374	543
Amortization of intangibles	145	185
Outside professional services	303	263
Advertising and promotions	364	264
Other real estate owned costs	417	580
Other	2,413	2,233
Total Non-interest Expense	11,047	10,762

Income before federal income taxes	3,440	1,564
Federal income taxes	1,023	349
NET INCOME	2,417	$1,215

Preferred stock dividends and accretion of discount on preferred stock	420	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,997	$795

COMPREHENSIVE INCOME
Net Income	$2,417	$1,215
Change in unrealized gain on securities, net of tax and reclassification effects	387	310
TOTAL COMPREHENSIVE INCOME	$2,804	$1,525

Basic Earnings Per Share	$0.25	$0.10
Diluted Earnings Per Share	$0.25	$0.10
Dividends Per Share	$0.06	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE THREE MONTHS ENDED
               MARCH 31, 2012 AND 2011
                (Dollars in thousands)
                UNAUDITED

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$2,417	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,494	3,011
Depreciation of premises and equipment	486	542
Net amortization of security premiums/discounts	940	923
Loss/(Gain) on trading account securities	(1)	(6)
Loss/(Gain) on securities transactions	(13)	8
Amortization and impairment of intangibles	145	185
Stock option and stock grant compensation expense	21	33
Gain on sale of mortgage loans	(1,695)	(568)
Proceeds from sales of mortgage loans	50,560	18,076
Loans originated for sale	(53,933)	(16,180)
Deferred federal income tax expense/(benefit)	199	160
Decrease in accrued interest receivable and other assets	901	801
Increase/(decrease) in accrued interest payable and other liabilities	180	(183)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,701	8,017

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,765	553
Proceeds from maturities of CD’s	248	4,731
Proceeds from maturities and calls of securities available for sale	31,521	22,390
Purchases of securities available for sale	(45,227)	(43,723)
Proceeds from sale of fixed assets	1	1
Net (increase)/decrease in portfolio loans	(869)	12,149
Proceeds from sale of other real estate owned	1,357	917
Net purchases of premises and equipment	(245)	(573)
NET CASH USED IN INVESTING ACTIVITIES	(11,449)	(3,555)

FINANCING ACTIVITIES
Net increase/(decrease) in deposits	32,760	33,936
Increase/(decrease) in securities sold under agreements to repurchase and other short term borrowings	8,263	1,295
Repayment of Federal Home Loan Bank borrowings	(3,031)	(15,030)
Proceeds from Federal Home Loan Bank borrowings	8,000	0
Cash proceeds from issuance of common stock, net	142	70
Cash dividends-preferred stock	(413)	(412)
Cash dividends-common stock	(474)	(78)
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,247	19,781

INCREASE IN CASH AND CASH EQUIVALENTS	36,499	24,243
Cash and cash equivalents at beginning of period	75,816	73,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,315	$97,781

Supplemental Disclosure
Interest Paid	$2,885	$3,665
Income Taxes Paid	$1,000	$725
Non cash transfers of loans to Other Real Estate Owned	$172	$836

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiary; 1st Title, Inc., and its 48% ownership in 1st Investors Title, LLC, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 48% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

Newly Adopted Accounting Standards

Effect of Newly Issued but not yet Effective Accounting Standards

NOTE 2 - INVESTMENTS

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
March 31, 2012
Securities available for sale
U.S. governmental agency	$134,833	$1,255	$(55)	$136,033
States and political subdivisions	83,207	1,497	(51)	84,653
Mortgage backed securities	69,763	1,457	(7)	71,213
Collateralized mortgage obligations	59,389	881	(20)	60,250
Equity and other securities	1,622	33	0	1,655
Total securities available for sale	$348,814	$5,123	$(133)	$353,804

December 31, 2011
Securities available for sale
U.S. governmental agency	$132,534	$1,325	$(25)	$133,834
States and political subdivisions	76,574	1,238	(23)	77,789
Mortgage backed securities	70,059	1,080	(87)	71,052
Collateralized mortgage obligations	57,006	854	(15)	57,845
Equity and other securities	1,606	58	0	1,664
Total securities available for sale	$337,779	$4,555	$(150)	$342,184

Securities with unrealized losses at March 31, 2012 and year end 2011 not recognized in income are as follows:

(In Thousands of Dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2012
US governmental agency	$11,253	$(55)	$0	$0	$11,253	$(55)
States and political subdivisions	7,437	(46)	978	(5)	8,415	(51)
Mortgage backed securities	2,725	(7)	0	0	2,725	(7)
Collateralized mortgage obligations	2,204	(7)	4,077	(13)	6,281	(20)
Total temporarily impaired	$23,619	$(115)	$5,055	$(18)	$28,674	$(133)

December 31, 2011
US governmental agencies	$17,974	$(25)	$0	$0	$17,974	$(25)
States and political subdivisions	5,987	(23)	0	0	5,987	(23)
Mortgage backed securities	18,091	(87)	0	0	18,091	(87)
Collateralized mortgage obligations	5,703	(11)	887	(4)	6,590	(15)
Total temporarily impaired	$47,755	$(146)	$887	$(4)	$48,642	$(150)

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

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the three months ended March 31 of 2012 and 2011.

	As of March 31,
(In Thousands of Dollars)	2012	2011
Trading Account Securities Gains/Losses	$1	$6

Available for Sale Securities
Gross realized gains	13	0
Gross realized losses	0	(8)
Net realized gains (losses)	$13	$(8)

The carrying value of securities at March 31, 2012, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands of Dollars)	Carrying Value
Due in one year or less	$29,098
Due after one year through five years	178,884
Due after five years through ten years	66,797
Due after ten years	77,370
Total debt securities	352,149

Equity securities	1,655
Total securities	$353,804

At March 31, 2012 and 2011, securities with carrying values approximating $53,971,000 and $49,958,000 were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

Federal Home Loan Bank stock is carried at cost, which approximates fair value.

NOTE 3 - LOANS

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

Impaired Restructured and Accruing loans are graded seven or better based on the above definitions. If  a restructured loan is graded as eight or nine, it is reported as Impaired Nonaccrual, or Doubtful Nonaccrual, respectively.

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

Credit Quality Indicators:

Loans at period end were as follows:

(In Thousands of Dollars)	March 31, 2012	December 31, 2011
Commercial & Industrial
Pass loans	$127,829	$122,812
Watch loans	16,713	19,542
Special mention loans	5,613	7,878
Substandard loans	3,557	2,928
Impaired restructured and accruing loans	2,432	3,562
Impaired nonaccrual loans	1,581	1,771
Doubtful nonaccrual loans	0	0
Total Commercial & Industrial	157,725	158,493

Commercial Real Estate
Pass loans	$371,789	$373,320
Watch loans	58,073	56,571
Special mention loans	20,536	21,155
Substandard loans	6,207	5,686
Impaired restructured and accruing loans	11,220	10,652
Impaired nonaccrual loans	13,767	15,336
Doubtful nonaccrual loans	0	0
Total Commercial Real Estate	481,592	482,720

First lien residential mortgage loans
Performing loans	$201,545	$199,117
Loans > 60 days past due	1,435	2,203
Impaired restructured and accruing loans	4,207	4,425
Nonaccrual loans	5,807	5,374
Total First lien residential mortgage loans	212,994	211,119

Junior lien residential mortgage loans
Performing loans	$63,500	$66,169
Loans > 60 days past due	193	328
Impaired restructured and accruing loans	360	278
Nonaccrual loans	250	278
Total Junior lien residential mortgage loans	64,303	67,053

Consumer Loans
Performing loans	$65,103	$64,075
Loans > 60 days past due	110	239
Impaired restructured and accruing loans	107	0
Nonaccrual loans	378	210
Total Consumer Loans	65,698	64,524

Total Loans	$982,312	$983,909

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

Allowance for credit losses and recorded investment in financing receivables:

(In Thousands of Dollars)
Three months ending March 31, 2012	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	3	1,525	707	221	165	(127)	2,494
Loans charged off	(129)	(1,340)	(583)	(194)	(249)	0	(2,495)
Recoveries	10	48	46	0	98	0	202
Ending balance	$2,369	$11,767	$5,563	$532	$945	$44	$21,220

Ending balance: individually evaluated for impairment	$253	$3,399	$0	$0	$0	$0	$3,652

Ending balance: collectively evaluated for impairment	$2,116	$8,368	$5,563	$532	$945	$44	$17,569

Financing Receivables:
Ending balance	$157,725	$481,592	$212,994	$64,303	$65,698	$0	$982,312

Ending balance: individually evaluated for impairment	$4,013	$24,979	$0	$0	$0	$0	$28,992

Ending balance: collectively evaluated for impairment	$154,433	$455,892	$212,994	$64,303	$65,698	$0	$953,320

Three months ending March 31, 2011
Allowance for Credit Losses:
Beginning balance	$3,024	$12,375	$3,960	$774	$1,162	$136	$21,431
Provision for loan losses	386	1,813	519	105	24	164	3,011
Loans charged off	(760)	(1,555)	(461)	(331)	(181)	0	(3,288)
Recoveries	112	4	4	0	73	0	193
Ending balance	$2,762	$12,637	$4,022	$548	$1,078	$300	$21,347

Ending balance: individually evaluated for impairment	$313	$4,354	$0	$0	$0	$0	$4,667

Ending balance: collectively evaluated for impairment	$2,449	$8,283	$4,022	$548	$1,078	$300	$16,680

Financing Receivables:
Ending balance	$161,261	$503,727	$201,048	$73,548	$75,980	$0	$1,015,564

Ending balance: individually evaluated for impairment	$1,044	$24,825	$0	$0	$0	$0	$25,869

Ending balance: collectively evaluated for impairment	$160,217	$478,902	$201,048	$73,548	$75,980	$0	$989,695

Age Analysis of Past Due Loans excluding nonaccrual loans:

(In thousands of dollars)
At March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$480	$75	$529	$1,084	$155,781	$157,725	$530
Commercial Real Estate	1,106	1,049	67	2,222	464,882	481,592	67
Residential Mortgages 1st Liens	654	1,001	562	2,217	204,970	212,994	573
Residential Mortgages Junior Liens	441	37	27	505	63,548	64,303	27
Consumer	328	110	0	438	63,882	65,698	0
Total	$3,009	$2,272	$1,185	$6,466	$953,063	$982,312	$1,197

At December 31, 2011
Commercial and Industrial	$1,039	$94	$0	$1,133	$157,360	$158,493	$0
Commercial Real Estate	4,313	500	0	4,813	477,907	482,720	0
Residential Mortgages 1st Liens	973	1,875	328	3,176	208,221	211,397	328
Residential Mortgages Junior Liens	561	255	73	889	65,886	66,775	73
Consumer	848	221	18	1,087	63,437	64,524	18
Total	$7,734	$2,945	$419	$11,098	$972,811	$983,909	$419

Impaired loans were as follows:

(In Thousands of Dollars)
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,504	$3,504	0	$3,931	$72
Commercial Real Estate	11,393	11,392	0	11,667	318
Residential Mortgages 1st Liens	10,014	10,014	0	10,047	123
Residential Mortgages Junior Liens	610	610	0	444	3
Consumer	485	485	0	348	8
Total	$26,006	$26,005	$0	$26,437	$524

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$257	$509	$253	$615	$13
Commercial Real Estate	10,190	13,587	3,399	12,118	51
Residential Mortgages 1st Liens	0	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	$10,447	$14,096	$3,652	$12,733	$64

Total
Commercial and Industrial	$3,761	$4,013	$253	$4,546	$85
Commercial Real Estate	21,583	24,979	3,399	23,785	369
Residential Mortgages 1st Liens	10,014	10,014	0	10,047	123
Residential Mortgages Junior Liens	610	610	0	444	3
Consumer	485	485	0	348	8
Total	$36,453	$40,101	$3,652	$39,170	$588

December 31, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$4,358	$5,846	0	$2,073	$116
Commercial Real Estate	11,940	16,987	0	12,444	452
Residential Mortgages 1st Liens	10,079	11,120	0	9,223	219
Residential Mortgages Junior Liens	278	331	0	459	2
Consumer	210	249	0	192	0
Total	$26,865	$34,533	$0	$24,391	$789

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$720	$998	$253	$722	$0
Commercial Real Estate	10,423	15,225	3,622	9,003	28
Residential Mortgages 1st Liens	0	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	$11,143	$16,223	$3,875	$9,725	$28

Total
Commercial and Industrial	$5,078	$6,844	$253	$2,795	$116
Commercial Real Estate	22,363	32,212	3,622	21,447	480
Residential Mortgages 1st Liens	10,079	11,120	0	9,223	219
Residential Mortgages Junior Liens	278	331	0	459	2
Consumer	210	249	0	192	0
Total	$38,008	$50,756	$3,875	$34,116	$817

Loan Modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
March 31, 2012
Commercial and industrial	5	$787	$782	0	$0
Commercial real estate	8	1,985	1,983	4	1,047
Residential 1st liens	4	377	377	6	561
Residential junior liens	2	103	103	0	0
Consumer	2	107	107	0	0
Total	21	$3,359	$3,352	10	$1,608

March 31, 2011
Commercial and industrial	2	$95	$99	1	$150
Commercial real estate	4	354	354	1	995
Residential 1st liens	3	330	351	2	136
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	9	$779	$804	4	$1,281

Financing Receivables on Nonaccrual Status were as follows:

(In Thousands of Dollars)	March 31, 2012	December 31, 2011
Nonaccrual loans at period end
Commercial and Industrial	$1,580	$1,771
Commercial Real Estate	13,760	15,336
Residential Mortgages 1st Liens	5,807	5,374
Residential Mortgages Junior Liens	250	278
Consumer	378	210
Total nonaccrual loans	$21,775	$22,969

NOTE 4 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

March 31, 2012 (In Thousands of Dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and cash equivalents	$112,315	$112,315	$112,315	-	-
FDIC insured bank certificates of deposit	4,164	4,164	4,164	-	-
Trading account securities	2	2	2	-	-
Securities available for sale	353,804	353,804	67	337,109	16,628
Federal Home Loan Bank stock	7,266	7,266	-	-	7,266
Loans held for sale	5,417	5,417	-	5,417
Loans, net	961,092	946,393	-	-	946,393
Accrued interest receivable	4,778	4,778	4,778	-	-

Financial Liabilities:
Non-interest bearing deposits	(220,653)	(220,653)	(220,653)	-	-
Interest bearing deposits	(1,032,649)	(1,024,615)	-	-	(1,024,615)
Securities sold under agreements to repurchase and overnight borrowings	(55,047)	(55,047)	-	(55,047)	-
Federal Home Loan Bank advances	(24,426)	(26,270)			(26,270)
Accrued interest payable	(788)	(788)	(788)	-	-
Subordinated debentures	(36,084)	(36,319)	-	-	(36,319)

December 31, 2011	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$75,816	$75,816
FDIC insured bank certificates of deposit	4,432	4,432
Trading account securities	2	2
Securities available for sale	342,184	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	349	349
Loans, net	962,890	944,756
Accrued interest receivable	4,531	4,531

Financial Liabilities:
Non-interest bearing deposits	(214,904)	(214,904)
Interest bearing deposits	(1,005,638)	(1,000,580)
Securities sold under agreements
to repurchase and overnight borrowings	(46,784)	(46,784)
Federal Home Loan Bank advances	(19,457)	(21,359)
Accrued interest payable	(762)	(762)
Subordinated debentures	(36,084)	(36,488)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at March 31, 2012 and December 31, 2011.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2012, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Securities available for sale
U.S. governmental agency bonds	$0	$136,033	$0	$136,033
Mortgage backed securities	0	71,213	0	71,213
Collateralized mortgage obligations	0	60,250	0	60,250
States and political subdivisions	0	69,613	15,040	84,653
Equity and other Securities	67	0	1,588	1,655
Total Securities available for sale	$67	$337,109	$16,628	$353,804

Trading equity securities	$2	$0	$0	$2

December 31, 2011
Securities available for sale
U.S. governmental agency bonds	$0	$133,834	$0	$133,834
Mortgage backed securities	0	71,052	0	71,052
Collateralized mortgage obligations	0	57,845	0	57,845
States and political subdivisions	0	62,447	15,342	77,789
Equity and other Securities	92	0	1,572	1,664
Total Securities available for sale	$92	$325,179	$16,914	$342,184

Trading equity securities	$2	$0	$0	$2

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2012	2011
Balance at beginning of year	$16,914	$10,833
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	(14)
Purchases of securities	2,242	0
Sales of securities	0	0
Calls and maturities	(2,528)	(7)
Net transfers in/(out) of Level 3	0	500
Balance at March 31 of each year	$16,628	$11,312

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three month period ended March 31,
2012
Impaired loans	$40,101	0	0	$40,101	$(1,614)
Other Real Estate Owned	$4,022	0	0	$4,022	$(417)

2011
Impaired loans	$36,394	0	0	$36,394	$(2,314)
Other Real Estate Owned	$7,922	0	0	$7,922	$(358)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $1,614,000 loss on impaired loans indicated in the table above, for the three month period ended March 31, 2012, and the $2,314,000 for the three months ended March 31, 2011, were charged to the allowance for loan losses, while the $417,000 and the $358,000 losses, for the three months ended March 31 of 2012 and 2011, in other real estate owned were charged to earnings through other non-interest expense on the income statement.

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2012	2011
Earnings per share
Net income	$2,417	$1,215
Preferred dividends and accretion of discount	420	420
Income available to common shareholders	$1,997	$795
Weighted average common shares outstanding	7,897,000	7,807,000

Basic Earnings per Share	$0.25	$0.10

Earnings per share assuming dilution
Net income	$2,417	$1,215
Preferred dividends and accretion of discount	420	420
Income available to common shareholders	$1,997	$795
Weighted average common shares outstanding	7,897,000	7,807,000
Add dilutive effect of assumed exercises of options	6,000	3,000
Weighted average common and dilutive otential common shares outstanding	7,903,000	7,810,000

Diluted Earnings per Share	$0.25	$0.10

Stock options and stock warrants for 925,879 shares for the three month period of 2012, and stock options and warrants for 1,033,692 shares for the three month period of 2011, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including 1st Title, Inc. and its 48% holdings in 1ST Investors Title, LLC), Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Financial Condition

Our balance sheet continued to grow during the first quarter of 2012, with total assets increasing by $48 million from year end. Unfortunately that growth has been in short term investments, up $50 million, and to a lesser degree in securities available for sale which increased $12 million. Offsetting these increases were decreases in cash and equivalents of $14 million and net loan of $1.8 million. We have seen a slowing of our loan runoff, but have yet to be able to sustain any loan growth since the recession began in 2008. The growth in short term investments is primarily due to increased balances maintained at the Federal Reserve, which earn a nominal interest rate.

The allowance for loan losses remained relatively stable during the first quarter of the year at $21.2 million, up $201,000 from year end. The allowance to ending loans ratio was 2.16%, compared with 2.14% at year end 2011 and 2.10% at March 31, 2011. Our problem assets categories improved during the quarter as nonaccrual loans declined $1.2 million from year end and $2.8 million from March 31 a year ago. Restructured loans which are in conformance with their new terms were down $591,000 compared with year end, but increased $6.6 million from March 31, 2011. Loans 90 days or more past due increased $766,000 from year end and $641,000 from a year ago.  Other Real Estate Owned decreased $1.2 million from the end of the year to $4.0 million, and were down $3.9 million from a year ago. We believe these categories of loans will continue to remain elevated in the near term as we work with our customers to resolve performance issues; however, we are beginning to see signs that the worst may be behind us.

Despite the current elevated levels of these categories of loans, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to minimize or avoid losses. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

During the first quarter 2012 we continued to develop our franchise value as we rolled out our mobile banking product to the public. In the first month following the rollout, over 10% of our internet banking users had signed up for the product.

Following is a comparison of loan balances for the quarter and prior year end.

(In Thousands of Dollars)	March 31, 2012	December 31, 2011
Commercial	$156,294	$156,551
Mortgage Loans on Real Estate:
Residential	336,658	340,060
Commercial	367,972	365,029
Construction	58,062	60,280
Consumer	63,326	61,989
Subtotal	982,312	983,909
Less:
Allowance for loan losses	(21,220)	(21,019)
Loans, net	$961,092	$962,890

Residential mortgages decreased $3.4 million, or 1.0%, from year end 2011 as pay downs of loans and refinanced loans sold in the secondary market exceeded our ability to generate replacement balances. Real estate construction loans also decreased $2.2 million, or 3.7%, during the first three months of 2012. Commercial and commercial real estate loans were $2.7 million, or 0.5%, higher at March 31 when compared with year end 2011 as loan demand from qualified borrowers was able to keep pace with principal pay downs.

Net charge-offs of loans were $2.3 million in the first quarter of 2012, compared with $3.1 million in the first quarter of 2011 and $3.0 million in the fourth quarter of 2011. The ratio of net charge-offs of loans (annualized) to average loans was 0.93% in the first three months of 2012 compared to 1.21% in both the first and fourth quarters of 2011 .

Total deposits increased $33 million, or 2.7% when compared with year end 2011 balances. In this low interest rate environment, our customers are willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances increased $14 million, or 4.1%, savings balances increased $21 million, or 8.7%, and time balances decreased $8 million, or 1.9%. Within time balances, wholesale CDs were $145,000 lower than year end, while core market CDs were down $7.9 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $5.7 million, or 2.7% higher than year end.

For the three month period ended March 31, 2012, Federal Home Loan Bank advances and notes payable were up $5 million, or 25.5% from year end, primarily to take advantage of some favorable longer term rates and allow us to better match the duration of our assets and liabilities. Securities sold under agreements to repurchase and overnight borrowings were $8 million, or 17.7% higher due to normal fluctuations in customer cash flows.

Total shareholders’ equity increased $2.1 million from the previous year end. Net income of $2,417,000 and common stock issuances of $140,000 increased shareholders’ equity, while common and preferred stock dividends of $887,000 decreased shareholders’ equity. Accumulated other comprehensive income increased $387,000 from year end. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $15.76 at March 31, 2012, increasing from $15.53 at December 31, 2011. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $11.10 at the end of the first quarter of 2012, increasing from $10.85 at year end 2011. Shareholders’ common equity per share calculations excludes preferred stock of $32.8 million.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2012	$153,399	$153,399	$165,849
Required Regulatory Capital	59,573	39,621	79,242
Capital in Excess of Regulatory Minimums	93,826	113,778	86,607

Capital Ratios at March 31, 2012	10.30%	15.49%	16.74%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2012. At the end of the third quarter our total risk based capital ratio was 16.74% compared with 16.55% at year end 2011. Tier 1 capital and tier 1 leverage ratios were 15.49% and 10.30% compared with 15.29% and 10.30% at year end 2011. The improvement in the risk based ratios was primarily driven by lower risk weighted assets compared with year end and higher levels of capital in the company. The change in the leverage ratio was mainly due to a higher level of retained capital which offset higher average assets for the quarter. As of March 31, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

Results of Operations

Three Months Ended March 31, 2012

For the first quarter of 2012, net income was $2,417,000,  basic and diluted earnings per share were $0.25, compared with net income of $1,215,000, and $0.10 basic and diluted per share for the first quarter of 2011, and net income of $2,150,000, $0.22 basic and diluted earnings per share, for the fourth quarter of 2011. Net income available to common shareholders was $1,997,000 in the current quarter compared with $795,000 in the first quarter of 2011 and $1,731,000 in the fourth quarter of 2011. Favorably affecting the quarter were mortgage loan sale gains of $1.7 million, the same level as fourth quarter 2011, but increasing $1.1 million from last year’s first quarter. This year’s first quarter was once again, heavily impacted by a $2.5 million charge to loan loss provision, as well as $417,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $41 million, when the first quarter of 2012 is compared to the same quarter a year ago. While overall earning assets increased from a year ago, a decrease in net loan balances of $42 million was offset by an $82 million increase in available for sale securities. Compared with the previous quarter, average earning assets increased $14 million, or 1.0%. The yield on earning assets decreased 44 basis points, to 4.73%, for the quarter ended March 31, 2012, compared to 5.17% for the same quarter a year ago, and was 11 basis points lower when compared with the fourth quarter of 2011. The cost of funding related liabilities also decreased, falling 43 basis points when comparing this year’s first quarter to the same period a year ago, from 1.12% in 2011, to 0.69% in 2012. Compared with the prior quarter, the cost of funding related liabilities fell by 8 basis points. Since the decrease in the cost of funds relative to earning assets was less than the decrease in the yield on earning assets, the net interest margin decreased two basis points from last year’s first quarter to 4.03% in the current quarter. The net interest margin decreased four basis points when compared to the previous quarter. Net interest income increased $475,000 to $13.8 million in the first quarter of 2012 compared with the same period of 2011, as the increase in average earning assets more than offset the lower net interest margin. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the first quarter of 2012, interest reversals associated with loans moving to nonaccrual status were $72,000 compared with $99,000 in the same quarter a year ago and $171,000 in the fourth quarter of 2011. Interest expense associated with FHLB advances and subordinated debt decreased $181,000 when the first quarter of 2012 is compared with the same period of 2011, providing for lower cost of funding earning assets.

The provision for loan losses decreased $517,000 when the first quarter of 2012 is compared to the same quarter of 2011. Provision for loan losses was $2.5 million in this year’s first quarter compared with $3.0 million in the first quarter of 2011. Compared with the fourth quarter of 2011, the provision for loan losses was $0.3 million lower. In the first quarter of the year we charged down $1.4 million of commercial loans, for which we had specific reserves set aside of $0.9 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our six banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.2 million in the first quarter of 2012, compared with $2.0 million in the first quarter of 2011 and $3.0 million in the fourth quarter of 2011. Compared with 2011’s first quarter, gains on sale of mortgages were $1.1 million or 198% higher, primarily due to increased mortgage refinancing resulting from the current interest rate and regulatory environments. Gain on the sale of mortgage loans increased by $33,000, or 2.0% when the first quarter of 2012 is compared to the fourth quarter. Lower refinance rates and relaxed loan to value ratio criteria in the secondary market lead to increased activity. Also effecting non interest income was higher other income, which increased $182,000 compared with last year’s first quarter primarily due to a favorable swing in the sale of other real estate owned from a loss in the first quarter of 2011 of $22,000 to a gain in the first quarter of 2012 of $219,000.

Total non-interest expense increased $285,000, or 2.6%, when comparing the three month periods ended March 31, 2012 and 2011 and was primarily due to higher salary and benefits costs and higher other expenses. Partially offsetting these increases were lower occupancy and equipment, amortization of intangibles and FDIC insurance costs.

Salary and benefits expense was $400,000 higher when compared with the first quarter of last year in part due to one additional accrual day in this year’s first quarter caused by leap year and higher costs of health insurance.  Advertising and marketing expenses were $100,000 higher in this year’s first quarter, as were professional services which increased $40,000 from the previous year. Other real estate costs decreased from last year’s first quarter by $163,000.  Compared with the fourth quarter of 2011, salaries and benefits were $327,000 higher, primarily due to higher benefits costs. Occupancy and equipment costs increased $104,000 and advertising and marketing costs decreased $100,000. Other real estate owned costs decreased $604,000 mainly due to a decrease of $433,000 in write downs and $171,000 lower operation costs.

Federal Income tax expense was $1.0 million in the first quarter of 2012, compared with $349,000 in the first quarter last year and $887,000 in the fourth quarter of 2011. The increase in taxes compared with each of these quarters was primarily driven by higher pre-tax earnings.

Liquidity

At March 31, 2012, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $112 million, an increase of $36 million, or 48%, compared with year end 2011. This increase was primarily the result of deposit growth of $33 million and $8 million increases in both short term and long term borrowed funds. Offsetting these items was an increase in our available for sale investment portfolio of $12 million. Our securities available for sale portfolio now stands at $354 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $43 million, $88 million, and $76 million, respectively. Our banks also have access to funds through brokered CD markets.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2011 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Managements Discussion and Analysis on page 14 and 15 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, the valuation of mortgage servicing rights and other intangibles, determination of purchase accounting adjustments, and estimating state and federal contingent tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 15 through 17 in the Corporation’s annual report to shareholders for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 13 and 14 and “Quantitative and Qualitative Disclosure About Market Risk” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2011, is here incorporated by reference.  Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2011.  Also referenced here is information under the heading “Item 1A. Risk Factors” on pages 16 through 19 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2011.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 4, 2012, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2012 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION (Registrant)

Date: May 4, 2012	By:	/s/ Thomas R. Sullivan
Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Samuel G. Stone
Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.