Form 10-Q
period 2012-06-30
FIRSTBANK CORP
filed 2012-08-10
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X

Common stock outstanding at July 31, 2012: 7,946,081 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 29

Item 4.	Controls and Procedures	Page 29

PART II.	OTHER INFORMATION

Item 5.	Other Information	Page 30

Item 6.	Exhibits	Page 30

SIGNATURES		Page 31

FIRSTBANK CORPORATION
              CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Dollars in thousands)
UNAUDITED

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$29,340	$40,151
Short term investments	61,832	35,665
Total Cash and cash equivalents	91,172	75,816

FDIC insured bank time certificates of deposit	2,927	4,432
Trading account securities	7	2
Securities available for sale	326,673	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	3,857	349
Loans, net of allowance for loan losses of $21,522 at June 30, 2012 and $21,019 at December 31, 2011	966,508	962,890
Premises and equipment, net	24,978	25,087
Goodwill	35,513	35,513
Core deposit and other intangibles	1,177	1,448
Other real estate owned	3,741	5,251
Accrued interest receivable and other assets	21,919	25,061

TOTAL ASSETS	$1,485,738	$1,485,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing accounts	$217,824	$214,904
Interest bearing accounts:
Demand	330,582	340,942
Savings	258,607	241,603
Time	404,833	423,093
Total Deposits	1,211,846	1,220,542

Securities sold under agreements to repurchase and overnight borrowings	45,746	46,784
Federal Home Loan Bank advances	24,334	19,457
Subordinated Debentures	36,084	36,084
Accrued interest and other liabilities	22,585	7,055
Total Liabilities	1,340,595	1,329,922

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 17,000 issued	16,901	32,792
Common stock; 20,000,000 shares authorized, 7,945,647 shares issued and outstanding ( 7,892,486 at December 31, 2011 )	117,087	115,734
Retained earnings	7,397	3,955
Accumulated other comprehensive income	3,758	2,896
Total Shareholders’ Equity	145,143	155,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,485,738	$1,485,299

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2012 AND 2011
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended June 30,
	2012	2011
Interest Income:
Interest and fees on loans	$14,493	$15,571
Securities
Taxable	1,183	1,319
Exempt from Federal Income Tax	290	280
Short term investments	54	45
Total Interest Income	16,020	17,215
Interest Expense:
Deposits	1,718	2,945
FHLB advances and other borrowing	191	227
Subordinated Debt	272	302
Total Interest Expense	2,181	3,474
Net Interest Income	13,839	13,741
Provision for loan losses	2,494	4,256
Net Interest Income after provision for loan losses	11,345	9,485
Non-interest Income:
Service charges on deposit accounts	1,060	1,182
Gain on sale of mortgage loans	1,460	413
Mortgage servicing, net of amortization	15	76
Gain/(loss) on trading account securities	5	2
Gain/(loss) on securities	27	(2)
Other	462	340
Total Non-interest Income	3,029	2,011
Non-interest Expense:
Salaries and employee benefits	5,468	5,170
Occupancy and equipment	1,284	1,284
FDIC insurance premium	325	499
Amortization of intangibles	126	185
Outside professional services	300	318
Advertising and promotions	355	380
Other real estate owned costs	380	797
Other	2,794	2,177
Total Non-interest Expense	11,032	10,810

Income before federal income taxes	3,342	686
Federal income taxes	938	58
NET INCOME	$2,404	$628

Preferred stock dividends and accretion of discount on preferred stock	420	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,984	$208

COMPREHENSIVE INCOME
Net Income	$2,404	$628
Change in unrealized gain on securities, net of tax and reclassification effects	475	1,700
TOTAL COMPREHENSIVE INCOME	$2,879	$2,328

Basic Earnings Per Share	$0.25	$0.03
Diluted Earnings Per Share	$0.25	$0.03
Dividends Per Share	$0.01	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2012 AND 2011
(Dollars in thousands except per share data)
UNAUDITED

	Six Months Ended June 30,
	2012	2011
Interest Income:
Interest and fees on loans	$29,061	$31,217
Securities
Taxable	2,404	2,330
Exempt from Federal Income Tax	573	573
Short term investments	108	84
Total Interest Income	32,146	34,204
Interest Expense:
Deposits	3,610	5,994
FHLB advances and other borrowing	382	508
Subordinated Debt	548	669
Total Interest Expense	4,540	7,171
Net Interest Income	27,606	27,033
Provision for loan losses	4,988	7,267
Net Interest Income after provision for loan losses	22,618	19,766
Non-interest Income:
Service charges on deposit accounts	2,118	2,274
Gain on sale of mortgage loans	3,155	981
Mortgage servicing, net of amortization	(79)	104
Gain/(loss) on trading account securities	6	8
Gain/(loss) on securities	40	(10)
Other	1,003	699
Total Non-interest Income	6,243	4,056
Non-interest Expense:
Salaries and employee benefits	11,138	10,440
Occupancy and equipment	2,645	2,708
FDIC insurance premium	699	1,042
Amortization of intangibles	271	370
Outside professional services	603	580
Advertising and promotions	719	644
Other real estate owned costs	797	1,378
Other	5,207	4,410
Total Non-interest Expense	22,079	21,572

Income before federal income taxes	6,782	2,250
Federal income taxes	1,961	407
NET INCOME	$4,821	$1,843

Preferred stock dividends and accretion of discount on preferred stock	840	840
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,981	$1,003

COMPREHENSIVE INCOME
Net Income	$4,821	$1,843
Change in unrealized gain on securities, net of tax and reclassification effects	862	2,010
TOTAL COMPREHENSIVE INCOME	$5,683	$3,853

Basic Earnings Per Share	$0.50	$0.13
Diluted Earnings Per Share	$0.50	$0.13
Dividends Per Share	$0.07	$0.02

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND JUNE 30, 2012
(In Thousands of Dollars, Except for Share and per Share Data)

	Common Stock	Preferred	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$115,224	$32,763	$295	$146	$148,428
Net income for 2011			5,623		5,623
Cash dividends on common stock - $0.04 per share			(313)		(313)
Accrued dividends on preferred stock and accretion of discount on preferred stock		29	(1,679)		(1,650)
Amortization of stock warrants	(29)		29		0
Issuance of 11,610 shares of common stock through the dividend reinvestment plan	62				62
Issuance of 34,803 shares of common stock from supplemental shareholder investments	197				197
Issuance of 42,379 shares of common stock	162				162
Stock option and restricted stock expense	118				118
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $1,417				2,750	2,750
Balances at December 31, 2011	$115,734	$32,792	$3,955	$2,896	$155,377

Year to date net income June 30, 2012			4,821		4,821
Cash dividends on common stock - $0.07 per share			(554)		(554)
Accrued dividends on preferred stock and accretion of discount on preferred stock		15	(840)		(825)
Redemption of 16,000 shares of preferred stock	850	(15,906)			(15,056)
Amortization of stock warrants	(15)		15		0
Issuance of 13,765 shares of common stock through the dividend reinvestment plan	109				109
Issuance of 1,601 shares of common stock from supplemental shareholder investments	13				13
Issuance of 37,795 shares of common stock	351				351
Stock option and restricted stock expense	45				45
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $444				862	862
Balances at June 30, 2012	$117,087	$16,901	$7,397	$3,758	$145,143

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE  SIX MONTHS ENDED
               JUNE 30, 2012 AND 2011
                (Dollars in thousands)
                UNAUDITED

	Six months ended June 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$4,821	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,988	7,267
Depreciation of premises and equipment	961	1,064
Net amortization of security premiums/discounts	1,913	1,784
Gain on trading account securities	(6)	(8)
(Gain)/Loss on securities transactions	(40)	10
Amortization and impairment of intangibles	271	370
Stock option and stock grant compensation expense	45	67
Gain on sale of mortgage loans	(3,155)	(981)
Proceeds from sales of mortgage loans	96,921	30,104
Loans originated for sale	(97,274)	(28,202)
Deferred federal income tax expense/(benefit)	(1,492)	1,035
Decrease in accrued interest receivable and other assets	3,984	1,530
Increase/(decrease) in accrued interest payable and other liabilities	15,530	(582)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,467	15,301

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	2,745	280
Proceeds from maturities of CD’s	1,485	937
Proceeds from maturities and calls of securities available for sale	63,841	73,067
Purchases of securities available for sale	(51,622)	(101,970)
Proceeds from sale of fixed assets	4	20
Net (increase)/decrease in portfolio loans	(9,957)	14,442
Proceeds from sale of other real estate owned	3,068	2,601
Net purchases of premises and equipment	(856)	(1,210)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	8,708	(11,833)

FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(8,696)	34,537
(Decrease)/increase in securities sold under agreements to repurchase and other short term borrowings	(1,038)	4,976
Repayment of Federal Home Loan Bank borrowings	(3,123)	(19,115)
Proceeds from Federal Home Loan Bank borrowings	8,000	0
Repurchase of preferred stock	(15,056)	0
Cash proceeds from issuance of common stock, net	473	295
Cash dividends-preferred stock	(825)	(825)
Cash dividends-common stock	(554)	(156)
NET CASH PROVIDED/(USED IN) BY FINANCING ACTIVITIES	(20,819)	19,712

INCREASE IN CASH AND CASH EQUIVALENTS	15,356	23,180
Cash and cash equivalents at beginning of period	75,816	73,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,172	$96,718

Supplemental Disclosure
Interest Paid	$4,683	$7,405
Income Taxes Paid	$2,200	$975
Non cash transfers of loans to Other Real Estate Owned	$1,937	$3,845

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiary; 1st Title, Inc., and its 46% ownership in 1st Investors Title, LLC, Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 46% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

Effect of Newly Issued but not yet Effective Accounting Standards
In May 2011, the FASB issued ASU 2011.04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (the ASU). The ASU primarily clarifies existing fair value measurement guidance and is intended to align U.S. GAAP and IFRS.  Additionally, the guidance requires several new disclosures.

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

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
June 30, 2012
Securities available for sale
U.S. governmental agency	$117,782	$1,347	$0	$119,129
States and political subdivisions	81,060	1,679	(30)	82,709
Mortgage backed securities	65,957	1,735	(1)	67,691
Collateralized mortgage obligations	54,572	933	(18)	55,487
Equity and other securities	1,591	66	0	1,657
Total securities available for sale	$320,962	$5,760	$(49)	$326,673

December 31, 2011
Securities available for sale
U.S. governmental agency	$132,534	$1,325	$(25)	$133,834
States and political subdivisions	76,574	1,238	(23)	77,789
Mortgage backed securities	70,059	1,080	(87)	71,052
Collateralized mortgage obligations	57,006	854	(15)	57,845
Equity and other securities	1,606	58	0	1,664
Total securities available for sale	$337,779	$4,555	$(150)	$342,184

Securities with unrealized losses at June 30, 2012 and December 31, 2011 not recognized in income are as follows:

(In Thousands of Dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2012
US governmental agency	$0	$0	$0	$0	$0	$0
States and political subdivisions	3,902	(25)	587	(5)	4,489	(30)
Mortgage backed securities	627	(1)	0	0	627	(1)
Collateralized mortgage obligations	2,416	(7)	3,512	(11)	5,928	(18)
Total temporarily impaired	$6,945	$(33)	$4,099	$(16)	$11,044	$(49)

December 31, 2011
US governmental agencies	$17,974	$(25)	$0	$0	$17,974	$(25)
States and political subdivisions	5,987	(23)	0	0	5,987	(23)
Mortgage backed securities	18,091	(87)	0	0	18,091	(87)
Collateralized mortgage obligations	5,703	(11)	887	(4)	6,590	(15)
Total temporarily impaired	$47,755	$(146)	$887	$(4)	$48,642	$(150)

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

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the six months ended June 30 of 2012 and 2011.

	As of June 30,
(In Thousands of Dollars)	2012	2011
Trading Account Securities Gains/Losses	$6	$8

Available for Sale Securities
Gross realized gains	40	19
Gross realized losses	0	(29)
Net realized gains (losses)	$40	$(10)

The carrying value of securities at June 30, 2012, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
(In Thousands of Dollars)	Carrying Value
Due in one year or less	$29,276
Due after one year through five years	152,035
Due after five years through ten years	68,406
Due after ten years	75,299
Total debt securities	325,016

Equity securities	1,657
Total securities	$326,673

At June 30, 2012 and 2011, securities with carrying values approximating $45,746,000 and $46,304,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

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

Grade 7 Substandard - This rating is for loans for which a lender is actively working with the borrower to resolve issues and the full repayment of the loan is questionable. The loan is inadequately protected by current sound worth of the borrower, paying capacity of the guarantor, or pledged collateral. Loans in this grade have well defined weaknesses that jeopardize the full collectability of the loan and a distinct possibility of loss exits.  These loans are reviewed for impairment on a quarterly basis. Characteristics of loans in this rating may include: persistent delinquency; poor financial results of the business; negative cash flow; and the ability of guarantor(s) to provide support for the loan is questionable.

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

Restructured Loans
Impaired Restructured and Accruing - Loans where the borrower is experiencing financial difficulty and the bank has granted a concession to the borrower. A concession may be: a reduction in the contractual interest rate below current market rates for loans of similar quality, a lengthening of the accrual time frame beyond normal market terms, a forgiveness of a portion of the outstanding principal, or acceptance of collateral in lieu of payment for a portion of the loan balance. If the loan is in accrual status at the time of the restructuring, the borrower has the ability to make the payments under the restructured terms, and the restructuring does not forgive principal, the loan remains on an accrual status under the new terms. However, if there is a forgiveness of debt or partial charge off, the loan will generally be graded as impaired nonaccrual (Grade 8) with any accrued interest reversed against interest income. If a loan is in nonaccrual status at the time of a restructuring, it will remain in nonaccrual status (Grade 8) at the time of restructuring. All non-accruing restructured loans remain in nonaccrual status until the borrower has demonstrated the ability to make the payments under the restructured terms by making a minimum of six months of payments. If the borrower makes the six months of payments without becoming past due 30 days or more, the loan may be returned to accrual status. The determination of the need for an allowance for loan loss adjustment is based on a factor relating to historical losses multiplied by the balance of the loan for residential mortgages, or a collateral impairment review for commercial loans, and a net present value adjustment relating to a change in interest rate and other terms, if applicable.

Impaired Restructured and Accruing loans are graded seven or better based on the above definitions. If  a restructured loan is graded as eight or nine, it is reported as Impaired Nonaccrual or Doubtful Nonaccrual, respectively.

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

Credit Quality Indicators:

Loans at period end were as follows:
(In Thousands of Dollars)	June 30, 2012	December 31, 2011
Commercial & Industrial
Pass loans	$135,250	$122,812
Watch loans	13,824	19,542
Special mention loans	6,226	7,878
Substandard loans	2,587	2,928
Impaired restructured and accruing loans	3,058	3,562
Impaired nonaccrual loans	1,452	1,771
Doubtful nonaccrual loans	0	0
Total Commercial & Industrial	162,397	158,493

Commercial Real Estate
Pass loans	$374,765	$373,320
Watch loans	57,624	56,571
Special mention loans	19,922	21,155
Substandard loans	7,044	5,686
Impaired restructured and accruing loans	10,985	10,652
Impaired nonaccrual loans	10,490	15,336
Doubtful nonaccrual loans	695	0
Total Commercial Real Estate	481,525	482,720

First lien residential mortgage loans
Performing loans	$202,711	$199,117
Loans > 60 days past due	1,511	2,203
Impaired restructured and accruing loans	4,836	4,425
Nonaccrual loans	4,674	5,374
Total First lien residential mortgage loans	213,732	211,119

Junior lien residential mortgage loans
Performing loans	$61,780	$66,169
Loans > 60 days past due	116	328
Impaired restructured and accruing loans	224	278
Nonaccrual loans	227	278
Total Junior lien residential mortgage loans	62,347	67,053

Consumer Loans
Performing loans	$67,400	$64,075
Loans > 60 days past due	113	239
Impaired restructured and accruing loans	176	0
Nonaccrual loans	340	210
Total Consumer Loans	68,029	64,524

Total Loans	$988,030	$983,909

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

Allowance for credit losses for the three and six months ended June 30 were:

(In Thousands of Dollars)
Three months ending June 30, 2012	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,369	$11,767	$5,563	$532	$945	$44	$21,220
Provision for loan losses	317	720	581	100	(66)	842	2,494
Loans charged off	(297)	(1,308)	(572)	(109)	(136)	0	(2,422)
Recoveries	15	36	71	0	108	0	230
Ending balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522

Three months ending June 30, 2011
Allowance for Credit Losses:
Beginning balance	$2,762	$12,637	$4,022	$548	$1,078	$300	$21,347
Provision for loan losses	89	1,792	1,917	(212)	394	276	4,256
Loans charged off	(129)	(2,872)	(1,303)	218	(336)	0	(4,422)
Recoveries	10	39	36	0	61	0	146
Ending balance	$2,732	$11,596	$4,672	$554	$1,197	$576	$21,327

Six months ending June 30, 2012	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	320	2,246	1,288	321	98	715	4,988
Loans charged off	(426)	(2,649)	(1,155)	(303)	(384)	0	(4,917)
Recoveries	25	84	117	0	206	0	432
Ending balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522

Six months ending June 30, 2011
Allowance for Credit Losses:
Beginning balance	$3,024	$12,375	$3,960	$774	$1,162	$136	$21,431
Provision for loan losses	475	3,605	2,436	(107)	418	440	7,267
Loans charged off	(889)	(4,427)	(1,764)	(113)	(518)	0	(7,710)
Recoveries	122	43	40	0	134	0	339
Ending balance	$2,732	$11,596	$4,672	$554	$1,197	$576	$21,327

Recorded investment in financing receivables at period end were:

(In Thousands of Dollars)			First Lien	Junior Lien
June 30, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Ending balance: individually evaluated for impairment	$169	$2,963	$0	$0	$0	$0	$3,132

Ending balance: collectively evaluated for impairment	$2,235	$8,252	$5,643	$523	$851	$886	$18,390

Financing Receivables:
Ending balance	$162,397	$481,525	$213,732	$62,347	$68,029	$0	$988,030

Ending balance: individually evaluated for impairment	$4,510	$22,170	$0	$0	$0	$0	$26,680

Ending balance: collectively evaluated for impairment	$157,887	$459,355	$213,732	$62,347	$68,029	$0	$961,350

June 30, 2011
Ending balance: individually evaluated for impairment	$659	$3,318	$0	$0	$0	$0	$3,977

Ending balance: collectively evaluated for impairment	$2,073	$8,278	$4,672	$554	$1,197	$576	$17,370

Financing Receivables:
Ending balance	$163,010	$491,893	$201,675	$72,807	$76,577	$0	$1,005,962

Ending balance: individually evaluated for impairment	$1,129	$7,128	$0	$0	$0	$0	$8,257

Ending balance: collectively evaluated for impairment	$161,881	$484,765	$201,675	$72,807	$76,577	$0	$997,705

Age Analysis of Past Due Loans excluding nonaccrual loans:

(In thousands of dollars)
At June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$622	$223	$8	$853	$160,092	$162,397	$8
Commercial Real Estate	562	437	177	1,176	469,164	481,525	177
Residential Mortgages 1st Liens	698	1,154	356	2,208	206,850	213,732	365
Residential Mortgages Junior Liens	192	100	17	309	61,811	62,347	17
Consumer	469	113	0	582	67,107	68,029	0
Total	$2,543	$2,027	$558	$5,128	$965,024	$988,030	$567
At December 31, 2011
Commercial and Industrial	$1,039	$94	$0	$1,133	$155,589	$158,493	$0
Commercial Real Estate	4,313	500	0	4,813	462,571	482,720	0
Residential Mortgage 1st Liens	973	1,875	328	3,176	202,847	211,119	336
Residential Mortgage Junior Liens	561	255	73	889	65,886	67,053	73
Consumer	848	221	18	1,087	63,227	64,524	18
Total	$7,734	$2,945	$419	$11,098	$950,120	$983,909	$427

Note: Recorded investment includeds principle outstandanding plus deferred fees and accrued interest.

Impaired loans were as follows:

(In Thousands of Dollars)
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,659	$3,658	0
Commercial Real Estate	8,314	8,312	0
Residential Mortgages 1st Liens	9,510	9,510	0
Residential Mortgages Junior Liens	450	450	0
Consumer	516	516	0
Total	$22,449	$22,446	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$439	$618	$180
Commercial Real Estate	11,134	14,084	2,952
Residential Mortgages 1st Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$11,573	$14,702	$3,132

Total
Commercial and Industrial	$4,098	$4,276	$180
Commercial Real Estate	19,448	22,396	2,952
Residential Mortgages 1st Liens	9,510	9,510	0
Residential Mortgages Junior Liens	450	450	0
Consumer	516	516	0
Total	$34,022	$37,148	$3,132

December 31, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$4,358	$5,846	0
Commercial Real Estate	11,940	16,987	0
Residential Mortgages 1st Liens	10,079	11,120	0
Residential Mortgages Junior Liens	278	331	0
Consumer	210	249	0
Total	$26,865	$34,533	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$720	$998	$253
Commercial Real Estate	10,423	15,225	3,622
Residential Mortgages 1st Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$11,143	$16,223	$3,875

Total
Commercial and Industrial	$5,078	$6,844	$253
Commercial Real Estate	22,363	32,212	3,622
Residential Mortgages 1st Liens	10,079	11,120	0
Residential Mortgages Junior Liens	278	331	0
Consumer	210	249	0
Total	$38,008	$50,756	$3,875

Note: Recorded investment includes principle outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

	Three months ended June 30, 2012		Three months ended June 30, 2011
(In Thousands of Dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,582	$62	972	$0
Commercial Real Estate	9,854	217	11,716	11
Residential Mortgages 1st Liens	9,762	116	8,868	15
Residential Mortgages Junior Liens	530	4	451	0
Consumer	501	5	190	2
Total	$24,229	$404	$22,196	$28

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$348	$0	$836	$0
Commercial Real Estate	10,662	40	8,623	0
Residential Mortgages 1st Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$11,010	$40	$9,459	$0

Total
Commercial and Industrial	$3,930	$62	$1,808	$0
Commercial Real Estate	20,516	257	20,339	11
Residential Mortgages 1st Liens	9,762	116	8,868	15
Residential Mortgages Junior Liens	530	4	451	0
Consumer	501	5	190	2
Total	$35,239	$444	$31,655	$28

	Six months ended June 30, 2012		Six months ended June 30, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,840	$146	807	$2
Commercial Real Estate	10,549	535	11,191	208
Residential Mortgages 1st Liens	9,868	239	9,034	21
Residential Mortgages Junior Liens	446	7	486	130
Consumer	404	13	171	2
Total	$25,107	$940	$21,688	$363

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$556	$1	$788	$0
Commercial Real Estate	11,790	91	8,990	5
Residential Mortgages 1st Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$12,346	$92	$9,778	$5

Total
Commercial and Industrial	$4,397	$147	$1,595	$2
Commercial Real Estate	22,339	626	20,181	213
Residential Mortgages 1st Liens	9,868	239	9,034	21
Residential Mortgages Junior Liens	446	7	486	130
Consumer	404	13	171	2
Total	$37,453	$1.032	$31,466	$368

Loan Modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
Quarter to date
June 30, 2012
Commercial and industrial	1	$21	$19	-	$-
Commercial real estate	-	-	-	1	96
Residential 1st liens	6	425	422	-	-
Residential junior liens	-	-	-	-	-
Consumer	-	-	-	-	-
Total	7	$446	$441	1	$96

June 30, 2011
Commercial and industrial	1	$1,495	$1,495	-	$-
Commercial real estate	11	4,161	3,624	1	82
Residential 1st liens	2	268	272	5	556
Residential junior liens	-	-	-	-	-
Consumer	-	-	-	-	-
Total	14	$5,924	$5,391	6	$638

Year to date
June 30, 2012
Commercial and industrial	6	$808	$801	5	$1,143
Commercial real estate	8	1,985	1,983	4	401
Residential 1st liens	10	802	799	-	-
Residential junior liens	2	103	103	-	-
Consumer	2	107	107	-	-
Total	28	$3,805	$3,793	9	$1,544

June 30, 2011
Commercial and industrial	3	$1,591	$1,594	1	$150
Commercial real estate	15	4,514	3,978	2	1,078
Residential 1st liens	5	598	623	7	808
Residential junior liens	-	-	-	-	-
Consumer	-	-	-	-	-
Total	23	$6,703	$6,195	10	$2,036

Financing Receivables on Nonaccrual Status were as follows:

(In Thousands of Dollars)	June 30, 2012	December 31, 2011
Nonaccrual loans at period end
Commercial and Industrial	$1,452	$1,771
Commercial Real Estate	11,185	15,336
Residential Mortgages 1st Liens	4,674	5,374
Residential Mortgages Junior Liens	227	278
Consumer	340	210
Total nonaccrual loans	$17,878	$22,969

NOTE 4 – SHAREHOLDERS’ EQUITY

We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  At June 30, 2012 and year end 2011 we exceeded all requirements to be classified as well as capitalized.

On January 30, 2009 we issued 33,000 shares of Series A, no par value $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (Preferred Stock) and warrants to purchase 578,947 shares of our common stock at an exercise price of $8.55 per share (Warrants), to the U.S. Department of Treasury in return for $33 million under the Capital Purchase Program (CPP). Of the proceeds, $32.7 million was allocated to the Preferred Stock and $0.3 million was allocated to the Warrants based on the relative fair value of each. The discount on the Preferred Stock is being accreted using an effective yield method over ten years. The Preferred Stock and Warrants qualify as Tier 1 capital.

The Preferred Stock pays cumulative quarterly cash dividends at a rate of 5% per year on the $1,000 liquidation preference through February 15, 2014 and at a rate of 9% per year thereafter. We accrue dividends based on the rates, liquidation preference and time since last quarterly dividend payment. All accrued and unpaid dividends on the Preferred Stock must be declared and the payment set aside for the benefit of the holders of Preferred Stock before any dividend may be declared on our common stock.

Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other security of Firstbank Corporation and have no right to require the redemption or repurchase of the Preferred Stock. The Preferred Stock does not have a sinking fund. The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.

On June 28, 2012 the U.S. Department of Treasury sold all of the shares of our Preferred Stock in a modified Dutch auction process. During the auction, we successfully bid on and retired 16,000 of the 33,000 outstanding shares of our Preferred Stock at a price of $941.01 per share, or $15.1 million aggregate price. As a result of the retirement of these shares, 17,000 shares remain outstanding and carry the same terms under which they were originally issued.

The Warrants were immediately exercisable for 578,947 shares of our common stock at an exercise price of $8.55 per common share. The Warrants were transferrable and could be exercised at any time on or before January 30, 2019. Subsequent to the end of the quarter, we negotiated a repurchase of all of the outstanding warrants with the U.S. Treasury at a price of $1,946,670. The repurchase of these warrants occurred in July 2012 and  reduced equity by the amount of the purchase price.

NOTE 5 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

June 30, 2012 (In Thousands of Dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$91,172	$91,172	$91,172	$-	$-
FDIC insured bank certificates of deposit	2,927	2,927	2,927	-	-
Trading account securities	7	7	7	-	-
Securities available for sale	326,673	326,673	100	310,863	15,710
Federal Home Loan Bank stock	7,266	7,266	-	-	7,266
Loans held for sale	3,857	3,857	-	3,857	-
Loans, net	966,508	955,516	-	-	955,516
Accrued interest receivable	4,377	4,377	4,377	-	-

Financial Liabilities:
Non-interest bearing deposits	(217,824)	(217,824)	(217,824)	-	-
Interest bearing deposits	(994,022)	(994,040)	-	-	(994,040)
Securities sold under agreements to repurchase and overnight borrowings	(45,746)	(45,746)	-	(45,746)	-
Federal Home Loan Bank advances	(24,334)	(26,120)	-	-	(26,120)
Accrued interest payable	(613)	(613)	(613)	-	-
Subordinated debentures	(36,084)	(44,274)	-	-	(44,274)

December 31, 2011	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$75,816	$75,816
FDIC insured bank certificates of deposit	4,432	4,432
Trading account securities	2	2
Securities available for sale	342,184	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	349	349
Loans, net	962,890	944,756
Accrued interest receivable	4,531	4,531

Financial Liabilities:
Non-interest bearing deposits	(214,904)	(214,904)
Interest bearing deposits	(1,005,638)	(1,000,580)
Securities sold under agreements to repurchase and overnight borrowings	(46,784)	(46,784)
Federal Home Loan Bank advances	(19,457)	(21,359)
Accrued interest payable	(762)	(762)
Subordinated debentures	(36,084)	(36,488)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at June 30, 2012 and December 31, 2011.

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2012, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Securities available for sale
U.S. governmental agency bonds	$0	$119,129	$0	$119,129
Mortgage backed securities	0	67,691	0	67,691
Collateralized mortgage obligations	0	55,487	0	55,487
States and political subdivisions	0	68,556	14,153	82,709
Equity and other Securities	100	0	1,557	1,657
Total Securities available for sale	$100	$310,863	$15,710	$326,673

Trading equity securities	$7	$0	$0	$7

December 31, 2011
Securities available for sale
U.S. governmental agency bonds	$0	$133,834	$0	$133,834
Mortgage backed securities	0	71,052	0	71,052
Collateralized mortgage obligations	0	57,845	0	57,845
States and political subdivisions	0	62,447	15,342	77,789
Equity and other Securities	92	0	1,572	1,664
Total Securities available for sale	$92	$325,179	$16,914	$342,184

Trading equity securities	$2	$0	$0	$2

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)	2012	20111
Balance at beginning of year	$16,914	$10,833
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	(26)
Purchases of securities	2,652	3,360
Sales of securities	0	0
Calls and maturities	(4,076)	(4,470)
Net transfers in/(out) of Level 3	220	500
Balance at June 30 of each year	$15,710	$10,197

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

Assets Measured at Fair Value on a Nonrecurring Basis

(Dollars in Thousands)	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the six month period ended June 30,
2012
Impaired loans	$37,149	0	0	$37,149	$(1,857)
Other Real Estate Owned	$3,741	0	0	$3,741	$(390)

2011
Impaired loans	$38,194	0	0	$38,194	$(3,138)
Other Real Estate Owned	$8,469	0	0	$8,469	$(829)

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. The $1,857,000 loss on impaired loans indicated in the table above, for the six month period ended June 30, 2012, and the $3,138,000 for the six months ended June 30, 2011, were charged to the allowance for loan losses, while the $390,000 and the $829,000 losses, for the six months ended June 30 of 2012 and 2011, in other real estate owned were charged to earnings through other non-interest expense on the income statement.

NOTE 6 – BASIC AND DILUTED EARNINGS PER SHARE

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per share
Net income	$2,404	$628	$4,821	$1,843
Preferred stock dividends and accretion of discount	420	420	840	840
Income available to common shareholders	$1,984	$208	$3,981	$1,003
Weighted average common shares outstanding	7,928,000	7,833,000	7,912,000	7,820,000

Basic Earnings per Share	$0.25	$0.03	$0.50	$0.13

Earnings per share assuming dilution
Net income	$2,404	$628	$4,821	$1,843
Preferred stock dividends and accretion of discount	420	420	840	840
Income available to common shareholders	$1,984	$208	$3,981	$1,003
Weighted average common shares outstanding	7,928,000	7,833,000	7,912,000	7,820,000
Add dilutive effect of assumed exercises of options	67,000	2,000	15,000	2,000
Weighted average common and dilutive potential common shares outstanding	7,995,000	7,835,000	7,927,000	7,822,000

Diluted Earnings per Share	$0.25	$0.03	$0.50	$0.13

Stock options and stock warrants for 255,182 shares for the three months and 872,079 for the six months of 2012, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options and warrants for 1,033,518 shares for the three and six month periods of 2011, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including 1st Title, Inc. and its 46% holdings in 1ST Investors Title, LLC), Keystone Community Bank, Firstbank – West Michigan (collectively the “Banks”), FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Highlights

During the second quarter, we repurchased 16,000 shares of the 33,000 outstanding shares of our preferred stock. In the last week of June, the U.S. Treasury included the preferred stock of our company in one of a series of Dutch auctions which they are conducting in an effort to exit the Capital Purchase Program (CPP).  The shares sold in the auction at a price of $941.01 per share (liquidation preference value $1,000) netting the U.S. Treasury $31,053,330. In July, we negotiated a repurchase of the 578,947 outstanding warrants, which were issued to the U.S. Treasury at the time of their investment in our preferred shares, for a price of $1,946,670. In total, between the sale of the preferred shares and the sale of the warrants, investors and Firstbank Corporation paid $33 million to the U.S. Treasury, the same amount of the U.S. Treasury’s original investment in our company. The repurchase of the 16,000 preferred shares is reflected in our results of operations in the second quarter, and the repurchase of the warrants will be reflected in our results during the third quarter as a reduction in common equity. The repurchase of preferred shares and warrants will affect total equity by the amounts of the purchase price and will reduce dividends on preferred stock going forward. As a result, income available to common shareholders will be increased by the amount of the reduced dividend on preferred stock in future periods.

Financial Condition

Total assets at June 30, 2012 were virtually unchanged from year end 2011 at $1.486 billion, increasing by $439,000. While the overall asset balance is flat, we have seen some improvement in the loan portfolio as loan balances increased $4.1 million before allowance for loan losses and cash and cash equivalents increased $15.4 million. Securities available for sale decreased $15.5 million as we allowed maturing securities to run off during the second quarter.

The allowance for loan losses remained relatively stable during the first half of the year at $21.5 million, up $503,000 from year end. The allowance to ending loans ratio was 2.18%, compared with 2.14% at year end 2011 and 2.12% at June 30, 2011. Our problem assets categories improved during the quarter as nonaccrual loans declined $5.1 million from year end and $2.3 million from June 30 a year ago. Restructured loans which are in conformance with their new terms were $362,000 higher compared with year end, and increased $1.3 million from June 30, 2011. Loans 90 days or more past due increased $139,000 from year end, but were $1.2 million below  year ago levels. Other Real Estate Owned decreased $1.5 million from the end of the year to $3.7 million, and was down $4.7 million from last year’s second quarter. We are pleased with the progress we have made in the problem loan area so far this year, but expect that problem loans will remain elevated, relative to our historical standards, in the near term.

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

Following is a comparison of loan balances for the quarter and prior year end.

(In Thousands of Dollars)	June 30, 2012	December 31, 2011
Commercial	$160,106	$156,551
Mortgage Loans on Real Estate:
Residential	339,663	340,060
Commercial	365,801	365,029
Construction	56,599	60,280
Consumer	65,861	61,989
Subtotal	988,030	983,909
Less:
Allowance for loan losses	(21,522)	(21,019)
Loans, net	$966,508	$962,890

Residential mortgages decreased $397,000, or 0.1%, from year end 2011 as pay downs of loans and refinanced loans sold in the secondary market exceeded our ability to generate replacement balances. Real estate construction loans also decreased $3.7 million, or 6.1%, during the first six months of 2012. Commercial and commercial real estate loans were $4.3 million, or 0.8%, higher at June 30 when compared with year end 2011 as loan demand from qualified borrowers was able to outpace principal pay downs. Consumer loans increased $3.9 million, or 6.2% from year end. While these numbers do not show strong growth, it is the first time in many quarters that we have been able to generate any increases in loan balances.

Net charge-offs of loans were $4.5 million in the first half of 2012, compared with $7.4 million in the first half of 2011. For the second quarter of 2012 net charge offs were $2.2 million compared with $2.3 million in the first quarter of 2012 and $4.3 million in the second quarter of 2011. The ratio of net charge-offs of loans (annualized) to average loans was 0.89% in the second three months of 2012 compared to 0.94% in the first quarter and 1.45% in the second quarter of 2011 .

Total deposits decreased $8.7 million, or 0.7% when compared with year end 2011 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances decreased $10 million, or 3.0%, savings balances increased $17 million, or 7.0%, and time balances decreased $18 million, or 4.3%. Within time balances, wholesale CDs were $363,000 higher than year end, while core market CDs were down $18.6 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $2.9 million, or 1.4% higher than year end.

For the six month period ended June 30, 2012, Federal Home Loan Bank advances were up $4.9 million, or 25.1% from year end, primarily to take advantage of some favorable longer term rates and to manage the matching of the duration of our assets and liabilities. Securities sold under agreements to repurchase and overnight borrowings were $1.0 million, or 2.2% lower due to normal fluctuations in customer cash flows.  Accrued interest and other liabilities increased $15.5 million compared with year end primarily due to the funds set aside for the July 3 payment for preferred stock redeemed in the treasury auction on June 27.

Total shareholders’ equity decreased $10.2 million from the previous year end primarily due to the repurchase and retirement of preferred stock. Net income of $4,821,000 and common stock issuances of $473,000 increased shareholders’ equity, while common and preferred stock dividends of $1.4 million and the redemption of 16,000 shares of our preferred stock decreased shareholders’ equity. Accumulated other comprehensive income increased $862,000 from year end. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $16.14 at June 30, 2012, increasing from $15.53 at December 31, 2011. Tangible shareholders common equity per share (total equity less goodwill and other intangible assets) was $11.52 at the end of the second quarter of 2012, increasing from $10.85 at year end 2011. Shareholders’ common equity per share calculations excludes preferred stock of $16.9 million at June 30, 2012 and $32.8 million at December 31, 2011.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(Dollars in Thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at June 30, 2012	$140,779	$140,779	$153,097
Required Regulatory Capital	59,492	39,187	78,374
Capital in Excess of Regulatory Minimums	81,287	101,592	74,723

Capital Ratios at June 30, 2012	9.47%	14.37%	15.63%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the second quarter of 2012. At the end of the second quarter our total risk based capital ratio was 15.63% compared with 16.55% at year end 2011. Tier 1 capital and tier 1 leverage ratios were 14.37% and 9.47% compared with 15.29% and 10.30% at year end 2011. The decrease in all of the capital ratios during the quarter was a result of our repurchase of 16,000 shares of our preferred stock. As of June 30, 2012, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

 Results of Operations

Three Months Ended June 30, 2012

For the second quarter of 2012, net income was $2,404,000, basic and diluted earnings per share were $0.25, compared with net income of $628,000, and $0.03 basic and diluted per share for the second quarter of 2011, and net income of $2,417,000, $0.25 basic and diluted earnings per share, for the first quarter of 2012. Net income available to common shareholders was $1,984,000 in the current quarter compared with $208,000 in the second quarter of 2011 and $1,997,000 in the first quarter of 2012. We had several onetime events in the second quarter that affected our earnings. Positively affecting earnings for the quarter was the receipt of a non-taxable $178,000 life insurance proceeds from a policy covering a former director of the bank. Negatively affecting earnings in the quarter was a $170,000 non-tax deductible charge for expenses associated with the U.S. Treasury’s auction of our preferred stock, and a $154,000 charge to earnings associated with the closing of one of our two branches in Belding, MI.

Favorably affecting the quarter were mortgage loan sale gains of $1.5 million, increasing $1.0 million from last year’s second quarter, but down $235,000 from this year’s first quarter. The second quarter was once again, heavily impacted by a $2.5 million charge to loan loss provision, as well as $380,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan.

Average earning assets increased $26 million, when the second quarter of 2012 is compared to the same quarter a year ago. While overall average earning assets increased from a year ago, a decrease in average net loan balances of $22 million was offset by a $53 million increase in average available for sale securities. Compared with the previous quarter, average earning assets increased $8.6 million, or 0.6%. The yield on earning assets decreased 43 basis points, to 4.67%, for the quarter ended June 30, 2012, compared to 5.10% for the same quarter a year ago, and was six basis points lower when compared with the first quarter of 2012. The cost of funding related liabilities also decreased, falling 39 basis points when comparing this year’s second quarter to the same period a year ago, from 1.02% in 2011, to 0.63% in 2012. Compared with the prior quarter, the cost of funding related liabilities fell by six basis points. The net interest margin decreased three basis points from last year’s second quarter of 4.08% to 4.05% in the current quarter. The net interest margin increased two basis points when compared to the previous quarter. Net interest income increased $98,000 to $13.8 million in the second quarter of 2012 compared with the same period of 2011, as the increase in average earning assets more than offset the lower net interest margin. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the second quarter of 2012, interest reversals associated with loans moving to nonaccrual status were $42,000 compared with $154,000 in the same quarter a year ago and $72,000 in the first quarter of 2012. Interest expense associated with FHLB advances and subordinated debt decreased $36,000 when the second quarter of 2012 is compared with the same period of 2011, providing for lower cost of funding earning assets.

The provision for loan losses decreased $1.8 million when the second quarter of 2012 is compared to the same quarter of 2011. Provision for loan losses was $2.5 million in this year’s second quarter compared with $4.3 million in the second quarter of 2011. The provision for loan losses was unchanged from this year’s first quarter. In the second quarter of the year we charged down $1.6 million of commercial loans, for which we had specific reserves set aside of $0.4 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.0 million in the second quarter of 2012, compared with $2.0 million in the second quarter of 2011 and $3.2 million in the first quarter of 2012. Compared with 2011’s second quarter, gains on sale of mortgages were $1.0 million or 254% higher, primarily due to increased mortgage refinancing resulting from the current interest rate environment. Gain on sale of mortgage loans decreased by $235,000, or 13.9% when the second quarter of 2012 is compared to the first quarter of the year. Lower refinance rates and relaxed loan to value ratio criteria in the secondary market lead to increased activity from a year ago. Service charges on deposit accounts were $122,000 lower than the year ago second quarter, but were in line with the first quarter of this year. The higher income a year ago was mainly due to changes in our overdraft policies, and changes in our customers’ management of their accounts, resulting in reduced charges to customers that overdraw their accounts. Other income increased $122,000 over last year’s second quarter but was $79,000 below this year’s first quarter. The increase over the prior year was a result of $178,000 death benefit on a former director’s life insurance, which was partially offset by a decrease of $14,000 in the loss on the sale of other real estate owned, and a $59,000 loss on disposal of fixed assets associated with the write off of leasehold improvements of the branch that was closed during this year’s second quarter. Compared with the first quarter of the year, the previously mentioned death benefit income was offset by a $231,000 detrimental change in other real estate gains and losses, and the loss on disposal of fixed assets mentioned above from the closing of a branch.

Total non-interest expense increased $222,000, or 2.1%, when comparing the three month periods ended June 30, 2012 and 2011 and was primarily due to higher salary and benefits costs and higher other expenses. Partially offsetting these increases were lower amortization of intangibles, FDIC insurance costs, and lower other real estate costs.

Salary and benefits expense was $298,000 higher when compared with the second quarter of last year due primarily to higher variable compensation expense which increased by $269,000 as the company’s performance this year has been better than last year. FDIC insurance premiums were $174,000 lower than a year ago and $49,000 lower than this year’s first quarter. The new method of determining these premiums compared with a year ago has caused the decline in expense compared with a year ago. Other real estate costs comparing the second quarter of the year to last year’s second quarter decreased by $417,000 and were down $37,000 from the first quarter of 2012. Fewer properties held in other real estate owned compared with a year ago and stabilizing property prices have resulted in a reduction of $384,000 in write downs compared with last year’s second quarter. Other expenses increased $617,000 compared with last year and were $381,000 higher than the first quarter of the year. Onetime costs of $170,000 relating to the U.S. Treasury auction of our preferred securities, $95,000 to buyout the lease on the closing of a branch office and the establishment of a $250,000 reserve for losses resulting from the repurchase of mortgages sold in the secondary market were the primary causes of the increase. The reserve for secondary market mortgage repurchases was created due to an increased effort by government sponsored agencies to force back losses to banks that originated the loans in their portfolio.

Federal Income tax expense was $938,000 in the second quarter of 2012, compared with $58,000 in the second quarter last year and $1.0 million in the first quarter of 2012. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

Six Months Ended June 30, 2012

For the first half of 2012, net income was $4,821,000,  basic and diluted earnings per share were $0.50, compared with net income of $1,843,000, and $0.13 basic and diluted per share for the first half of 2011. Net income available to common shareholders was $3,981,000 in the 2012’s first half compared with $1,003,000 in the first half of 2011. Favorably affecting this year were mortgage loan sale gains of $3.2 million, increasing $2.2 million from last year’s first half. This year’s first half was once again, heavily impacted by a $5.0 million charge to loan loss provision, as well as $797,000 in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan. We had several onetime events in the second quarter that affected our year to date earnings. Positively affecting earnings for the year was the receipt of a non-taxable $178,000 life insurance proceeds from a policy covering a former director of the bank. Negatively affecting earnings in the quarter was $170,000 non-tax deductible charge for expenses associated with the U.S. Treasury’s auction of our preferred stock, and $154,000 charge to earnings associated with the closing of one of our two branches in Belding, MI.

Average earning assets increased $33 million, when the first half of 2012 is compared to the six month period a year ago. While overall earning assets increased from a year ago, a decrease in average loan balances of $31 million was offset by a $67 million increase in available for sale securities. The yield on earning assets decreased 43 basis points, to 4.70%, for the half ended June 30, 2012, compared to 5.13% for the same half a year ago. The cost of funding related liabilities also decreased, falling 41 basis points when comparing this year’s first half to the same period a year ago, from 1.07% in 2011, to 0.66% in 2012. Since the decrease in the cost of funds relative to earning assets was less than the decrease in the yield on earning assets, the net interest margin declined three basis points from last year’s first half to 4.04% in the current year. Net interest income increased $573,000 to $27.6 million in the first half of 2012 compared with the same period of 2011, as the increase in average earning assets more than offset the lower net interest margin. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the first half of 2012, interest reversals associated with loans moving to nonaccrual status were $115,000 compared with $253,000 in the same period a year ago. Interest expense associated with FHLB advances and subordinated debt decreased $126,000 when the first half of 2012 is compared with the same period of 2011, providing for lower cost of funding earning assets.

The provision for loan losses decreased $2.3 million when the first half of 2012 is compared to the same six months of 2011. Provision for loan losses was $5.0 million in this year’s first half compared with $7.3 million in the first half of 2011. In the first half of the year we charged down $3.1 million of commercial loans, for which we had specific reserves set aside of $1.4 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $6.2 million in the first half of 2012, compared with $4.1 million in the first half of 2011. Compared with 2011’s first half, gains on sale of mortgages were $2.2 million or 222% higher. Lower refinance rates and relaxed loan to value ratio criteria in the secondary market lead to increased activity. Also effecting non interest income was higher other income, which increased $304,000 compared with last year’s first half primarily due to a favorable swing in the sale of other real estate owned from a loss in the first half of 2011 of $21,000 to a gain in the first half of 2012 of $206,000.

Total non-interest expense increased $507,000, or 2.4%, when comparing the six month periods ended June 30, 2012 and 2011 and was primarily due to higher salary and benefits costs and higher other expenses. Partially offsetting these increases were lower occupancy and equipment, amortization of intangibles, FDIC insurance costs, and other real estate costs.

Salary and benefits expense was $698,000 higher when compared with the first half of last year due to higher variable compensation expense of $281,000, higher base wages of $268,000, and higher employee benefits cost of $149,000. Occupancy and equipment costs decreased $63,000 compared with a year ago. FDIC insurance premiums decrease $343,000 as the new method of calculating the premium by the FDIC benefited the company this year. Amortization of intangibles declined $99,000 from last year as certain intangible became fully amortized, or stepped down in the amortization rate. Advertising and marketing expenses were $75,000 higher in this year’s first half. Other real estate costs decreased from last year’s first half by $581,000 as write downs on properties decreased by $418,000 and expenses associated with maintaining those properties decreased $164,000. Other expenses increased $797,000 compared with a year ago mainly due to onetime costs of $170,000 relating to the U.S. Treasury auction of our preferred securities, $95,000 to buyout the lease on the closing of a branch office and the establishment of a $250,000 reserve for losses resulting from the repurchase of mortgages sold in the secondary market. The reserve for  repurchases of secondary market loans was created due to an increase effort by the government sponsored agencies to force back losses to banks that originated the loans in their portfolio.

Federal Income tax expense was $2.0 million in the first half of 2012, compared with $407,000 in the first half of last year. The increase in taxes compared with each of these periods was primarily driven by higher pre-tax earnings.

Liquidity

At June 30, 2012, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $91 million, an increase of $15 million, or 20%, compared with year end 2011. This increase was primarily the result of a decrease in the investment portfolio of $16 million. Our securities available for sale portfolio now stands at $327 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $43 million, $86 million, and $86 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2011 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 14 and 15 of the Corporation’s Form 10K Annual Report, and is incorporated herein by reference.

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

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 9, 2012, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2012 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

FIRSTBANK CORPORATION
(Registrant)

Date: August 9, 2012	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Samuel G. Stone
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