Form 10-Q
period 2012-09-30
FIRSTBANK CORP
filed 2012-11-09
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Large accelerated filer ___   Accelerated filer          Non-accelerated filer ___   Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No X

Common stock outstanding at October 31, 2012: 7,952,949 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 30

Item 4.	Controls and Procedures	Page 30

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 31

Item 5.	Other Information	Page 31

Item 6.	Exhibits	Page 31

SIGNATURES		Page 32

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Dollars in thousands except share data)
UNAUDITED

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$29,710	$40,151
Short term investments	42,265	35,665
Total cash and cash equivalents	71,975	75,816

FDIC insured bank time certificates of deposit	2,927	4,432
Trading account securities	2	2
Securities available for sale	350,229	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	3,813	349
Loans, net of allowance for loan losses of $21,332 at September 30, 2012 and $21,019 at December 31, 2011	956,078	962,890
Premises and equipment, net	24,926	25,087
Goodwill	35,513	35,513
Core deposit and other intangibles	1,068	1,448
Other real estate owned	3,001	5,251
Accrued interest receivable and other assets	25,312	25,061

TOTAL ASSETS	$1,482,110	$1,485,299

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Deposits:
Non-interest bearing accounts	$229,437	$214,904
Interest bearing accounts:
Demand	348,712	340,942
Savings	262,314	241,603
Time	384,398	423,093
Total Deposits	1,224,861	1,220,542

Securities sold under agreements to repurchase and overnight borrowings	45,927	46,784
Federal Home Loan Bank advances	19,558	19,457
Subordinated debentures	36,084	36,084
Accrued interest and other liabilities	9,591	7,055
Total Liabilities	1,336,021	1,329,922

SHAREHOLDERS’ EQUITY
Preferred stock; no par value, 300,000 shares authorized, 17,000 issued and outstanding ( 33,000 at December 31, 2011)	16,904	32,792
Common stock; 20,000,000 shares authorized, 7,952,502 shares issued and outstanding ( 7,892,486 at December 31, 2011 )	115,228	115,734
Retained earnings	9,812	3,955
Accumulated other comprehensive income	4,145	2,896
Total Shareholders’ Equity	146,089	155,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,482,110	$1,485,299

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended September 30,
	2012	2011
Interest Income:
Interest and fees on loans	$14,145	$15,290
Securities:
Taxable	1,104	1,309
Exempt from Federal Income Tax	272	271
Short term investments	53	54
Total Interest Income	15,574	16,924
Interest Expense:
Deposits	1,588	2,691
FHLB advances and other borrowing	170	193
Subordinated Debt	274	259
Total Interest Expense	2,032	3,143
Net Interest Income	13,542	13,781
Provision for loan losses	1,364	3,459
Net Interest Income after provision for loan losses	12,178	10,322
Non-interest Income:
Service charges on deposit accounts	1,048	1,123
Gain on sale of mortgage loans	1,661	1,040
Mortgage servicing, net of amortization	(95)	17
Loss on trading account securities	(5)	0
Gain on available for sale securities	2	9
Other	405	404
Total Non-interest Income	3,016	2,593
Non-interest Expense:
Salaries and employee benefits	5,865	5,480
Occupancy and equipment	1,267	1,346
FDIC insurance premium	265	162
Amortization of intangibles	109	168
Outside professional services	293	280
Advertising and promotions	400	316
Other real estate owned costs	513	754
Other	2,717	2,239
Total Non-interest Expense	11,429	10,745

Income before federal income taxes	3,765	2,170
Federal income taxes	1,050	540
NET INCOME	$2,715	$1,630

Preferred stock dividends and accretion of discount on preferred stock	220	420
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,495	$1,210

COMPREHENSIVE INCOME
Net Income	$2,715	$1,630
Change in unrealized gain on securities, net of tax and reclassification effects	387	683
TOTAL COMPREHENSIVE INCOME	$3,102	$2,313

Basic Earnings Per Share	$0.31	$0.15
Diluted Earnings Per Share	$0.31	$0.15
Dividends Per Share	$0.01	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands except per share data)
UNAUDITED

	Nine Months Ended September 30,
	2012	2011
Interest Income:
Interest and fees on loans	$43,206	$46,507
Securities:
Taxable	3,508	3,639
Exempt from Federal Income Tax	845	844
Short term investments	161	138
Total Interest Income	47,720	51,128
Interest Expense:
Deposits	5,198	8,685
FHLB advances and other borrowing	552	701
Subordinated Debt	822	928
Total Interest Expense	6,572	10,314
Net Interest Income	41,148	40,814
Provision for loan losses	6,352	10,726
Net Interest Income after provision for loan losses	34,796	30,088
Non-interest Income:
Service charges on deposit accounts	3,166	3,397
Gain on sale of mortgage loans	4,816	2,021
Mortgage servicing, net of amortization	(174)	121
Gain/on trading account securities	1	8
Gain/(loss) on available for sale securities	42	(1)
Other	1,408	1,103
Total Non-interest Income	9,259	6,649
Non-interest Expense:
Salaries and employee benefits	17,003	15,920
Occupancy and equipment	3,912	4,054
FDIC insurance premium	964	1,204
Amortization of intangibles	380	538
Outside professional services	895	860
Advertising and promotions	1,120	961
Other real estate owned costs	1,309	2,132
Other	7,925	6,648
Total Non-interest Expense	33,508	32,317

Income before federal income taxes	10,547	4,420
Federal income taxes	3,011	947
NET INCOME	$7,536	$3,473

Preferred stock dividends and accretion of discount on preferred stock	1,060	1,260
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,476	$2,213

COMPREHENSIVE INCOME
Net Income	$7,536	$3,473
Change in unrealized gain on securities, net of tax and reclassification effects	1,249	2,693
TOTAL COMPREHENSIVE INCOME	$8,785	$6,166

Basic Earnings Per Share	$0.82	$0.28
Diluted Earnings Per Share	$0.82	$0.28
Dividends Per Share	$0.08	$0.03

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR PERIODS ENDED DECEMBER 31, 2011 AND SEPTEMBER 30, 2012
(Dollars in thousands except share data)

	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2010	$115,224	$32,763	$295	$146	$148,428
Net income for 2011			5,623		5,623
Cash dividends on common stock - $0.04 per share			(313)		(313)
Accrued dividends on preferred stock and accretion of discount on preferred stock		29	(1,679)		(1,650)
Amortization of stock warrants	(29)		29		0
Issuance of 11,610 shares of common stock through the dividend reinvestment plan	62				62
Issuance of 34,803 shares of common stock from supplemental shareholder investments	197				197
Issuance of 42,379 shares of common stock	162				162
Stock option and restricted stock expense	118				118
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $1,417				2,750	2,750
Balances at December 31, 2011	$115,734	$32,792	$3,955	$2,896	$155,377

Year to date net income September 30, 2012			7,536		7,536
Cash dividends on common stock - $0.08 per share			(636)		(636)
Accrued dividends on preferred stock and accretion of discount on preferred stock		18	(1,058)		(1,040)
Redemption of 16,000 shares of preferred stock	850	(15,906)			(15,056)
Amortization of stock warrants	(15)		15		0
Repurchase of stock warrants	(1,947)				(1,947)
Issuance of 15,440 shares of common stock through the dividend reinvestment plan	125				125
Issuance of 1,988 shares of common stock from supplemental shareholder investments	17				17
Issuance of 42,588 shares of common stock	397				397
Stock option and restricted stock expense	67				67
Net change in unrealized gain/(loss) onsecurities available for sale, net of tax of $643				1,249	1,249
Balances at September 30, 2012	$115,228	$16,904	$9,812	$4,145	$146,089

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In thousands of dollars)
UNAUDITED

	Nine months ended September 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$7,536	$3,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,352	10,726
Depreciation of premises and equipment	1,446	1,572
Net amortization of security premiums/discounts	2,895	2,729
Gain on trading account securities	(1)	(8)
(Gain)/Loss on available for sale securities transactions	(42)	1
Amortization of intangibles	380	538
Stock option and stock grant compensation expense	67	100
Gain on sale of mortgage loans	(4,816)	(2,021)
Proceeds from sales of mortgage loans	148,517	61,580
Loans originated for sale	(147,165)	(60,411)
Deferred federal income tax expense/(benefit)	(793)	354
Decrease in accrued interest receivable and other assets	568	2,314
Increase/(decrease) in accrued interest payable and other liabilities	2,536	(308)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,480	20,639

INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	2,705	289
Proceeds from maturities of CD’s	1,505	937
Proceeds from maturities and calls of securities available for sale	103,772	102,540
Purchases of securities available for sale	(115,482)	(158,594)
Proceeds from sale of premises and equipment	5	137
Net (increase)/decrease in portfolio loans	(2,155)	26,681
Proceeds from sale of other real estate owned	4,196	4,483
Net purchases of premises and equipment	(1,290)	(1,732)
NET CASH USED IN INVESTING ACTIVITIES	(6,744)	(25,259)

FINANCING ACTIVITIES
Net increase in deposits	4,319	56,386
(Decrease)/increase in securities sold under agreements to repurchase and overnight borrowings	(857)	1,511
Repayment of Federal Home Loan Bank advances	(7,899)	(24,141)
Proceeds from Federal Home Loan Bank advances	8,000	0
Repurchase of preferred stock	(15,056)	0
Repurchase of stock warrants	(1,947)	0
Cash proceeds from issuance of common stock, net	539	361
Cash dividends-preferred stock	(1,040)	(1,238)
Cash dividends-common stock	(636)	(234)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(14,577)	32,645

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,841)	28,025
Cash and cash equivalents at beginning of period	75,816	73,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,975	$101,563

Supplemental Disclosure
Interest Paid	$6,658	$10,523
Income Taxes Paid	$3,400	$975
Non cash transfers of loans to Other Real Estate Owned	$2,615	$5,112

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank - Alma, Firstbank (Mt. Pleasant), Firstbank - West Branch (including its wholly owned subsidiary, 1st Title, Inc., and its 46% ownership in 1st Investors Title, LLC), Keystone Community Bank, Firstbank – West Michigan and its wholly owned subsidiary Accord Financial Services, Inc., collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 46% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

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

(In thousands of dollars)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
September 30, 2012
Securities available for sale
U.S. governmental agency	$110,398	$1,383	$0	$111,781
States and political subdivisions	94,532	1,908	(18)	96,422
Mortgage backed securities	70,922	2,097	(2)	73,017
Collateralized mortgage obligations	66,453	989	(57)	67,385
Equity and other securities	1,619	5	0	1,624
Total securities available for sale	$343,924	$6,382	$(77)	$350,229

December 31, 2011
Securities available for sale
U.S. governmental agency	$132,534	$1,325	$(25)	$133,834
States and political subdivisions	76,574	1,238	(23)	77,789
Mortgage backed securities	70,059	1,080	(87)	71,052
Collateralized mortgage obligations	57,006	854	(15)	57,845
Equity and other securities	1,606	58	0	1,664
Total securities available for sale	$337,779	$4,555	$(150)	$342,184

Securities with unrealized losses at September 30, 2012 and December 31, 2011 not recognized in income are as follows:

(In thousands of dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
US governmental agency	$0	$0	$0	$0	$0	$0
States and political subdivisions	3,553	(14)	1,048	(4)	4,601	(18)
Mortgage backed securities	572	(2)	0	0	572	(2)
Collateralized mortgage obligations	18,695	(57)	0	0	18,695	(57)
Total temporarily impaired	$22,820	$(73)	$1,048	$(4)	$23,868	$(77)

December 31, 2011
US governmental agencies	$17,974	$(25)	$0	$0	$17,974	$(25)
States and political subdivisions	5,987	(23)	0	0	5,987	(23)
Mortgage backed securities	18,091	(87)	0	0	18,091	(87)
Collateralized mortgage obligations	5,703	(11)	887	(4)	6,590	(15)
Total temporarily impaired	$47,755	$(146)	$887	$(4)	$48,642	$(150)

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

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the nine months ended September 30 of 2012 and 2011.

	As of September 30,
(In thousands of dollars)	2012	2011
Trading Account Securities Gains/Losses	$1	$8

Available for Sale Securities
Gross realized gains	42	28
Gross realized losses	0	(29)
Net realized gains (losses)	$42	$(1)

The carrying value of securities at September 30, 2012, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)	Carrying Value
Due in one year or less	$22,654
Due after one year through five years	157,236
Due after five years through ten years	71,126
Due after ten years	97,589
Total debt securities	348,605

Equity securities	1,624
Total securities	$350,229

At September 30, 2012 and 2011, securities with carrying values approximating $45,927,000 and $49,958,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

Federal Home Loan Bank stock is carried at cost, which approximates fair value.

NOTE 3 - LOANS

The following information provides a description of how loan grades are determined for our Commercial and Industrial and Commercial Real Estate Segments. In general, for Commercial and Industrial, and Commercial Real Estate Segments, the probability of loss increases with each rate change from the Grade 1 Excellent down through the Grade 9 Doubtful Nonaccrual classes. For Consumer and Residential Mortgage segments, the probability of loss increases as loans move down from current to greater than 60 days past due, nonaccrual.

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

Grade 5 Watch – This rating is used for loans which have shown some sign of weakness, but have not degraded to the point of requiring an impairment review. Characteristics of loans in this rating include: annual management prepared financial statements; delinquencies not exceeding three times over 30 days or one time over 60 days in the past year; weakening financial statements but profitable in two of the last three years; and a declining market share in a competitive market. These loans merit monitoring by management to assure that if circumstances deteriorate further actions are taken to protect the bank’s position.

Grade 6 Special Mention – This rating is used for loans which are included on a watch list and have degraded to a point where additional supervision is required; however, the bank remains confident in the full collection of all principal and interest. These loans are reviewed for impairment on a quarterly basis. Characteristics of loans in this rating may include: repeat delinquency; longer term negative trends in financial results; continuing deterioration of cash flows; concerns regarding the liquidity of guarantors; and other negative business trends.

Grade 7 Substandard – This rating is for loans for which a lender is actively working with the borrower to resolve issues and the full repayment of the loan is questionable. The loan is inadequately protected by current sound worth of the borrower, paying capacity of the guarantor, or pledged collateral. Loans in this grade have well defined weaknesses that jeopardize the full collectability of the loan and a distinct possibility of loss exists.  These loans are reviewed for potential impairment on a quarterly basis. Characteristics of loans in this rating may include: persistent delinquency; poor financial results of the business; negative cash flow; and the ability of guarantor(s) to provide support for the loan is questionable.

Grade 8 Impaired Nonaccrual – This rating is for loans which are considered impaired and classified as nonaccrual. Loans in this grade have all the weaknesses of those classified as substandard grade 7 above, with the added characteristic that, based upon currently known facts, the weaknesses make collection of all principal and interest due according to contractual terms unlikely. These loans are reviewed for impairment on a quarterly basis. Loans in this grade may be assigned an allocated reserve in the loan loss allowance analysis if a determination is made that the future cash flows or the value of the collateral do not support the current carrying value of the loan.

Grade 9 Doubtful Nonaccrual – This rating is for loans which are considered impaired and are classified as nonaccrual. Loans in this grade have all the weaknesses of those classified as impaired nonaccrual grade 8 above, with the added characteristic that the weaknesses make full collection through payment or liquidation of the collateral, based on currently known facts, highly questionable or improbable. These loans are reviewed for impairment on a quarterly basis. Loans in this grade may be assigned an allocated reserve in the loan loss allowance analysis if a determination is made that the future cash flows or the value of the collateral do not support the current carrying value of the loan.

Restructured Loans
Impaired Restructured and Accruing – Loans where the borrower is experiencing financial difficulty and the bank has granted a concession to the borrower. A concession may be: a reduction in the contractual interest rate below current market rates for loans of similar quality, a lengthening of the accrual time frame beyond normal market terms, a forgiveness of a portion of the outstanding principal, or acceptance of collateral in lieu of payment for a portion of the loan balance. If the loan is in accrual status at the time of the restructuring, the borrower has the ability to make the payments under the restructured terms, and the restructuring does not forgive principal, the loan remains on an accrual status under the new terms. However, if there is a forgiveness of debt or partial charge off, the loan will generally be graded as impaired nonaccrual (Grade 8) with any accrued interest reversed against interest income. If a loan is in nonaccrual status at the time of a restructuring, it will remain in nonaccrual status (Grade 8) at the time of restructuring. All non-accruing restructured loans remain in nonaccrual status until the borrower has demonstrated the ability to make the payments under the restructured terms by making a minimum of six months of payments. If the borrower makes the six months of payments without becoming past due 30 days or more, the loan may be returned to accrual status. The determination of the need for an allowance for loan loss adjustment is based on a factor relating to historical losses multiplied by the balance of the loan for residential mortgages, or a collateral impairment review for commercial loans, and a net present value adjustment relating to a change in interest rate and other terms, if applicable.

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

Credit Quality Indicators:

Loans at period end were as follows:
(In thousands of dollars)	September 30, 2012	December 31, 2011
Commercial & Industrial
Pass loans	$129,842	$122,812
Watch loans	11,682	19,542
Special mention loans	5,885	7,878
Substandard loans	2,175	2,928
Impaired restructured and accruing loans	2,442	3,562
Impaired nonaccrual loans	233	1,771
Doubtful nonaccrual loans	0	0
Total Commercial & Industrial	152,259	158,493

Commercial Real Estate
Pass loans	$372,774	$373,320
Watch loans	54,479	56,571
Special mention loans	21,394	21,155
Substandard loans	8,305	5,686
Impaired restructured and accruing loans	12,388	10,652
Impaired nonaccrual loans	9,783	15,336
Doubtful nonaccrual loans	454	0
Total Commercial Real Estate	479,577	482,720

First lien residential mortgage loans
Performing loans	$203,711	$199,117
Loans > 60 days past due	2,793	2,203
Impaired restructured and accruing loans	4,394	4,425
Nonaccrual loans	4,995	5,374
Total First lien residential mortgage loans	215,893	211,119

Junior lien residential mortgage loans
Performing loans	$60,011	$66,169
Loans > 60 days past due	40	328
Impaired restructured and accruing loans	229	278
Nonaccrual loans	381	278
Total Junior lien residential mortgage loans	60,661	67,053

Consumer Loans
Performing loans	$68,428	$64,075
Loans > 60 days past due	146	239
Impaired restructured and accruing loans	174	0
Nonaccrual loans	272	210
Total Consumer Loans	69,020	64,524

Total Loans	$977,410	$983,909

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

Loans graded as impaired nonaccrual, doubtful nonaccrual, and impaired restructured and accruing are individually analyzed for loan losses. An allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its determined collectable value. To determine the collectable value of the loan, the present value of expected cash flows, the collateral value, or some combination of the two is used. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value.

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

Allowance for credit losses for the three and nine months ended September 30 were:

(In thousands of dollars)
Three months ending September 30, 2012	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522
Provision for loan losses	(238)	817	845	229	94	(383)	1,364
Loans charged off	(110)	(956)	(571)	(174)	(163)	0	(1,974)
Recoveries	34	277	35	0	74	0	420
Ending balance	$2,090	$11,353	$5,952	$578	$856	$503	$21,332

Three months ending September 30, 2011
Allowance for Credit Losses:
Beginning balance	$2,732	$11,596	$4,672	$554	$1,197	$576	$21,327
Provision for loan losses	1,380	774	1,108	35	86	76	3,459
Loans charged off	(579)	(2,476)	(706)	(35)	(213)	0	(4,009)
Recoveries	36	410	72	0	88	0	606
Ending balance	$3,569	$10,304	$5,146	$554	$1,158	$652	$21,383

Nine months ending September 30, 2012	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	81	3,059	2,138	533	209	332	6,352
Loans charged off	(535)	(3,605)	(1,744)	(460)	(547)	0	(6,891)
Recoveries	59	365	165	0	263	0	852
Ending balance	$2,090	$11,353	$5,952	$578	$856	$503	$21,332

Nine months ending September 30, 2011
Allowance for Credit Losses:
Beginning balance	$3,024	$12,375	$3,960	$774	$1,162	$136	$21,431
Provision for loan losses	1,855	4,379	3,544	(72)	504	516	10,726
Loans charged off	(1,468)	(6,903)	(2,470)	(148)	(730)	0	(11,719)
Recoveries	158	453	112	0	222	0	945
Ending balance	$3,569	$10,304	$5,146	$554	$1,158	$652	$21,383

Recorded investment in financing receivables at period end were:

(In thousands of dollars)	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
September 30, 2012
Ending balance: individually evaluated for impairment	$321	$3,479	$0	$0	$0	$0	$3,800

Ending balance: collectively evaluated for impairment	$1,769	$7,874	$5,952	$578	$856	$503	$17,532

Financing Receivables:
Ending balance	$152,259	$479,577	$215,893	$60,661	$69,020	$0	$977,410

Ending balance: individually evaluated for impairment	$2,675	$22,625	$0	$0	$0	$0	$25,300

Ending balance: collectively evaluated for impairment	$149,584	$456,952	$215,893	$60,661	$69,020	$0	$952,110

September 30, 2011
Ending balance: individually evaluated for impairment	$1,311	$2,382	$0	$0	$0	$0	$3,693

Ending balance: collectively evaluated for impairment	$2,258	$7,922	$5,146	$554	$1,158	$652	$17,690

Financing Receivables:
Ending balance	$159,340	$480,012	$202,273	$70,404	$77,024	$0	$989,053

Ending balance: individually evaluated for impairment	$4,445	$26,405	$0	$0	$0	$0	$30,850

Ending balance: collectively evaluated for impairment	$154,895	$453,607	$202,273	$70,404	$77,024	$0	$958,203

Age Analysis of Past Due Loans excluding nonaccrual loans:

(In thousands of dollars)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
At September 30, 2012
Commercial and Industrial	$970	$299	$15	$1,284	$150,741	$152,259	$15
Commercial Real Estate	1,922	717	83	2,722	466,613	479,577	85
Residential Mortgages 1st Liens	614	2,017	504	3,135	207,761	215,893	516
Residential Mortgages Junior Liens	344	33	8	385	59,895	60,661	8
Consumer	611	101	45	757	67,991	69,020	102
Total	$4,461	$3,167	$655	$8,283	$953,001	$977,410	$726

At December 31, 2011
Commercial and Industrial	$1,039	$94	$0	$1,133	$155,589	$158,493	$0
Commercial Real Estate	4,313	500	0	4,813	462,571	482,720	0
Residential Mortgage 1st Liens	973	1,875	328	3,176	202,847	211,119	336
Residential Mortgage Junior Liens	561	255	73	889	65,886	67,053	73
Consumer	848	221	18	1,087	63,227	64,524	18
Total	$7,734	$2,945	$419	$11,098	$950,120	$983,909	$427

Note: Recorded investment includes principal outstanding plus deferred fees and accrued interest.

Impaired loans were as follows:

(In thousands of dollars)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,898	$1,897	0
Commercial Real Estate	10,205	10,201	0
Residential Mortgages 1st Liens	9,392	9,392	0
Residential Mortgages Junior Liens	610	610	0
Consumer	445	445	0
Total	$22,550	$22,545	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$458	$778	$321
Commercial Real Estate	9,060	12,423	3,365
Residential Mortgages 1st Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$9,518	$13,201	$3,686

Total
Commercial and Industrial	$2,356	$2,675	$321
Commercial Real Estate	19,265	22,624	3,365
Residential Mortgages 1st Liens	9,392	9,392	0
Residential Mortgages Junior Liens	610	610	0
Consumer	445	445	0
Total	$32,068	$35,746	$3,686

December 31, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$4,358	$5,846	0
Commercial Real Estate	11,940	16,987	0
Residential Mortgages 1st Liens	9,799	11,120	0
Residential Mortgages Junior Liens	558	331	0
Consumer	210	249	0
Total	$26,865	$34,533	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$720	$998	$253
Commercial Real Estate	10,423	15,225	3,622
Residential Mortgages 1st Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$11,143	$16,223	$3,875

Total
Commercial and Industrial	$5,078	$6,844	$253
Commercial Real Estate	22,363	32,212	3,622
Residential Mortgages 1st Liens	9,799	11,120	0
Residential Mortgages Junior Liens	558	331	0
Consumer	210	249	0
Total	$38,008	$50,756	$3,875

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

(In thousands of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	Three months ended September 30, 2012		Three months ended September 30, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$2,779	$18	$2,647	$35
Commercial Real Estate	9,260	113	14,992	93
Residential Mortgages 1st Liens	9,451	56	8,874	83
Residential Mortgages Junior Liens	530	2	523	0
Consumer	481	2	210	2
Total	$22,501	$191	$27,246	$213

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$449	$1	$828	$0
Commercial Real Estate	10,097	9	7,375	0
Residential Mortgages 1st Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$10,546	$10	$8,203	$0

Total
Commercial and Industrial	$3,228	$19	$3,475	$35
Commercial Real Estate	19,357	122	22,367	93
Residential Mortgages 1st Liens	9,451	56	8,874	83
Residential Mortgages Junior Liens	530	2	523	0
Consumer	481	2	210	2
Total	$33,047	$201	$35,449	$213

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$3,355	$164	$1,502	$37
Commercial Real Estate	10,463	648	12,571	306
Residential Mortgages 1st Liens	9,749	295	9,009	234
Residential Mortgages Junior Liens	487	9	505	0
Consumer	414	15	188	4
Total	$24,468	$1,131	$23,773	$581

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$532	$2	$723	$0
Commercial Real Estate	11,107	100	8,648	0
Residential Mortgages 1st Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$11,639	$102	$9,371	$0

Total
Commercial and Industrial	$3,887	$166	$2,225	$37
Commercial Real Estate	21,570	748	21,219	306
Residential Mortgages 1st Liens	9,749	295	9,009	234
Residential Mortgages Junior Liens	487	9	505	0
Consumer	414	15	188	4
Total	$36,107	$1,233	$33,146	$581

Loan Modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
Quarter to date
September 30, 2012
Commercial and industrial	3	$190	$187	0	$0
Commercial real estate	4	1,613	1,590	0	0
Residential 1st liens	6	871	870	1	64
Residential junior liens	1	15	15	1	9
Consumer	0	0	0	0	0
Total	14	$2,689	$2,662	2	$73

September 30, 2011
Commercial and industrial	2	$504	$504	0	$0
Commercial real estate	6	911	908	3	1,084
Residential 1st liens	11	884	875	2	215
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	19	$2,299	$2,287	5	$1,299

Year to date
September 30, 2012
Commercial and industrial	9	$998	$988	5	$1,143
Commercial real estate	12	3,598	3,573	4	401
Residential 1st liens	16	1,673	1,669	1	64
Residential junior liens	3	118	118	1	9
Consumer	2	107	107	0	0
Total	42	$6,494	$6,455	11	$1,617

September 30, 2011
Commercial and industrial	5	$2,095	$2,098	1	$150
Commercial real estate	21	5,425	4,886	5	2,162
Residential 1st liens	16	1,482	1,498	9	1,023
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	42	$9,002	$8,482	15	$3,335

Financing Receivables on Nonaccrual Status were as follows:

(In thousands of dollars)	September 30, 2012	December 31, 2011
Nonaccrual loans at period end
Commercial and Industrial	$233	$1,771
Commercial Real Estate	10,237	15,336
Residential Mortgages 1st Liens	4,995	5,374
Residential Mortgages Junior Liens	381	278
Consumer	272	210
Total nonaccrual loans	$16,118	$22,969

NOTE 4 – SHAREHOLDERS’ EQUITY

We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  At September 30, 2012 and year end 2011 we exceeded all requirements to be classified as well as capitalized.

On January 30, 2009 we issued 33,000 shares of Series A, no par value $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (Preferred Stock) and warrants to purchase 578,947 shares of our common stock at an exercise price of $8.55 per share (Warrants), to the U.S. Department of Treasury in return for $33 million under the Capital Purchase Program (CPP). Of the proceeds, $32.7 million was allocated to the Preferred Stock and $0.3 million was allocated to the Warrants based on the relative fair value of each. The discount on the Preferred Stock is being accreted using an effective yield method over ten years. The Preferred Stock qualifies as Tier 1 capital.

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

Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other security of Firstbank Corporation and have no right to require the redemption or repurchase of the Preferred Stock, although we have the right to call the stock at any time. The Preferred Stock does not have a sinking fund. The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.

On June 28, 2012 the U.S. Department of Treasury sold all of the shares of our Preferred Stock in a modified Dutch auction process. During the auction, we successfully bid on and retired 16,000 of the 33,000 outstanding shares of our Preferred Stock at a price of $941.01 per share, or $15.1 million in the aggregate. As a result of the retirement of these shares, 17,000 shares remain outstanding and carry the same terms under which they were originally issued.

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

NOTE 5 – FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

September 30, 2012	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands of dollars)
Financial Assets:
Cash and cash equivalents	$71,975	$71,975	$71,975	$0	$0
FDIC insured bank certificates of deposit	2,927	2,927	2,927	0	0
Trading account securities	2	2	2	0	0
Securities available for sale	350,229	350,229	39	333,489	16,701
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	3,813	3,813	0	3,813	0
Loans, net	956,078	944,191	0	0	944,191

Financial Liabilities:
Non-interest bearing deposits	(229,437)	(229,437)	(229,437)	0	0
Interest bearing deposits	(995,424)	(998,015)	0	0	(998,015)
Securities sold under agreements to repurchase and overnight borrowings	(45,927)	(45,927)	0	(45,927)	0
Federal Home Loan Bank advances	(19,558)	(21,275)	0	0	(21,275)
Subordinated debentures	(36,084)	(36,102)	0	0	(36,102)

December 31, 2011	Carrying Amount	Estimated Fair Value
(In thousands of dollars)
Financial Assets:
Cash and cash equivalents	$75,816	$75,816
FDIC insured bank certificates of deposit	4,432	4,432
Trading account securities	2	2
Securities available for sale	342,184	342,184
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	349	349
Loans, net	962,890	944,756

Financial Liabilities:
Non-interest bearing deposits	(214,904)	(214,904)
Interest bearing deposits	(1,005,638)	(1,000,580)
Securities sold under agreements to repurchase and overnight borrowings	(46,784)	(46,784)
Federal Home Loan Bank advances	(19,457)	(21,359)
Subordinated debentures	(36,084)	(36,488)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, demand deposits, short term debt, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and variable rate loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk based on historical losses on similar loan pools. For deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of the product.

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at September 30, 2012 and December 31, 2011.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2012, and valuation techniques used by us to determine those fair values.

Level 1 are assets which are actively traded on an open market and pricing is publicly available.

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

Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Securities available for sale
U.S. governmental agency bonds	$0	$111,781	$0	$111,781
Mortgage backed securities	0	73,017	0	73,017
Collateralized mortgage obligations	0	67,385	0	67,385
States and political subdivisions	0	81,306	15,116	96,422
Equity and other Securities	39	0	1,585	1,624
Total Securities available for sale	$39	$333,489	$16,701	$350,229

Trading equity securities	$2	$0	$0	$2

December 31, 2011
Securities available for sale
U.S. governmental agency bonds	$0	$133,834	$0	$133,834
Mortgage backed securities	0	71,052	0	71,052
Collateralized mortgage obligations	0	57,845	0	57,845
States and political subdivisions	0	62,447	15,342	77,789
Equity and other Securities	92	0	1,572	1,664
Total Securities available for sale	$92	$325,178	$16,914	$342,184

Trading equity securities	$2	$0	$0	$2

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	2012	2011
Balance at beginning of year	$16,914	$10,833
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	(48)
Purchases of securities	11,682	9,177
Sales of securities	0	0
Calls and maturities	(12,255)	(5,062)
Net transfers in/(out) of Level 3	360	0
Balance at September 30 of each year	$16,701	$14,900

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and other like assets. We carry local municipal securities at historical cost, which approximates fair value, unless economic conditions for the municipality changes to a degree requiring a valuation adjustment. We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans and other real estate owned. We have estimated the fair value of impaired loans using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. We use discounted appraised values or broker’s price opinions to determine the fair value of other real estate owned.

Assets Measured at Fair Value on a Nonrecurring Basis

(In thousands of dollars)	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Impaired loans	$35,746	$0	$0	$35,746
Other real estate owned	$3,001	$0	$0	$3,001
Other repossessed assets	$250	$0	$0	$250

2011
Impaired loans	$38,178	$0	$0	$38,178
Other real estate owned	$7,367	$0	$0	$7,367

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. We estimate the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other real estate owned is valued based on either a recent appraisal for the property or a brokers' price opinion of the value of the property, which are discounted for expected costs to dispose of the property. Losses on impaired loans indicated in the table above were charged to the allowance for loan losses. Losses in other real estate owned and other repossessed assets were charged to earnings through other non-interest expense on the income statement.

NOTE 6 – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per share
Net income	$2,715	$1,630	$7,536	$3,473
Preferred stock dividends and accretion of discount	220	420	1,060	1,260
Income available to common shareholders	$2,495	$1,210	$6,476	$2,213
Weighted average common shares outstanding	7,948	7,857	7,924	7,832

Basic Earnings per Share	$0.31	$0.15	$0.82	$0.28

Earnings per share assuming dilution
Net income	$2,715	$1,630	$7,536	$3,473
Preferred stock dividends and accretion of discount	220	420	1,060	1,260
Income available to common shareholders	$2,495	$1,210	$6,476	$2,213
Weighted average common shares outstanding	7,948	7,857	7,924	7,832
Add dilutive effect of assumed exercises of options	40	2	20	3
Weighted average common and dilutive potential common shares outstanding	7,988	7,859	7,944	7,835

Diluted Earnings per Share	$0.31	$0.15	$0.82	$0.28

Stock options for 254,497 shares for the three months and 292,447 for the nine months of 2012, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options and warrants for 1,030,057 shares for the three and nine month periods of 2011, were not considered in computing diluted earnings per share because they were anti-dilutive.

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

Highlights

At the end of the second quarter, we repurchased 16,000 shares of the 33,000 outstanding shares of our preferred stock. In July, we negotiated a repurchase of the 578,947 outstanding warrants, which were issued to the U.S. Treasury at the time of their investment in our preferred shares, for a price of $1,946,670. In total, between the sale of the preferred shares and the sale of the warrants, investors and Firstbank Corporation paid $33 million to the U.S. Treasury, the same amount of the U.S. Treasury’s original investment in our company. The repurchase of the 16,000 preferred shares was reflected in our results of operations in the second quarter, and the repurchase of the warrants is reflected in our results during the third quarter as a reduction in common equity. The repurchase of preferred shares and warrants affected total equity by the amounts of the purchase price and will reduce dividends on preferred stock going forward. As a result, income available to common shareholders will be increased by the amount of the reduced dividend on preferred stock in future periods.

During the third quarter, Firstbank Corporation retained Austin Associates, LLC (“Austin”) to perform a goodwill impairment analysis. The valuation date was July 31, 2012.  The steps that Austin utilized in the Step 1 valuation were determining the reporting unit and the appropriate standard and level of value, the calculation of fair value and the comparison of fair value to carrying value. Austin determined that Firstbank Corporation was the relevant reporting unit to be valued. The standard of value used in the analysis was fair value. Austin’s interpretation of this definition is that it is the value of ownership of the specific business with consideration of synergies, efficiencies and other value enhancing factors. The appropriate level of value used was controlling interest level. This is consistent with allowing for synergies and other factors as described previously and also considers premiums where appropriate. The appraisal methodology utilized by Austin includes the following valuation approaches:

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

Austin used the individual valuation results to calculate their estimate of the fair value of common equity. This figure was then compared to the carrying value of equity to determine whether the Step 1 test had passed or failed. In its findings, Austin Associates determined that the fair value of Firstbank’s common equity exceeded carrying value. As a result, it was the opinion of management that, based on Austin’s analysis, Firstbank has passed the ASC 350 Step 1 test and there is no indication of goodwill impairment. However, changes in earnings and/or stock price could potentially lead to goodwill impairment in the future.

Subsequent Events

Subsequent to the end of the quarter, we announced our intention to consolidate four of our five separate banking charters into a single bank, pending regulatory approval. The efforts required to comply with separate regulatory examinations for five banks have grown dramatically in recent years, bringing us to our decision to consolidate our four Firstbank titled charters into one. We will continue to operate Keystone Community Bank as a separate charter. Our objective is to reduce the number of legal entities and regulatory examinations without changing how we serve our customers or how we operate as a community bank. Costs associated with the consolidation of bank charters will be expensed during the fourth quarter of 2012 and throughout 2013 as the conversion of systems occurs and will be offset by reduced operating costs. With this in mind, we do not anticipate significant operational savings as a result of the consolidation.

We have further concluded that five of our smallest offices will be consolidated into other larger nearby offices early in 2013, reducing our cost of operations relating to those branches. We anticipate that we will incur a onetime charge in 2012’s fourth quarter of $0.03 to $0.05 per share related to the closure of these branches. Current annual pre-tax costs  associated with the operations of these five branches are approximately $600,000.

Financial Condition

Total assets at September 30, 2012 were little changed from year end 2011 at $1.482 billion, decreasing by $3.2 million. While total asset balances are flat, we have seen a small (less than 1%) decline in the loan portfolio as loan balances decreased $6.5 million before allowance for loan losses. Cash and cash equivalents decreased $3.8 million from year end and securities available for sale increased $8.0 million as we elected to reinvest funds from maturing securities and deploy some of our excess cash in this area during the third quarter.

The allowance for loan losses remained relatively stable during the first nine months of the year at $21.3 million, up $313,000 from year end. The allowance to ending loans ratio was 2.18%, compared with 2.14% at year end 2011 and 2.16% at September 30, 2011. Our problem assets categories improved during the quarter as nonaccrual loans declined $6.8 million from year end and $4.8 million from September 30 a year ago. Restructured loans which are in conformance with their new terms were $710,000 higher compared with year end, and increased $1.4 million from September 30, 2011. Loans 90 days or more past due increased $236,000 from year end, but were $0.8 million below year ago levels. Other Real Estate Owned decreased $2.3 million from the end of the year to $3.0 million, and was down $4.4 million from last year’s third quarter. We are pleased with the progress we have made in the problem loan area so far this year, but expect that problem loans will remain elevated, relative to our historical standards, in the near term.

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

Following is a comparison of loan balances for the quarter and prior year end.

(In thousands of dollars)	September 30, 2012	December 31, 2011
Commercial	$151,252	$156,551
Mortgage Loans on Real Estate:
Residential	337,587	340,060
Commercial	365,402	365,029
Construction	55,855	60,280
Consumer	67,314	61,989
Subtotal	977,410	983,909
Less:
Allowance for loan losses	(21,332)	(21,019)
Loans, net	$956,078	$962,890

Residential mortgages decreased $2.5 million, or 0.7%, from year end 2011 as pay downs of loans and refinanced loans sold in the secondary market exceeded our ability to generate replacement balances. Real estate construction loans also decreased $4.4 million, or 7.3%, during the first nine months of 2012. Commercial and commercial real estate loans were $4.9 million, or 0.9%, lower at September 30 when compared with year end 2011 as loan demand from qualified borrowers was unable to outpace principal pay downs. Consumer loans increased $5.3 million, or 8.6% from year end. These numbers demonstrate the continued difficulty we are experiencing to generate new loan outstandings, however, we stand ready to make loans to qualified borrowers when the opportunity presents itself.

Net charge-offs of loans were $6.0 million in the first three quarters of 2012, compared with $10.8 million in the comparable period of 2011. For the third quarter of 2012 net charge offs were $1.6 million compared with $2.2 million in the second quarter of 2012 and $3.4 million in the third quarter of 2011. The ratio of net charge-offs of loans (annualized) to average loans was 0.63% in the third quarter of 2012 compared to 0.89% in the second quarter and 1.37% in the third quarter of 2011.

Total deposits increased $4.3 million, or 0.4% when compared with year end 2011 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances decreased $8 million, or 2.3%, savings balances increased $21 million, or 8.6%, and time balances decreased $39 million, or 9.1%. Within time balances, wholesale CDs were $945,000 higher than year end, while core market CDs were down $39.6 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $14.5 million, or 6.8% higher than year end.

For the nine month period ended September 30, 2012, Federal Home Loan Bank advances were up $101,000, or 0.5% from year end. Securities sold under agreements to repurchase and overnight borrowings were $857,000, or 1.8% lower due to normal fluctuations in customer cash flows. Accrued interest and other liabilities increased $2.5 million compared with year end.

Total shareholders’ equity decreased $9.3 million from the previous year end primarily due to the repurchase and retirement of preferred stock and repurchase of the stock warrants. Net income of $7,536,000 and common stock issuances of $539,000 increased shareholders’ equity, while common and preferred stock dividends of $1.7 million, the redemption of 16,000 shares of our preferred stock, and the repurchase of stock warrants all decreased shareholders’ equity. Accumulated other comprehensive income increased $1.2 million from year end. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $16.24 at September 30, 2012, increasing from $15.53 at December 31, 2011. Tangible shareholders common equity per share (total common equity less goodwill and other intangible assets) was $11.64 at the end of the third quarter of 2012, increasing from $10.85 at year end 2011. Shareholders’ common equity per share calculations excludes preferred stock of $16.9 million at September 30, 2012 and $32.8 million at December 31, 2011.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(In thousands of dollars)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at September 30, 2012	$141,284	$141,284	$153,630
Required Regulatory Capital	58,379	39,149	78,297
Capital in Excess of Regulatory Minimums	82,905	102,135	75,333

Capital Ratios at September 30, 2012	9.68%	14.44%	15.70%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the third quarter of 2012. At the end of the third quarter our total risk based capital ratio was 15.70% compared with 16.55% at year end 2011. Tier 1 capital and tier 1 leverage ratios were 14.44% and 9.68% compared with 15.29% and 10.30% at year end 2011. The decrease in all of the capital ratios during the quarter was a result of our repurchase of 16,000 shares of our preferred stock and the repurchase of stock warrants from the U.S. Treasury. As of September 30, 2012, all of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

Results of Operations

Three Months Ended September 30, 2012

For the third quarter of 2012, net income was $2,715,000, basic and diluted earnings per share were $0.31, compared with net income of $1,630,000, and $0.15 basic and diluted per share for the third quarter of 2011, and net income of $2,404,000, $0.25 basic and diluted earnings per share, for the second quarter of 2012. Net income available to common shareholders was $2,495,000 in the current quarter compared with $1,210,000 in the third quarter of 2011 and $1,984,000 in the second quarter of 2012.

Favorably affecting the current quarter were mortgage loan sale gains of $1.7 million, lower loan charge offs in this year’s third quarter allowing us to reduce the amount we set aside in our provision for loan losses, and lower costs associated with other real estate owned during the current quarter.

Average earning assets decreased $4 million, when the third quarter of 2012 is compared to the same quarter a year ago. A decrease in average net loan balances of $14 million and a decline of $20 million in average overnight investments was partially offset by a $30 million increase in average available for sale securities. Compared with the previous quarter, average earning assets decreased $21 million, or 1.5%. The yield on earning assets decreased 37 basis points, to 4.57%, for the quarter ended September 30, 2012, compared to 4.94% for the same quarter a year ago, and was 10 basis points lower when compared with the second quarter of 2012. The cost of funding related liabilities also decreased, falling 32 basis points when comparing this year’s third quarter to the same period a year ago, from 0.91% in 2011, to 0.59% in 2012. Compared with the prior quarter, the cost of funding related liabilities fell by four basis points. The net interest margin decreased four basis points from last year’s third quarter of 4.03% to 3.99% in the current quarter. The net interest margin decreased six basis points when compared to the previous quarter. Net interest income decreased $239,000 to $13.5 million in the third quarter of 2012 compared with the same period of 2011, due to both the decrease in average earning assets and lower net interest margin. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the third quarter of 2012, interest reversals associated with loans moving to nonaccrual status were $68,000 compared with $155,000 in the same quarter a year ago and $42,000 in the second quarter of 2012. Interest expense associated with FHLB advances and subordinated debt decreased $8,000 when the third quarter of 2012 is compared with the same period of 2011, providing for lower cost of funding earning assets.

The provision for loan losses decreased $2.1 million when the third quarter of 2012 is compared to the same quarter of 2011. Provision for loan losses was $1.4 million in this year’s third quarter compared with $3.5 million in the second quarter of 2011. The provision for loan losses was also $1.1 million lower than this year’s second quarter. In the third quarter of the year we charged down $1.1 million of commercial loans, for which we had specific reserves set aside of $0.8 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly less for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.0 million in the third quarter of 2012, compared with $2.6 million in the third quarter of 2011 and $3.0 million in the second quarter of 2012. Compared with 2011’s third quarter, gains on sale of mortgages were $621,000 or 60% higher, primarily due to increased mortgage refinancing resulting from the current interest rate environment. Gain on sale of mortgage loans increased by $201,000, or 13.8% when the third quarter of 2012 is compared to the second quarter of the year. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market lead to increased activity from a year ago. Service charges on deposit accounts were $75,000 lower than the year ago third quarter, but were in line with the second quarter of this year. The lower income in this area this year compared with a year ago was mainly due to changes in our overdraft policies, and in our customers’ management of their accounts, resulting in reduced charges to customers that overdraw their accounts. Mortgage servicing income decreased $112,000 compare with last year’s third quarter and was $110,000 below this year’s second quarter. The lower income in this area was due to accelerated write off of mortgage servicing assets in the current period as  more customers re-finance their loans. Other income was little changed from either the last year’s third quarter or this year’s second quarter.

Total non-interest expense increased $684,000, or 6.4%, when comparing the three month periods ended September 30, 2012 and 2011 and was primarily due to higher salary and benefits costs and higher other expenses. Partially offsetting these increases were lower occupancy and equipment, amortization of intangibles, and other real estate costs.

Salary and benefits expense was $385,000 higher when compared with the third quarter of last year due primarily to higher variable compensation expense which increased by $271,000 as the company’s performance this year has been better than last year. FDIC insurance premiums were $103,000 higher than a year ago as an adjustment relating to the new assessment methodology was required in last year’s third quarter, and were $60,000 lower than this year’s second quarter. Other real estate costs comparing the third quarter of the year to last year’s third quarter decreased by $241,000 and were up $133,000 from the second quarter of 2012. The increase compared with the second quarter was primarily related to a new evaluation on a single OREO property which required a write down in the current quarter. Fewer properties held in other real estate owned compared with a year ago and stabilizing property prices have resulted in a reduction of $158,000 in write downs compared with last year’s third quarter. Other expenses increased $478,000 compared with last year but were $77,000 lower than the second quarter of the year. A $500,000 charge to establish reserves for possible sold mortgage loan repurchases was recorded in this year’s third quarter. We received new information relative to a pool of loans sold by an acquired institution that led us to conclude that the reserve established last quarter was likely inadequate to cover possible losses. Last quarter, onetime costs of $170,000 relating to the U.S. Treasury auction of our preferred securities, $95,000 to buyout the lease on the closing of a branch office and the establishment of a $250,000 reserve for losses resulting from the repurchase of mortgages sold in the secondary market were the primary causes of the increase. The reserve for secondary market mortgage repurchases was created due to an increased effort by government sponsored agencies and other purchasers of mortgages in the secondary market, to force back losses to banks that originated the loans in their portfolio.

Federal Income tax expense was $1.1 million in the third quarter of 2012, compared with $540,000 in the third quarter last year and $938,000 in the second quarter of 2012. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

Nine Months Ended September 30, 2012

For the first nine months of 2012, net income was $7,536,000,  basic and diluted earnings per share were $0.82, compared with net income of $3,473,000, and $0.28 basic and diluted per share for the first nine months of 2011. Net income available to common shareholders was $6,476,000 in the 2012’s first three quarters compared with $2,213,000 in the first three quarters of 2011. Favorably affecting this year were mortgage loan sale gains of $4.8 million, increasing $2.8 million from last year’s first nine months. This year was once again, heavily impacted by a $6.4 million charge to loan loss provision, as well as $1.3 million in expense relating to other real estate owned. The charge to loan loss provision was necessary as we continue to work though loans for which the borrowers have exhausted their sources of repayment, or the value of the supporting collateral declined. These loans were either transferred into nonaccrual status and specific reserves established, or charged down to the estimated value of the collateral that can be recovered on the loan. We had several onetime events in the second quarter that affected our year to date earnings. Positively affecting earnings for the year was the receipt of a non-taxable $178,000 life insurance proceeds from a policy covering a former director of the bank. Negatively affecting earnings in the year was $170,000 non-tax deductible charge for expenses associated with the U.S. Treasury’s auction of our preferred stock, $154,000 charge to earnings associated with the closing of one of our two branches in Belding, MI, and the establishment of a $750,000 reserve for possible mortgage loan put backs.

Average earning assets increased $21 million, when the first three quarters of 2012 are compared to the nine month period a year ago. While overall earning assets increased from a year ago, a decrease in average loan balances of $26 million was offset by a $41 million increase in available for sale securities. The yield on earning assets decreased 41 basis points, to 4.66%, for the period ended September 30, 2012, compared to 5.07% for the same period a year ago. The cost of funding related liabilities also decreased, falling 37 basis points when comparing this year’s first nine months to the same period a year ago, from 1.01% in 2011, to 0.64% in 2012. Since the decrease in the cost of funds relative to earning assets was less than the decrease in the yield on earning assets, the net interest margin declined four basis points from last year’s first three quarters to 4.02% in the current year. Net interest income increased $334,000 to $41.1 million in the first nine months of 2012 compared with the same period of 2011, as the increase in average earning assets more than offset the lower net interest margin. Unpaid interest on loans which are transferred to nonaccrual status is reversed against interest income in the period when the transfer occurs. During the first three quarters of 2012, interest reversals associated with loans moving to nonaccrual status were $183,000 compared with $409,000 in the same period a year ago. Interest expense associated with FHLB advances and subordinated debt decreased $255,000 when the first nine months of 2012 is compared with the same period of 2011, providing for lower cost of funding earning assets.

The provision for loan losses decreased $4.4 million when the first nine months of 2012 is compared to the same nine months of 2011. Provision for loan losses was $6.4 million in this year’s first three quarters compared with $10.7 million in the first three quarters of 2011. In the current year to date period we charged down $4.1 million of commercial loans, for which we had specific reserves set aside of $2.2 million at the end of the previous year. We also identified loans where the value of the underlying collateral of the loan continued to decline. After a detailed review of these loans, it was determined that some of these loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we needed to provide slightly more for loan losses than our charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $9.3 million in the current year, compared with $6.6 million in the prior year. Compared with 2011, gains on sale of mortgages were $2.8 million or 138% higher. Lower refinance rates and relaxed loan to value ratio criteria in the secondary market lead to increased activity. Also effecting non interest income was higher other income, which increased $305,000 compared with last year, primarily due to a favorable swing in the sale of other real estate owned from $78,000 in 2011 to $270,000 in 2012.  Negatively affecting the year to year comparison was a change in mortgage servicing income from $121,000 of income in 2011 to $174,000 in expense as increased re-finance activity has resulted in an acceleration of the write off of mortgage servicing assets in the current year.

Total non-interest expense increased $1.2 million, or 3.7%, when comparing the nine month periods ended September 30, 2012 and 2011 and was primarily due to higher salary and benefits costs and higher other expenses. Partially offsetting these increases were lower occupancy and equipment, amortization of intangibles, FDIC insurance costs, and other real estate costs.

Salary and benefits expense was $1.1 million higher when compared with the first nine months of last year due to higher variable compensation expense of $552,000, higher base wages of $410,000, and higher employee benefits cost of $120,000. Occupancy and equipment costs decreased $142,000 compared with a year ago. FDIC insurance premiums decreased $240,000 as the new method of calculating the premium by the FDIC benefited the company this year. Amortization of intangibles declined $158,000 from last year as certain intangible became fully amortized, or stepped down in the amortization rate. Advertising and marketing expenses were $159,000 higher in this year’s first nine months. Other real estate costs decreased from last year by $823,000 as write downs on properties decreased by $576,000 and expenses associated with maintaining those properties decreased $247,000. Other expenses increased $1.3 million compared with a year ago mainly due to onetime costs of $170,000 relating to the U.S. Treasury auction of our preferred securities, $95,000 to buyout the lease on the closing of a branch office and the establishment of a $750,000 reserve for losses resulting from the repurchase of mortgages sold in the secondary market. The reserve for repurchase of secondary market loans was created due to an increase effort by the government sponsored agencies to force back losses to banks that originated the loans in their portfolio.

Federal Income tax expense was $3.0 million in the first three quarters of 2012, compared with $947,000 in the same period a year ago. The increase in taxes compared with each of these periods was primarily driven by higher pre-tax earnings.

Liquidity

At September 30, 2012, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $72 million, a decrease of $4 million, or 5%, compared with year end 2011. This decrease was primarily the result of an increase in the investment portfolio of $8 million. Our securities available for sale portfolio now stands at $350 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $77 million, $90 million, and $84 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 7, 2012, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2012 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

b)	Changes in Internal Controls

During the period covered by this report, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2012, Firstbank Corporation repurchased the warrant to purchase 578,947 shares of Firstbank Corporation’s common stock that had been issued to the United States Department of Treasury on January 30, 2009, as part of the Troubled Asset Relief Program, Capital Purchase Program. We repurchased the warrant for a total price of $1,946,670.

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

FIRSTBANK CORPORATION (Registrant)

Date: November 7, 2012	/s/ Thomas R. Sullivan
Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	/s/ Samuel G. Stone
Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

SIGNATURES

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File