Form 10-K
period 2012-12-31
FIRSTBANK CORP
filed 2013-03-11
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .

Commission File Number: 000-14209

FIRSTBANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2633910
(State of Incorporation)	(I.R.S. Employer Identification No.)

311 Woodworth Avenue
Alma, Michigan	48801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (989) 463-3131

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes          No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  X               No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X  ]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller company filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ___Accelerated filer  Non-accelerated filer ___          Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X
Aggregate Market Value of common stock held by non-affiliates of the registrant as of June 30, 2012:  $73,507,207
Common stock outstanding at March 1, 2013:  8,022,952 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2012, are incorporated by reference in Part II.

Portions of the definitive proxy statement for the registrant’s annual shareholders meeting to be held April 22, 2013 are incorporated by reference in Part III.

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

PART 1

ITEM 1.               Business.

Firstbank Corporation (“We” or the “Corporation”) is a bank holding company. Prior to February 1, 2013, we owned all of the outstanding stock of Firstbank – Alma, Firstbank (Mt. Pleasant), Firstbank – West Branch, Keystone Community Bank, Firstbank – West Michigan, and FBMI Risk Management Services, Inc. (a captive insurance company). Effective February 1, 2013, we consolidated four bank charters into one charter. From February 1, 2013 going forward we have two subsidiary banks, Firstbank and Keystone Community Bank.

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

Our principal sources of revenues are interest and fees on loans and non-interest revenue resulting from banking and non-bank subsidiary activity. On a consolidated basis, interest and fees on loans accounted for approximately 75% of total revenue in 2012, 79% in 2011, and 80% in 2010. Non-interest revenue accounted for approximately 17% of total revenue in 2012, 13% in 2011, and 14% in 2010. Interest on securities accounted for approximately 8% of total revenue 2012 and 8% in 2011, and 6% in 2010. We have no foreign assets and no income from foreign sources. The business of our subsidiary banks is not seasonal to any material extent. Beginning in 2001, each of our subsidiary banks established mortgage company subsidiaries. Each of our subsidiary banks also offers securities brokerage services at their main offices through arrangements with third party brokerage firms.

Firstbank is a Michigan state chartered bank which was incorporated in 1894.  Its main office and one branch are located in Mount Pleasant, Michigan. As of December 31, 2012, prior to the merger, Firstbank also had two full service branches in each of Union Township, Lakeview and Cadillac, and one full service branch located in each of the following communities near Mount Pleasant:  Clare, Shepherd, Howard City, Morley, Remus, Canadian Lakes, and Winn.  Firstbank Mortgage Company, a subsidiary of the bank, was established in 2001. As a result of the bank charter consolidation effective February 1, 2013, all of our branches are branches of Firstbank (except for branches of Keystone Community Bank). Also on February 1, 2013 we closed five offices of the consolidated Firstbank, in Morley, Prescott, Sunfield, Winn and Woodland.

Prior to February 1, 2013, Firstbank – Alma was a Michigan state chartered bank.  It and its predecessors have operated continuously in Alma, Michigan since 1880.  Its main office and one branch are located in Alma.  Firstbank – Alma also had two full service branches located in St Johns, and one full service branch located in each of the following communities near Alma:  Ashley, Dewitt, Ithaca, Merrill, Pine River Township, St. Charles, St. Louis and Vestaburg. Firstbank – Alma Mortgage Company, a subsidiary of the bank, was established in 2001. Firstbank – Alma was consolidated into Firstbank on February 1, 2013.

Prior to February 1, 2013, Firstbank – West Branch was a Michigan state chartered bank which was incorporated in 1980. Its main office and two branches are located in West Branch, Michigan.  Firstbank – West Branch also has one full service branch located in each of the following communities near West Branch:  Fairview, Hale, Higgins Lake, Prescott, Rose City, St. Helen and West Branch Township.  Firstbank – West Branch owns Firstbank - West Branch Mortgage Company (a subsidiary of the bank, established in 2001). Firstbank - West Branch also owns 46% of First Investors Title, LLC which is a title insurance provider. Firstbank – West Branch was consolidated into Firstbank on February 1, 2013.

Prior to February 1, 2013, Firstbank – West Michigan (formerly Ionia County National Bank of Ionia) was a Michigan state chartered bank which was established in 1934 and acquired by us on July 1, 2007. Its main office and two branches are located in Ionia, with one branch each in Belding, Hastings, Lowell, Sunfield, and Woodland. Firstbank – West Michigan was consolidated into Firstbank on February 1, 2013.

Keystone Community Bank is a Michigan state chartered bank which was established in 1997 and acquired by us on October 1, 2005. Its main office and three branches are located in Kalamazoo with two additional branches in Portage and one branch in Paw Paw. Keystone Mortgage Services, LLC, is a 99% owned subsidiary of the bank.  Keystone Premium Finance, LLC, is a 90% owned subsidiary of the bank. Keystone T.I. Sub, LLC is wholly owned by the bank, and KCB Title Insurance Agency, LLC is a 50% owned subsidiary of Keystone T.I. Sub, LLC. Keystone Community Bank was not consolidated into Firstbank.

The following table shows comparative information concerning our subsidiary banks at December 31, 2012:

	Firstbank – Alma	Firstbank (Mt. Pleasant)	Firstbank – West Branch	Keystone	Firstbank - West Michigan	Total
		(In Thousands of Dollars)

Assets	$366,645	$421,250	$249,626	$250,648	$205,619	$1,493,788
Deposits	$309,613	$372,947	$199,409	$198,962	$169,174	$1,250,105
Loans	$197,315	$289,823	$184,550	$178,185	$116,537	$966,410

As of December 31, 2012 we employed 438 persons on a full-time equivalent basis.

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

Our subsidiary banks compete directly with other banks, thrift institutions, credit unions and other non-depository financial institutions in five geographic banking markets where their offices are located. Firstbank – Alma primarily competes in Gratiot, Clinton, Bay, Montcalm, and Saginaw counties; Firstbank (Mount Pleasant) primarily in Isabella, Clare, Mecosta, Montcalm, and Wexford counties; Firstbank – West Branch primarily in Iosco, Oscoda, Ogemaw, and Roscommon counties; Keystone Community Bank primarily in Kalamazoo and Van Buren counties, and Firstbank – West Michigan primarily competes in Ionia, Kent, Montcalm, Barry, and Eaton counties.

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

Regulatory Developments

Dodd-Frank Act: The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau ("CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB may result in additional costs to us.

Deposit Insurance: The FDIC finalized changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Additional information about these changes may be found in this Item 1 below under the heading "Our Banks – Deposit Insurance."

As a result of provisions of the Dodd-Frank Act, all funds in a "noninterest-bearing transaction account" were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. The temporary coverage for noninterest-bearing transaction accounts expired as scheduled on December 31, 2012. Large depositors may look to reduce their exposure to individual institutions and spread their deposits among various institutions. While we don’t believe the impact of the expiring deposit insurance will have a significant impact on our banks or our customers, it is possible that large depositors could remove their uninsured balances from our banks. However, our banks could also benefit from movement of large uninsured balances from other financial institutions to our banks. The increase in maximum deposit insurance coverage to $250,000 was made permanent under the Dodd-Frank Act.

Debit Card Interchange Fees and Routing: The Federal Reserve Board in June 2011 issued a rule to implement a provision in the Dodd-Frank Act that requires it to set debit-card interchange fees so they are "reasonable and proportional" in relation to the cost of the transaction incurred by the card issuer. The rule could result in a significant reduction in banks' debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks, such as our banks, which will be pressured by the marketplace to lower their own interchange rates.

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

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (a) a leverage capital requirement expressed as a percentage of total average assets, and (b) a risk-based requirement expressed as a percentage of total risk-weighted assets.  The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

Included in our Tier 1 capital as of December 31, 2012, is $36.1 million of trust preferred securities (classified on our balance sheet as "Subordinated Debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

Prior to January 30, 2012, under the rules of the Troubled Asset Relief Program ("TARP") the consent of the United States Treasury was required for us to declare or pay any dividend or make any distribution on or repurchase of common stock other than (a) regular quarterly cash dividends of not more than $0.225 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, or (b) dividends payable solely in shares of our common stock. Since our exit from the TARP program, those restrictions no longer apply.

Federal Securities Regulation.  Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under those statutes and related regulations.

Our Subsidiary Banks

General.  Each of our banks is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC. As DIF insured Michigan chartered banks, our banks are subject to the examination, supervision, reporting and enforcement requirements of various agencies. These agencies and the federal and state laws applicable to our banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

Deposit Insurance.  As an FDIC-insured institution, our banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation.

The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50% of estimated insured deposits. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. Due to recent disruptions in the financial markets and large numbers of bank failures in recent years, the DRR fell below 1.15%. The FDIC has adopted an Amended Restoration Plan which established the time within which the reserve ratio must be returned to 1.15% at seven years. The FDIC imposed a special assessment on all insured depository institutions that was collected on September 30, 2009. The FDIC may impose additional special assessments under certain circumstances. Additionally, in the fourth quarter of 2009, insured institutions were required to prepay their estimated risk-based assessments for all of 2010, 2011 and 2012 based on a 5% annual growth rate.

The FDIC implemented changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Under this new calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that post significant supervisory concerns. This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns. We estimate our annual assessment rate under these new guidelines to be 14 basis points in 2013.

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. Due to changes in how FDIC premiums are assessed, the unused prepaid deposit insurance premium assessments totaled $2.0 million at December 31, 2012 and will be expensed over future assessment periods. The actual expense over the assessment periods will be different from this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.

In addition, our banks elected to participate in the FDIC's Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC. Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.25% or less (after June 30, 2010), and in Interest on Lawyers Trust Accounts (IOLTA) had a temporary unlimited guarantee from the FDIC.  This temporary coverage expired on December 31, 2010. The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts. This coverage applied to all insured depository institutions, and there was no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage was separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

FICO Assessments.  Our subsidiary banks, as members of the DIF, are subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").    From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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

As of December 31, 2012, each of our subsidiary banks' ratios exceeded minimum requirements for the well capitalized category.

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

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Minimum regulatory requirement	4%	4%	8%
Well capitalized regulatory level	5%	6%	10%

Firstbank Corporation – Consolidated	9.71%	14.73%	15.99%
Firstbank – Alma	8.15%	14.55%	15.81%
Firstbank (Mount Pleasant)	8.12%	11.49%	12.74%
Firstbank – West Branch	8.55%	12.75%	14.01%
Keystone Community Bank	11.61%	14.51%	15.78%
Firstbank – West Michigan	7.29%	11.57%	12.83%

The following table shows the amounts by which our capital (on a consolidated basis) exceeds current regulatory requirements for a well capitalized bank on a dollar amount basis:

	Tier 1 Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
	(In Thousands of Dollars)

Capital Balances at December 31, 2012	$142,884	$142,884	$155,135
Well Capitalized Regulatory Capital Required	58,854	38,809	77,618
Capital in Excess of Regulatory Well Capitalized	$84,030	$104,075	$77,517

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

Insider Transactions.  Our banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in the stock or other securities of our subsidiaries and the acceptance of the stock or other securities of us or our subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by our banks to their respective directors and officers, to our directors and officers, to the directors and officers of our bank, to our principal shareholders and to "related interests" of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of its subsidiaries or a principal shareholder in our company may obtain credit from banks with which our banks maintain a correspondent relationship.

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

Consumer Protection Laws.  Our banks' business includes making a variety of types of loans to individuals. In making these loans, we are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated there under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, our banks are subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon our banks and their respective directors and officers.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Regulation, Division of Financial Institutions, (a) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (b) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (c) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (d) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (e) establishment by foreign banks of branches located in Michigan.

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

Investment Securities Portfolio

The carrying values of investment securities as of the date indicated are summarized as follows:

(In Thousands of Dollars)	December 31
	2012	2011	2010
Taxable
Treasury Note	$0	$0	$12,530
US Government Agencies	106,885	133,834	82,897
States and Political Subdivisions	38,015	31,162	15,510
Mortgage Backed Securities	66,277	71,052	55,899
Collateralized Mortgage Obligations	61,030	57,845	54,643
Corporate and Other	1,672	1,664	1,647
Total Taxable	$273,879	$295,557	$223,126

Tax-Exempt
States and Political Subdivisions	$79,799	$46,627	$32,577

Analysis of Investment Securities Portfolio

The following table shows, by class of maturities at December 31, 2012, the amounts and weighted average yields of such investment securities (1):

	Carrying Value	Average Yield(2)
	(In Thousands of Dollars)
U.S. Government Agencies:
One Year or Less	$50,025	3.16
Over One Through Five Years	55,222	2.71
Over Five Years Through Ten Years	1,638	2.06
Total	$106,885

States and Political Subdivisions:
One Year or Less	$42,887	2.05
Over One Through Five Years	49,492	2.66
Over Five Through Ten Years	22,022	3.28
Over Ten Years	3,413	4.86
Total	$117,814

Mortgage Backed Securities:
One Year or Less	$270	4.12
Over One Through Five Years	1,756	4.90
Over Five Through Ten Years	47,573	3.19
Over Ten Years	16,678	3.42
Total	$66,277

Collateralized Mortgage Obligations:
One Year or Less	$0	-
Over One Through Five Years	2,928	2.76
Over Five Through Ten Years	3,789	4.52
Over Ten Years	54,313	3.44
Total	$61,030

Corporate and Other:
One Year or Less	$1,672	-
Total	$1,672

TOTAL	$353,678

(1)	Calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security.
(2)	Weighted average yield has been computed on a fully taxable equivalent basis. The rates shown on securities issued by states and political subdivisions have been presented assuming a 35% tax rate.

Loan Portfolio

The following table presents the loans outstanding at December 31st for the years ended:

	2012	2011	2010	2009	2008
	(In Thousands of Dollars)
Loan Categories:
Commercial and Industrial	$149,265	$156,551	$164,413	$192,096	$184,455
Commercial Real Estate	357,831	365,029	373,996	398,416	391,572
Real Estate Mortgages	331,896	340,060	354,007	377,261	403,695
Real Estate Construction	58,530	60,280	81,016	85,229	103,206
Consumer	66,240	61,989	59,543	69,735	75,296

Total	$963,762	$983,909	$1,032,975	$1,122,737	$1,158,224

The following table shows the maturity of commercial and agricultural and real estate construction loans outstanding at December 31, 2012.  Also provided are the amounts due after one year, classified according to their sensitivity to changes in interest rates.

	One Year or Less	One Year to Five Years	After Five Years	Total
	(In Thousands of Dollars)

Commercial and Agricultural	$82,315	$56,070	$10,880	$149,265
Real Estate Construction	26,258	23,730	8,542	58,530
Total	$108,573	$79,800	$19,422	$207,795

Loans Due after One Year:
With Pre-determined Rate		$67,248	$9,204	$76,452
With Adjustable Rates		12,552	10,218	22,770
Total		$79,800	$19,422	$99,222

Nonperforming Loans and Assets

The following table summarizes nonaccrual, troubled debt restructurings and past-due loans at December 31st for the years ended:

	2012	2011	2010	2009	2008
	(In Thousands of Dollars)
Nonperforming Loans:
Nonaccrual Loans:
Commercial and Agricultural	$447	$1,771	$3,565	$3,576	$6,511
Commercial Real Estate	8,454	15,336	16,868	22,945	9,817
Real Estate Mortgages	6,366	5,652	5,745	3,821	2,986
Consumer	401	210	184	335	268
Total	15,668	22,969	26,362	30,677	19,582

Accruing Loans 90 Days or More Past Due:
Commercial and Agricultural	0	0	0	183	1,447
Commercial Real Estate	0	0	18	408	663
Real Estate Mortgages	37	401	573	2,504	2,790
Consumer	0	18	15	126	82
Total	37	419	606	3,221	4,982

Renegotiated Loans:
Commercial and Agricultural	3,230	3,562	36	3,566	110
Commercial Real Estate	12,113	10,652	5,768	1,980	0
Real Estate Mortgages	5,188	4,703	4,252	1,560	165
Consumer	191	0	0	0	0
Total	20,722	18,917	10,056	7,106	275

Total Nonperforming Loans	36,427	42,305	37,024	41,004	24,839

Property from Defaulted Loans	2,925	5,251	8,316	7,425	5,382

Total Nonperforming Assets	$39,352	$47,556	$45,340	$48,429	$30,221

Nonperforming assets are defined as nonaccrual loans, accruing loans 90 days or more past due, property from defaulted loans and renegotiated loans.

The amount of interest income on the above loans that was included in net income for the period ended December 31, 2012, was $1,822,000. If the nonaccrual and renegotiated loans had performed in accordance with their original terms and had been outstanding throughout the period, or since origination if held for part of the period, an additional $1,007,000 in gross interest income would have been recorded.

Loan performance is reviewed regularly by external loan review specialists, loan officers and senior management. When reasonable doubt exists concerning collectability of interest or principal, the loan is placed in nonaccrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings.

At December 31, 2012 we had $102,686,000 in commercial and mortgage loans for which payments are presently current although the borrowers are experiencing financial difficulties. Those loans are subject to special attention and their status is reviewed on a monthly basis.

At December 31, 2012, there were no concentrations of loans exceeding 10 percent of total loans, which are not otherwise disclosed as a category of loans, in our consolidated balance sheets contained in our Annual Report to shareholders for the year ended December 31, 2012.

Analysis of the Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance which were charged to expense at December 31st for the years ended:

	(In Thousands of Dollars)
	2012	2011	2010	2009	2008

Balance at Beginning of Period	$21,019	$21,431	$19,114	$14,594	$11,477
Charge-Offs:
Commercial and Agricultural	5,000	10,519	8,073	7,422	3,451
Residential Real Estate Mortgages	2,705	3,490	2,788	2,231	1,350
Consumer	727	913	1,102	1,532	1,014
Total Charge-Offs	8,432	14,922	11,963	11,185	5,815
Recoveries:
Commercial and Agricultural	513	692	325	557	252
Residential Real Estate Mortgages	258	180	216	128	93
Consumer	292	301	395	349	331
Total Recoveries	1,063	1,173	936	1,034	676
Net Charge-Offs	7,369	13,749	11,027	10,151	5,139
Provision for Loan Losses	7,690	13,337	13,344	14,671	8,256
Balance at End of Period	$21,340	$21,019	$21,431	$19,114	$14,594

Net Charge-Offs as a Percent of Average Loans	0.75%	1.37%	1.05%	.90%	.45%

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

Allocation of the Allowance for Loan Losses

The allowance for loan losses was allocated to provide for inherent losses within the following loan categories as of December 31st for the years ended:

	2012		2011		2010		2009		2008
(In Thousands of Dollars)
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Commercial and Agricultural	$1,896	16%	$2,485	16%	$3,024	16%	$3,640	17%	$10,621	16%
Secured by Real Estate	17,776	77%	17,432	77%	17,109	78%	13,942	77%	2,644	77%
Consumer	805	7%	931	7%	1,162	6%	1,525	6%	1,169	7%
Unallocated	863	0%	171	0%	136	0%	7	0%	160	0%

Total	$21,340	100%	$21,019	100%	$21,431	100%	$19,114	100%	$14,594	100%

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

Average Deposits

The daily average deposits and rates paid on such deposits for the years ending December 31st are as follows:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Average Balance:	(In Thousands of Dollars)
Non-interest-bearing demand deposits	$226,061		$199,849		$170,823
Interest-bearing demand deposits	344,363	0.23%	319,053	0.41%	274,570	0.64%
Other savings deposits	259,330	0.22%	235,422	0.44%	194,855	0.58%
Other time deposits	400,397	1.31%	470,314	1.82%	529,947	2.43%
Total average deposits	$1,230,151	0.54%	$1,224,638	0.89%	$1,170,195	1.58%

The time remaining until maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2012, was as follows (In Thousands of Dollars):

Three Months or Less	$43,518
Over Three Through Six Months	26,198
Over Six Through Twelve Months	39,442
Over Twelve Months	58,186
Total	$167,344

Return on Equity and Assets

The following table sets forth certain financial ratios for the years ended:

	2012	2011	2010
Financial Ratios:
Return on Average Total Assets	0.70%	0.38%	0.25%
Return on Average Equity	7.00%	3.75%	2.56%
Average Equity to Average Total Assets	10.04%	10.07%	9.87%
Dividend Payout Ratio	21.97%	5.58%	16.47%

Short Term Borrowed Funds

Included in short term borrowed funds are repurchase agreements as described in Note 11 to the consolidated financial statements in our Annual Report to Shareholders for the year ended December 31, 2012, which consist of the following:

(In Thousands of Dollars)	2012	2011	2010
Amounts Outstanding at the End of the Year	$42,785	$46,784	$41,328

Weighted Average Interest Rate at the End of the Year	0.19%	0.19%	0.19%

Longest Maturity	1/1/13	1/1/12	1/1/11

Maximum Amount Outstanding at any Month End During Year	$55,047	$47,603	$46,477

Approximate Average Amounts Outstanding During the Year	$47,605	$43,847	$40,338

Approximate Weighted Average Interest Rate for the Year	0.18%	0.19%	0.24%

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

There can be no assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act will stabilize the U.S. economy and financial system.

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

ITEM 2.                Properties

Our headquarters is located in the main branch office in Alma, Michigan. Our subsidiary banks operate 46 banking offices throughout central and southwestern Michigan, most of which are full service facilities. Firstbank operates larger facilities in Alma, Mt. Pleasant, West Branch and Ionia. Keystone Community Bank’s main office is in Kalamazoo. The remaining branch facilities range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but nine of the branch locations are owned by the company, with the remaining facilities rented under various operating lease agreements which have a range of remaining terms and renewal arrangements. In several instances, branch facilities contain more space than is required for current banking operations. This excess space, totaling approximately 17,000 square feet, is leased to unrelated businesses. We also maintain a separate facility for our central operations unit near our headquarters office in Alma, Michigan.

We consider our properties and equipment to be well maintained, in good operating condition and capable of accommodating current growth forecasts for their operations. However, we may choose to add additional branch locations to expand our presence in current or contiguous markets in the future to improve our opportunities for growth. We may also enter into sale/leaseback agreements in the future.

ITEM 3.               Legal Proceedings.

We are parties, as plaintiff or as defendant, to routine litigation arising in the normal course of their business. In the opinion of management, the liabilities arising from these proceedings, if any, will not be material to our consolidated financial condition.

ITEM 4.                Mine Safety Disclosures.

Not applicable.

Supplemental Item.  Executive Officers of the Registrant.

The following information concerning executive officers of the Corporation has been omitted from the registrant’s proxy statement pursuant to Instruction 3 to Regulation S-K, Item 401(b).

Officers of the Corporation are appointed annually by the Board of Directors of the Corporation and serve at the pleasure of the Board of Directors. Information concerning the executive officers of the Corporation is given below. Thomas R. Sullivan and Samuel G. Stone are executive officers of the corporation. None of the other listed officers are executive officers. Except as otherwise indicated, all existing officers have had the same principal employment for over 5 years.

William L. Benear (age 66) became President & CEO of Firstbank – West Michigan in August 2008. Mr. Benear became executive vice president of Firstbank – West Michigan in February of 2008. Mr. Benear has been a Vice President of the Corporation since 2000. Prior to joining the West Michigan staff, Mr. Benear was President & CEO of Firstbank – Lakeview since January of 2000.

David L. Miller (age 47) was named a Vice President of the Corporation in December 2000. Prior to this appointment Mr. Miller served as Senior Vice President of Firstbank - Lakeview, having been employed there since 1992. Mr. Miller serves in the Human Resources Department for the Corporation and its subsidiaries.

Douglas J. Ouellette (age 46) became President & CEO of Firstbank (Mt. Pleasant) and Vice President of the Corporation in February 2007.  Mr. Ouellette joined Firstbank (Mt. Pleasant) in 2000 and has served as Executive Vice President for Firstbank (Mt. Pleasant) since 2005. Subsequent to year end 2012, Mr. Ouellette was named President and Chief Operating Officer of Firstbank following the merger of the bank charters.

Daniel H. Grenier (age 59) became President & CEO of Firstbank – West Branch and Vice President of the Corporation in January 2010. Mr. Grenier joined Firstbank – West Branch in 1987. Prior to his appointment as President & CEO, Mr. Grenier served as Executive Vice President for Firstbank – West Branch.

Richard D. Rice (age 53) was named a Vice President of the Corporation in April 2004.  Mr. Rice joined the Corporation in July 2003 and has served as the Corporation’s Controller since December 2003.  From 1998 until his appointment to Firstbank Corporation, Mr. Rice served as Vice President – Accounting of National City Corporation (successor to First of America).  Previous positions Mr. Rice held during his 13-year tenure with First of America include Vice President – Accounting and several staff accounting positions.

Thomas O. Schlueter (age 55) became President & CEO of Keystone Community Bank and Vice President of the Corporation in October 2005.  From November 1998 until his appointment to President of Keystone Community Bank, Mr. Schlueter served as Executive Vice President, in addition to being named Chief Operating Officer and a Director of Keystone Community Bank in December 1999.  Prior to joining Keystone Community Bank, Mr. Schlueter was employed by First of America Bank/National City Bank for approximately 23 years, with his last position being that of Senior Vice President/Middle Market Lending Group Manager for Southwest Michigan.

Samuel G. Stone (age 67) was appointed Executive Vice President, CFO, Secretary and Treasurer of the Corporation in December 2001. From November 2000 to the December 2001 appointment, Mr. Stone was Vice President, CFO, Secretary and Treasurer of the Corporation. From 1998 until his appointment to Firstbank Corporation, Mr. Stone served as Senior Vice President – Corporate Planning of National City Corporation (successor to First of America). Previous positions Mr. Stone held during his 28-year tenure with First of America included Senior Vice President and Treasurer, Vice President – Director of Corporate Planning and Vice President – Trust Investments. Subsequent to year end 2012, Mr. Stone was named Chief Financial Officer of Firstbank following the consolidation of the bank charters.

Thomas R. Sullivan (age 62) was appointed President & CEO of the Corporation in January 2000 and also served as President, CEO, and Director of Firstbank (Mt. Pleasant) from 1991 through 2007. Mr. Sullivan was Executive Vice President of the Corporation from 1996 to 2000 and served as Vice President of the Corporation from 1991 to 1996. Subsequent to year end 2012, Mr. Sullivan was named Chief Executive Officer of Firstbank, following the consolidation of the bank charters.

James E. Wheeler, II (age 53) was appointed President & CEO of Firstbank – Alma in January 2000.  Mr. Wheeler has served as Vice President of the Corporation since March 1989. Mr. Wheeler served as Executive Vice President of Firstbank – Alma from 1999 to 2000 and from 1989 to 1999 as Senior Vice President and Chief Loan Officer of Firstbank – Alma. Subsequent to year end 2012, Mr. Wheeler was named Chief Lending Officer of Firstbank following the consolidation of bank charters.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The information under the caption “Common Stock Data” on page 20 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference.

ITEM 6.                Selected Financial Data.

The information under the heading “Financial Highlights” on page 4 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 21 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference.

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk.

Information under the headings “Liquidity and Interest Rate Sensitivity” on pages 12 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference.

ITEM 8.                Financial Statements and Supplementary Data.

The following consolidated financial statements, management's report on internal controls, and the Report of Independent Registered Public Accounting Firm are set forth in our annual report, to be delivered to shareholders in connection with the April 22, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm

Consolidated Balances Sheets at December 31, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes In Shareholders' Equity
for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended
December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Note 27 - Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 22, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 22, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.            Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The Corporation’s management is responsible for the establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-K Annual Report. The Corporation’s Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures, have concluded that the Corporation’s disclosure controls and procedures as of December 31, 2012 were adequate and effective to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Management’s responsibility relating to establishing and maintaining effective disclosure controls over financial reporting are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.

(b)          Management’s Report on Internal Controls over Financial Reporting.

As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 22 of the registrant’s annual report to shareholders for the year ended December 31, 2012, (incorporated herein by reference to Exhibit 13 to this Form 10 K), management assessed the Corporation’s system of internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2012, its system of internal control over financial reporting was effective.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)          Changes in Internal Controls.

During the year ended December 31, 2012, there were no significant changes in the Corporation's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. There were no significant changes in the Corporation’s system of internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2012.

ITEM 9B.             Other Information.

None.

PART III

ITEM 10.              Directors, Executive Officers and Corporate Governance.

The information under the captions “Board of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 22, 2013, is here incorporated by reference.

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

We provide stock options and restricted stock to our employees that qualify for those benefits under the Firstbank Corporation Stock Option Plans of 1997 and 2006, as amended. These plans provide for shares of stock, in either restricted form or under option. Grant of options may be either incentive stock options or nonqualified stock options.

We provide an incentive based bonus program as a part of our overall compensation plan.  All full time employees are eligible to receive payment under the plan, provided that our net income for the year is satisfactory. Annual bonuses are paid based on a discretionary evaluation of the performance of the employee and the employee’s individual achievements.

ITEM 11.              Executive Compensation.

Information contained under the captions “Director Compensation”, “Compensation Discussion and Analysis”, Executive Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 22, 2013, is here incorporated by reference.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Voting Securities” in the registrant’s definitive proxy statement for our annual meeting of shareholders to be held April 22, 2013, is here incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.  We had the following equity compensation plans at December 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	356,030	$16.29	61,642

Equity compensation plans not approved by security holders	0	-	0

Total	356,030	$16.29	61,642

These equity compensation plans are more fully described in Note 16 to the Consolidated Financial Statements.

ITEM 13.              Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors and Attendance at Meetings” in the registrant’s definitive proxy statement for its annual meeting of shareholders to be held April 22, 2013, is hereby incorporated by reference.

ITEM 14.              Principal Accountant Fees and Services.

The information set forth under the heading “Relationship with Independent Certified Public Accountants” on page 30 of the Corporation’s definitive proxy statement for its annual meeting of shareholders to be held April 22, 2013, is hereby incorporated by reference.

ITEM 15.              Exhibits and Financial Statement Schedules.

(a) (1)       Financial Statements.

The following consolidated financial statements of the Corporation and its subsidiaries and report of independent auditors are incorporated by reference from the registrant’s annual report to shareholders for the year ended December 31, 2012, in Item 8:

Statement or Report	Page Number in Annual Report
Report of Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets as of December 31, 2012 and 2011	22
Consolidated Statements of Income and Comprehensive
Income for the years ended December 31, 2012, 2011, and 2010	23
Consolidated Statements of Changes in Shareholders’ Equity for
the years ended December 31, 2012, 2011, and 2010	24
Consolidated Statements of Cash Flows for the years ended
December 31, 2012, 2011, and 2010	25
Notes to Consolidated Financial Statements	28-55

The consolidated financial statements, notes to consolidated financial statements and report of independent auditors listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant’s annual report to shareholders for the year ended December 31, 2012.

(2)	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final two pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2013.

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

Signature	Date

/s/ Thomas R. Sullivan	March 7, 2013
Thomas R. Sullivan, Principal Executive Officer and a Director

/s/ Samuel G. Stone	March 7, 2013
Samuel G. Stone, Principal Financial and Accounting Officer

/s/ Thomas D. Dickinson	March 7, 2013
Thomas D. Dickinson, Director

/s/ David W. Fultz	March 7, 2013
David W. Fultz, Director

/s/ Jeff A. Gardner	March 7, 2013
Jeff A. Gardner, Director

/s/ William E. Goggin	March 7, 2013
William E. Goggin, Director

/s/ Edward B. Grant	March 7, 2013
Edward B. Grant, Director

/s/ Samuel A. Smith	March 7, 2013
Samuel A. Smith, Director

Number	Exhibit

3(a)	Restated Articles of Incorporation of Firstbank Corporation, incorporated by reference to the Exhibit 3(a) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

3(b)	Bylaws. Previously filed as exhibit 3.2 to the Form 8K dated January 30, 2009. Here incorporated by reference.

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

10(c)*	2006 Stock Compensation Plan. Previously filed as Appendix A to registrant’s proxy statement dated March 13, 2006. Here incorporated by reference.

10(d)*
Employee Stock Purchase Plan of 1999.  Previously filed as an exhibit to the registrant’s Registration Statement on Form S-8 (Registration No. 333-89771) filed on October 27, 1999.  Here incorporated by reference.

10(e)*
Form of Agreement between Firstbank Corporation and each of Thomas R. Sullivan, Samuel G. Stone, William L. Benear, Douglas J. Ouellette and James E. Wheeler, II providing for certain severance benefits in connection with a change of control of Firstbank Corporation.  Filed as exhibit 10 to registrant’s report on Form 10-Q for the quarter ended September 30, 2000.  Here incorporated by reference.

10(f)*	Form of Stock Option Agreement. Previously filed as Exhibit 10(h) to the registrant’s annual report on Form 10-K for the year ended December 31, 2004. Here incorporated by reference.

10(g)*	Form of Stock Option Agreement for 2006 Stock Compensation Plan. Filed as exhibit 10.1 to registrant’s report on Form 10-Q for the quarter ended June 30, 2006. Here incorporated by reference.

10(h)*
Form of Restricted Stock Agreement for 2006 Stock Compensation Plan, filed as exhibit 10(k) to registrant’s Annual Report on form 10-K for the year ended December 31, 2009. Here incorporated by reference.

10(i)*	Firstbank Corporation Management Incentive Plan.

12	Ratio of Earning to Fixed Charges

13
2012 Annual Report to Shareholders.  (This report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing).  This report was delivered to the registrant’s shareholders along with the registrant’s proxy statement dated March 22, 2013, relating to the April 22, 2013 Annual Meeting of Shareholders which was delivered to the registrant’s shareholders in compliance with Rule 14(a)-3 under the Securities Exchange Act of 1934.

14.	Code of Ethics.

21	Subsidiaries of Registrant.

23.1	Consent of Plante & Moran PLLC - Independent Registered Public Accounting Firm.

24	Powers of Attorney. Contained on the signature page of this report.

31.1	Certificate of Chief Executive Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Firstbank Corporation pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR subsection 30.15.

99.2	Firstbank Corporation 401(k) Plan Performance Table.

101.	Interactive Data File

*Management contract or compensatory plan.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Samuel G. Stone, Secretary, Firstbank Corporation, 311 Woodworth Avenue, P.O. Box 1029, Alma, Michigan 48801.