Form 10-Q
period 2013-03-31
FIRSTBANK CORP
filed 2013-05-09
CIK 778972

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes           No X

Common stock outstanding at April 30, 2013: 8,046,262 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 25

Item 4.	Controls and Procedures	Page 26

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 26

Item 5.	Other Information	Page 26

Item 6.	Exhibits	Page 26

SIGNATURES		Page 27

FIRSTBANK CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Dollars in thousands except share data)
UNAUDITED

	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$23,275	$38,544
Short term investments	87,492	61,057
Total cash and cash equivalents	110,767	99,601

FDIC insured bank time certificates of deposit	2,927	2,927
Trading account securities	6	6
Securities available for sale	360,936	353,678
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	3,022	2,921
Loans	961,318	963,762
Allowance for loan losses	(20,848)	(21,340)
Premises and equipment, net	24,499	24,356
Goodwill	35,513	35,513
Core deposit and other intangibles	863	965
Other real estate owned	3,541	2,925
Accrued interest receivable and other assets	25,693	26,182

Total Assets	$1,515,503	$1,498,762

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing accounts	$243,126	$251,109
Interest bearing accounts:
Demand	371,929	348,598
Savings	281,043	265,323
Time	360,780	376,371
Total Deposits	1,256,878	1,241,401

Securities sold under agreements to repurchase and overnight borrowings	43,065	42,785
Federal Home Loan Bank advances	19,959	22,493
Subordinated debentures	36,084	36,084
Accrued interest and other liabilities	10,150	8,941
Total Liabilities	1,366,136	1,351,704

Shareholders’ Equity:
Preferred stock; no par value, 300,000 shares authorized, 17,000 issued and outstanding (17,000 at December 31, 2012)	16,912	16,908
Common stock; 20,000,000 shares authorized, 8,032,660 shares issued and outstanding (8,001,903 at December 31, 2012)	115,861	115,621
Retained earnings	13,085	10,921
Accumulated other comprehensive income	3,509	3,608
Total Shareholders’ Equity	149,367	147,058

Total Liabilities and Shareholders’ Equity	$1,515,503	$1,498,762

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
MARCH 31, 2013 AND 2012
(Dollars in thousands except per share data)
UNAUDITED

	Three Months Ended March 31,
	2013	2012

Interest income:
Interest and fees on loans	$13,284	$14,568
Securities:
Taxable	962	1,221
Exempt from federal income tax	371	283
Short term investments	55	54
Total interest income	14,672	16,126
Interest expense:
Deposits	1,350	1,892
FHLB advances and other borrowing	145	191
Subordinated Debt	165	276
Total Interest Expense	1,660	2,359
Net Interest Income	13,012	13,767
Provision for loan losses	1,278	2,494
Net interest income after provision for loan losses	11,734	11,273
Non-interest income:
Service charges on deposit accounts	1,020	1,058
Gain on sale of mortgage loans	1,561	1,695
Mortgage servicing, net of amortization	(136)	(94)
Gain on trading account securities	0	1
Gain on available for sale securities	50	13
Other	400	541
Total non-interest income	2,895	3,214
Non-interest expense:
Salaries and employee benefits	5,918	5,670
Occupancy and equipment	1,359	1,361
FDIC insurance premium	259	374
Amortization of intangibles	102	145
Outside professional services	293	303
Advertising and promotions	311	364
Other real estate owned costs	163	417
Other	2,196	2,413
Total non-interest expense	10,601	11,047

Income before federal income taxes	4,028	3,440
Federal income taxes	1,165	1,023
Net Income	$2,863	$2,417

Preferred stock dividends and accretion of discount on preferred stock	209	420
Net income available to common shareholders	$2,654	$1,997

Basic earnings per share	$0.33	$0.25
Diluted earnings per share	$0.33	$0.25
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
MARCH 31, 2013 AND 2012
(Dollars in thousands)
UNAUDITED

	Three Months Ended March 31,
	2013	2012

Net income	$2,863	$2,417
Other comprehensive income:
Unrealized holding gains/(losses) arising during the period	(105)	608
Less: reclassification adjustment for gains included in net income	(50)	(13)
Other comprehensive income/(loss) before taxes	(155)	595
Income tax benefit/(expense) related to items in other comprehensive income	56	(208)
Other comprehensive income/(loss) net of income tax effect from reclassification of $17 and $4 in 2013 and 2012, respectively	(99)	387
Comprehensive income	$2,764	$2,804

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR PERIODS ENDED DECEMBER 31, 2012 AND MARCH 31, 2013
(Dollars in thousands except share data)

	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2011	$115,734	$32,792	$3,955	$2,896	$155,377
Net income for 2012			10,534		10,534
Cash dividends on common stock - $0.29 per share			(2,314)		(2,314)
Accrued dividends on preferred stock and accretion of discount on preferred stock		22	(1,269)		(1,247)
Redemption of 16,000 shares of preferred stock	850	(15,906)			(15,056)
Amortization of stock warrants	(15)		15		0
Repurchase of stock warrants	(1,947)				(1,947)
Issuance of 46,512 shares of common stock through the dividend reinvestment plan	440				440
Issuance of 21,925 shares of common stock from supplemental shareholder investments	201				201
Issuance of 40,980 shares of common stock	262				262
Stock option and restricted stock expense	96				96
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $366				712	712
Balances at December 31, 2012	$115,621	$16,908	$10,921	$3,608	$147,058

Year to date net income March 31, 2013			2,863		2,863
Cash dividends on common stock - $0.06 per share			(486)		(486)
Accrued dividends on preferred stock and accretion of discount on preferred stock		4	(213)		(209)
Issuance of 6,699 shares of common stock through the dividend reinvestment plan	88				88
Issuance of 4,098 shares of common stock from supplemental shareholder investments	53				53
Issuance of 19,960 shares of common stock	75				75
Stock option and restricted stock expense	24				24
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $(56)				(99)	(99)
Balances at March 31, 2013	$115,861	$16,912	$13,085	$3,509	$149,367

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In thousands of dollars)
UNAUDITED

	Three months ended March 31,
Operating Activities:	2013	2012
Net income	$2,863	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,278	2,494
Depreciation of premises and equipment	451	486
Net amortization of security premiums/discounts	1,171	940
Gain on trading account securities	0	(1)
Gain on available for sale securities transactions	(50)	(13)
Amortization of intangibles	102	145
Stock option and restricted stock expense	24	21
Gain on sale of mortgage loans	(1,561)	(1,695)
Proceeds from sales of mortgage loans	50,128	50,560
Loans originated for sale	(48,668)	(53,933)
Deferred federal income tax expense/(benefit)	(227)	199
Decrease in accrued interest receivable and other assets	809	901
Increase in accrued interest payable and other liabilities	1,209	180
Net cash provided from operating activities	7,529	2,701

Investing Activities:
Proceeds from sale of securities available for sale	6,330	1,765
Proceeds from maturities of CD’s	0	248
Proceeds from maturities and calls of securities available for sale	17,723	31,521
Purchases of securities available for sale	(32,581)	(45,227)
Proceeds from sale of premises and equipment	23	1
Net increase in portfolio loans	(1,220)	(869)
Proceeds from sale of other real estate owned	1,235	1,357
Net purchases of premises and equipment	(617)	(245)
Net cash used in investing activities	(9,107)	(11,449)

Financing Activities:
Net increase in deposits	15,477	32,760
Increase in securities sold under agreements to repurchase and overnight borrowings	280	8,263
Repayment of Federal Home Loan Bank advances	(2,534)	(3,031)
Proceeds from Federal Home Loan Bank advances	0	8,000
Cash proceeds from issuance of common stock, net	216	142
Cash dividends on preferred stock	(209)	(413)
Cash dividends on common stock	(486)	(474)
Net cash provided by financing activities	12,744	45,247

Increase in cash and cash equivalents	11,166	36,499
Cash and cash equivalents at beginning of period	99,601	75,816
Cash and cash equivalents at end of period	$110,767	$112,315

Supplemental Disclosure:
Interest Paid	$1,623	$2,885
Income Taxes Paid	$0	$1,000
Non cash transfers of loans to Other Real Estate Owned	$1,894	$172

See notes to consolidated financial statements.

FIRSTBANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries:  Firstbank and its 46% ownership in 1st Investors Title, LLC, Keystone Community Bank, collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 46% minority interest. Firstbank - Alma, Firstbank - West Branch, and Firstbank - West Michigan were consolidated into Firstbank effective at the open of business on February 1, 2013. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, is not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 2 - SECURITIES

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

(In thousands of dollars)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
March 31, 2013
Securities available for sale
U.S. governmental agency	$99,000	$1,082	$(6)	$100,076
States and political subdivisions	148,135	1,684	(211)	149,608
Mortgage backed securities	58,917	1,789	0	60,706
Collateralized mortgage obligations	47,919	807	(31)	48,695
Equity and other securities	1,632	219	0	1,851
Total securities available for sale	$355,603	$5,581	$(248)	$360,936

December 31, 2012
Securities available for sale
U.S. governmental agency	$105,629	$1,271	$(15)	$106,885
States and political subdivisions	116,123	1,786	(95)	117,814
Mortgage backed securities	64,550	1,729	(2)	66,277
Collateralized mortgage obligations	60,278	810	(58)	61,030
Equity and other securities	1,610	62	0	1,672
Total securities available for sale	$348,190	$5,658	$(170)	$353,678

Securities with unrealized losses at March 31, 2013 and December 31, 2012 not recognized in income are as follows:

(In thousands of dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
U.S. governmental agency	$5,463	$(6)	$0	$0	$5,463	$(6)
States and political subdivisions	39,624	(210)	579	(1)	40,203	(211)
Mortgage backed securities	0	0	0	0	0	0
Collateralized mortgage obligations	4,926	(24)	674	(7)	5,600	(31)
Total temporarily impaired	$50,013	$(240)	$1,253	$(8)	$51,266	$(248)

December 31, 2012
U.S. governmental agencies	$10,135	$(15)	$0	$0	$10,135	$(15)
States and political subdivisions	17,141	(93)	582	(2)	17,723	(95)
Mortgage backed securities	0	0	513	(2)	513	(2)
Collateralized mortgage obligations	19,995	(55)	721	(3)	20,716	(58)
Total temporarily impaired	$47,271	$(163)	$1,816	$(7)	$49,087	$(170)

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

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the three months ended March 31 of 2013 and 2012.

	As of March 31,
(In thousands of dollars)	2013	2012
Trading Account Securities Gains/Losses	$0	$1

Available for Sale Securities
Gross realized gains	67	13
Gross realized losses	17	0
Net realized gains	$50	$13

The carrying value of securities at March 31, 2013, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)	Carrying Value
Due in one year or less	$48,052
Due after one year through five years	160,918
Due after five years through ten years	83,993
Due after ten years	66,122
Total debt securities	359,085

Equity securities	1,851
Total securities	$360,936

At March 31, 2013 and 2012, securities with carrying values approximating $45,453,000 and $53,971,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

Federal Home Loan Bank stock is carried at cost, which approximates fair value.

NOTE 3 - LOANS

The following information provides a description of how loan grades are determined for our Commercial and Industrial and Commercial Real Estate segments. In general, for Commercial and Industrial and Commercial Real Estate segments, the probability of loss increases with each rate change from the Grade 1 Excellent down through the Grade 9 Doubtful Nonaccrual classes. For Consumer and Residential Mortgage segments, the probability of loss increases as loans move down from current to greater than 60 days past due, nonaccrual.

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

Grade 3 Good – Loans in this category are very strong, but may lack some of the net worth and/or cash flow characteristics of the previous rating. Characteristics of loans in this category include: annual reviewed financial statements and compiled quarterly financial statements; there has only been one or fewer delinquencies over 15 days in the past year; the company’s management has solid integrity; the company’s management is capable and has over five years of experience; lines of credit have regular usage with no balance in the last 60 days; financial statements demonstrate consistent but nominal profits; and the company has good a solid market share.

Grade 4 Acceptable – Characteristics of loans in this category include: annual compiled financial statements with quarterly information available or CPA prepared tax returns; there are only two or fewer delinquencies over 15 days of which only one is over 30 days in the past year; the company’s management has average business experience of over three years; lines of credit have regular use but have no current balance or a significant reduction in balance in the last 30 days; the company has been profitable in two of the preceding three years; and the company is competitive in its market and is maintaining its market share.

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

Credit Quality Indicators:

Loans at period end were as follows:
(In thousands of dollars)	March 31, 2013	December 31, 2012
Commercial and Industrial
Pass loans	$135,174	$133,678
Watch loans	6,101	5,367
Special mention loans	5,455	5,436
Substandard loans	1,628	1,881
Impaired restructured and accruing loans	2,418	3,234
Impaired nonaccrual loans	281	448
Doubtful nonaccrual loans	0	0
Total Commercial and Industrial	151,057	150,044

Commercial Real Estate
Pass loans	$376,028	$373,577
Watch loans	51,723	50,790
Special mention loans	14,918	18,117
Substandard loans	8,724	9,655
Impaired restructured and accruing loans	13,450	12,106
Impaired nonaccrual loans	6,477	8,427
Doubtful nonaccrual loans	175	25
Total Commercial Real Estate	471,495	472,697

First lien residential mortgage loans
Performing loans	$205,671	$202,357
Loans > 60 days past due	180	1,046
Impaired restructured and accruing loans	4,609	4,953
Nonaccrual loans	5,466	6,040
Total First lien residential mortgage loans	215,926	214,396

Junior lien residential mortgage loans
Performing loans	$55,609	$58,089
Loans > 60 days past due	77	96
Impaired restructured and accruing loans	233	235
Nonaccrual loans	416	327
Total Junior lien residential mortgage loans	56,335	58,747

Consumer Loans
Performing loans	$65,927	$67,042
Loans > 60 days past due	106	39
Impaired restructured and accruing loans	188	191
Nonaccrual loans	56	401
Total Consumer Loans	66,277	67,673

Deferred Fees and Costs	228	205

Total Loans	$961,318	$963,762

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

Allowance for credit losses for the three months ended March 31 were:

(In thousands of dollars)
Three months ending March 31, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,896	$11,565	$5,656	$555	$805	$863	$21,340
Provision for loan losses	74	775	397	46	(57)	43	1,278
Loans charged off	(50)	(927)	(770)	(55)	(153)	0	(1,955)
Recoveries	18	61	31	0	75	0	185
Ending balance	$1,938	$11,474	$5,314	$546	$670	$906	$20,848

Three months ending March 31, 2012
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	3	1,525	707	221	165	(127)	2,494
Loans charged off	(129)	(1,340)	(583)	(194)	(249)	0	(2,495)
Recoveries	10	48	46	0	98	0	202
Ending balance	$2,369	$11,767	$5,563	$532	$945	$44	$21,220

Recorded investment in financing receivables at period end were:

(In thousands of dollars)
March 31, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Ending balance: individually evaluated for impairment	$581	$3,139	$2,437	$141	$55	$0	$6,353

Ending balance: collectively evaluated for impairment	$1,357	$8,335	$2,877	$405	$615	$906	$14,495

Financing Receivables:
Ending balance	$151,057	$471,495	$215,926	$56,335	$66,277	$0	$961,090

Ending balance: individually evaluated for impairment	$2,699	$20,102	$10,075	$649	$244	$0	$33,769

Ending balance: collectively evaluated for impairment	$148,358	$451,393	$205,851	$55,686	$66,033	$0	$927,321

March 31, 2012
Ending balance: individually evaluated for impairment	$253	$3,399	$2,167	$106	$186	$0	$6,111

Ending balance: collectively evaluated for impairment	$2,116	$8,368	$3,396	$426	$759	$44	$15,109

Financing Receivables:
Ending balance	$157,725	$481,592	$212,994	$64,303	$65,698	$0	$982,312

Ending balance: individually evaluated for impairment	$4,013	$24,979	$10,014	$609	$485	$0	$40,100

Ending balance: collectively evaluated for impairment	$153,712	$456,613	$202,980	$63,694	$65,213	$0	$942,212

Age Analysis of Past Due Loans excluding nonaccrual loans:

(In thousands of dollars)
At March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual loans	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$296	$11	$0	$307	$281	$150,469	$151,057	$0
Commercial Real Estate	3,011	199	0	3,210	6,652	461,633	471,495	0
Residential Mortgages First Liens	1,774	124	28	1,926	5,466	208,534	215,926	28
Residential Mortgages Junior Liens	395	34	36	465	416	55,454	56,335	36
Consumer	440	106	0	546	57	65,674	66,277	0
Deferred Fees and Costs	0	0	0	0	0	228	228	0
Total	$5,916	$474	$64	$6,454	$12,872	$941,992	$961,318	$64

At December 31, 2012
Commercial and Industrial	$206	$140	$0	$346	$447	$149,251	$150,044	$0
Commercial Real Estate	604	1,881	0	2,485	8,454	461,758	472,697	0
Residential Mortgages First Liens	772	969	37	1,778	6,038	206,580	214,396	37
Residential Mortgages Junior Liens	473	96	0	569	328	57,850	58,747	0
Consumer	435	39	0	474	401	66,798	67,673	0
Deferred Fees and Costs	0	0	0	0	0	205	205	0
Total	$2,490	$3,125	$37	$5,652	$15,668	$942,442	$963,762	$37

Impaired loans were as follows:

(In thousands of dollars)
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,343	$1,353	0
Commercial Real Estate	8,662	8,659	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$10,005	$10,012	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$766	$1,346	$581
Commercial Real Estate	8,305	11,443	3,139
Residential Mortgages First Liens	7,638	10,075	2,437
Residential Mortgages Junior Liens	508	649	141
Consumer	190	244	55
Total	$17,407	$23,757	$6,353

Total
Commercial and Industrial	$2,109	$2,699	$581
Commercial Real Estate	16,967	20,102	3,139
Residential Mortgages First Liens	7,638	10,075	2,437
Residential Mortgages Junior Liens	508	649	141
Consumer	190	244	55
Total	$27,412	$33,769	$6,353

December 31, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$891	$891	0
Commercial Real Estate	9,215	9,212	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$10,106	$10,103	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$2,273	$2,792	$515
Commercial Real Estate	8,377	11,346	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$20,183	$26,285	$6,100

Total
Commercial and Industrial	$3,164	$3,683	$515
Commercial Real Estate	17,592	20,558	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$30,289	$36,388	$6,100

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Three months ended March 31, 2013		Three months ended March 31, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,117	$54	$3,931	$72
Commercial Real Estate	8,939	250	11,667	318
Residential Mortgages First Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$10,056	$304	$15,598	$390

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$1,520	$16	$615	$13
Commercial Real Estate	8,341	122	12,118	51
Residential Mortgages First Liens	10,534	152	10,047	123
Residential Mortgages Junior Liens	606	4	444	3
Consumer	419	7	348	8
Total	$21,420	$301	$23,572	$198

Total
Commercial and Industrial	$2,637	$70	$4,546	$85
Commercial Real Estate	17,280	372	23,785	369
Residential Mortgages First Liens	10,534	152	10,047	123
Residential Mortgages Junior Liens	606	4	444	3
Consumer	419	7	348	8
Total	$31,476	$605	$39,170	$588

Loan modifications as of the period ending:

	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
(In thousands of dollars)	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment

March 31, 2013
Commercial and industrial	3	$89	$88	1	$9
Commercial real estate	5	1,661	1,671	0	0
Residential First Liens	2	263	263	3	396
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	10	$2,013	$2,022	4	$405

March 31, 2012
Commercial and industrial	5	$787	$782	0	$0
Commercial real estate	8	1,985	1,983	4	1,047
Residential First Liens	4	377	377	6	561
Residential junior liens	2	103	103	0	0
Consumer	2	107	107	0	0
Total	21	$3,359	$3,352	10	$1,608

NOTE 4 - FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

March 31, 2013 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$110,767	$110,767	$110,767	$0	$0
FDIC insured bank certificates of deposit	2,927	2,927	2,927	0	0
Trading account securities	6	6	6	0	0
Securities available for sale	360,936	360,936	97	338,804	22,035
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	3,022	3,022	0	3,022	0
Loans, net	940,470	922,570	0	0	922,570

Financial Liabilities:
Deposits	(1,256,878)	(1,256,668)	0	0	(1,256,668)
Securities sold under agreements to repurchase and overnight borrowing	(43,065)	(43,065)	0	(43,065)	0
Federal Home Loan Bank advances	(19,959)	(21,513)	0	0	(21,513)
Subordinated debentures	(36,084)	(36,094)	0	0	(36,094)

December 31, 2012 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$99,601	$99,601	$99,601	$0	$0
FDIC insured bank certificates of deposit	2,927	2,927	2,927	0	0
Trading account securities	6	6	6	0	0
Securities available for sale	353,678	353,678	91	331,717	21,870
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	2,921	2,921	0	2,921	0
Loans, net	942,422	930,354	0	0	930,354

Financial Liabilities:
Deposits	(1,241,401)	(1,243,712)	0	0	(1,243,712)
Securities sold under agreements to repurchase and overnight borrowings	(42,785)	(42,785)	0	(42,785)	0
Federal Home Loan Bank advances	(22,493)	(24,122)	0	0	(24,122)
Subordinated debentures	(36,084)	(36,093)	0	0	(36,093)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, demand deposits, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and variable rate loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk based on historical losses on similar loan pools. For deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of the product.

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at March 31, 2013 and December 31, 2012.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and valuation techniques used by us to determine those fair values.

Level 1 assets are assets which are actively traded on an open market and pricing is publicly available.

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

Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Securities available for sale
U.S. governmental agency	$0	$100,076	$0	$100,076
States and political subdivisions	0	129,327	20,281	149,608
Mortgage backed securities	0	60,706	0	60,706
Collateralized mortgage obligations	0	48,695	0	48,695
Equity and other securities	97	0	1,754	1,851
Total securities available for sale	$97	$338,804	$22,035	$360,936

Trading equity securities	$6	$0	$0	$6

December 31, 2012
Securities available for sale
U.S. governmental agency	$0	$106,885	$0	$106,885
States and political subdivisions	0	97,525	20,289	117,814
Mortgage backed securities	0	66,277	0	66,277
Collateralized mortgage obligations	0	61,030	0	61,030
Equity and other securities	91	0	1,581	1,672
Total securities available for sale	$91	$331,717	$21,870	$353,678

Trading equity securities	$6	$0	$0	$6

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	2013	2012
Balance at beginning of year	$21,870	$16,914
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	0
Purchases of securities	165	2,242
Sales of securities	0	0
Calls and maturities	0	(2,528)
Net transfers in/(out) of Level 3	0	0
Balance at March 31 of each year	$22,035	$16,628

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investments securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and other like assets. We carry local municipal securities at historical cost, which approximates fair value, unless economic conditions for the municipality changes to a degree requiring a valuation adjustment. We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets consist of impaired loans, other real estate owned and other repossessed assets. We have estimated the fair value of impaired loans using Level 3 inputs, specifically valuation of loans based on either a discounted cash flow projection, or a discount to the appraised value of the collateral underlying the loan. We use discounted appraised values or broker’s price opinions to determine the fair value of other real estate owned.

Assets Measured at Fair Value on a Nonrecurring Basis

(In thousands of dollars)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans	$33,769	$0	$0	$33,769
Other real estate owned	$3,541	$0	$0	$3,541
Other repossessed assets	$320	$0	$0	$320

December 31, 2012
Impaired loans	$36,388	$0	$0	$36,388
Other real estate owned	$1,296	$0	$0	$1,296
Other repossessed assets	$250	$0	$0	$250

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

NOTE 5 – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands of dollars except per share data)	Three Months Ended March 31,
	2013	2012
Earnings per share
Net income	$2,863	$2,417
Preferred stock dividends and accretion of discount	209	420
Income available to common shareholders	$2,654	$1,997
Weighted average common shares outstanding	8,016	7,897

Basic Earnings per Share	$0.33	$0.25

Earnings per share assuming dilution
Net income	$2,863	$2,417
Preferred stock dividends and accretion of discount	209	420
Income available to common shareholders	$2,654	$1,997
Weighted average common shares outstanding	8,016	7,897
Add dilutive effect of assumed exercises of options	48	6
Weighted average common and dilutive potential common shares outstanding	8,064	7,903

Diluted Earnings per Share	$0.33	$0.25

Stock options for 219,880 shares for the three months of 2013, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options and warrants for 925,879 shares for the three month period of 2012, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank (including 1st Title, Inc. and its 46% holdings in 1ST Investors Title, LLC), Keystone Community Bank, FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Highlights

On February 1, we completed our previously announced consolidation of Firstbank charters as planned. In a separate action, we also closed five branches as previously announced in the fourth quarter of 2012. Expenses relating to the branch closings were recorded in last year's fourth quarter.

Subsequent to the end of the quarter, we received notice from the Federal Reserve that they had no objection to our request to redeem the $17 million of outstanding preferred stock. We anticipate completing the redemption by the end of the second quarter of this year. Owners of the preferred stock will receive $1,000 par value, plus accrued interest through the redemption date. Funding for the redemption will be provided from a combination of internal funds and borrowing.

Financial Condition

Total assets at March 31, 2013 were little changed from year end 2012 at $1.515 billion, increasing by $17 million. Cash and cash equivalents increased $11 million from year end and securities available for sale increased $7 million as we elected to reinvest funds from maturing securities and deploy some of our excess cash in this area during the first quarter. The loan portfolio continued to decline as loan balances decreased $2.4 million before allowance for loan losses. The decrease in loans was driven by a $2.8 million decrease in nonaccrual loans.

The allowance for loan losses decreased by $492,000 in the first three months of the year to $20.8 million. The allowance to ending loans ratio was 2.17%, compared with 2.21% at year end 2012 and 2.16% at March 31, 2012. Our problem assets categories improved during the quarter as nonaccrual loans declined $2.8 million from year end and $8.9 million from March 31 a year ago. Restructured loans which are in conformance with their new terms were $178,000 higher compared with year end, and increased $2.8 million from March 31, 2012. Loans 90 days or more past due and still accruing interest increased $27,000 from year end, but were $1.1 million below year ago levels. Other Real Estate Owned increased $616,000 from the end of the year to $3.5 million, and was down $481,000 from last year’s first quarter. We are pleased with the progress we have made in the problem loan area over the past two years, but expect that we will need to remain vigilant as work towards returning to our historical levels for these loan categories.

Despite the current elevated levels of problem loans, our overall asset quality compares favorably to many of our competitor banks in Michigan. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to minimize or avoid losses. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Following is a comparison of loan balances for the quarter and prior year end.

(In thousands of dollars)	March 31, 2013	December 31, 2012	Change
Commercial and industrial	$151,057	$150,044	$1,013
Commercial real estate	471,495	472,697	(1,202)
First lien residential mortgages	215,926	214,396	1,530
Junior lien residential mortgages	56,335	58,747	(2,412)
Consumer	66,277	67,673	(1,396)
Subtotal	961,090	963,557	(2,467)
Add: Deferred fees (net of deferred costs)	228	205	23
Less: Allowance for loan losses	(20,848)	(21,340)	492
Loans, net	$940,470	$942,422	$(1,952)

First lien residential mortgages increased $1.5 million, or 0.7%, from year end 2012 as new loan production more than offset pay downs of loans and refinanced loans sold in the secondary market. Junior lien residential mortgage loans however declined by $2.4 million, or 4.1% in part due to reduced seasonal line of credit draws. Commercial and industrial and commercial real estate loans were basically unchanged, decreasing $0.2 million as loan demand from qualified borrowers was unable to outpace principal pay downs. Consumer loans decreased $1.4 million, or 2.1% from year end. These numbers demonstrate the continued difficulty we are experiencing to generate new loans, however, we stand ready to make loans to qualified borrowers when the opportunity presents itself.

Net charge-offs of loans were $1.8 million in the first three months of 2013, compared with $2.3 million in the comparable period of 2012, and $1.4 million in the fourth quarter of 2012. The ratio of net charge-offs of loans (annualized) to average loans was 0.73% in the first quarter of 2013 compared to 0.94% in the first quarter of 2012 and 0.55% in the fourth quarter of 2012. First quarter 2013 charge offs included $599,000 of loans which were specifically reserved for at the end of 2012.

Total deposits increased $15 million, or 1.2% when compared with year end 2012 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances increased $23 million, or 6.7%, savings balances increased $16 million, or 5.9%, and time balances decreased $16 million, or 4.1%. Within time balances, wholesale CDs were $295,000 lower than year end, while core market CDs were down $12.3 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $8 million, or 3.2% lower than year end.

For the three month period ended March, 2013, Federal Home Loan Bank advances were down $2.5 million, or 11.3% from year end. Securities sold under agreements to repurchase and overnight borrowings were $280,000, or 0.7% higher due to normal fluctuations in customer cash flows. Accrued interest and other liabilities increased $1.2 million compared with year end.

Total shareholders’ equity increased $2.3 million from the previous year end primarily due to net income exceeding dividends to shareholder by $2.2 million. Net income of $2,863,000 and common stock issuances of $240,000 increased shareholders’ equity, while common and preferred stock dividends of $0.7 million reduced shareholder’s equity. Accumulated other comprehensive income decreased $0.1 million from year end. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $16.49 at March 31, 2013, increasing from $16.26 at December 31, 2012. Tangible shareholders common equity per share (total common equity less goodwill and other intangible assets) was $11.96 at the end of the first quarter of 2013, increasing from $11.71 at year end 2012. Shareholders’ common equity per share calculations excludes preferred stock of $16.9 million at March 31, 2013 and December 31, 2012.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(In thousands of dollars)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2013	$145,565	$145,565	$157,736
Required Regulatory Capital	$59,301	$38,597	$77,194
Capital in Excess of Regulatory Minimums	$86,264	$106,968	$80,542

Capital Ratios at March 31, 2013	9.82%	15.09%	16.35%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2013. At the end of the first quarter our total risk based capital ratio was 16.35% compared with 15.99% at year end 2012. Tier 1 capital and tier 1 leverage ratios were 9.82% and 15.09% compared with 14.73% and 9.71% at year end 2012. The increase in all of the capital ratios during the quarter was a result of capital retention exceeding asset growth. As of March 31, 2013, both of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

 Results of Operations

Three Months Ended March 31, 2013

For the first quarter of 2013, net income was $2,863,000, basic and diluted earnings per share were $0.33, compared with net income of $2,417,000, and $0.25 basic and diluted per share for the first quarter of 2012, and net income of $2,999,000, $0.35 basic and diluted earnings per share, for the fourth quarter of 2012. Net income available to common shareholders was $2,654,000 in the current quarter compared with $1,997,000 in the first quarter of 2012 and $2,783,000 in the fourth quarter of 2012.

Favorably affecting the current quarter were mortgage loan sale gains of $1.6 million, securities gains of $50,000, lower provision for loan losses in this year’s first quarter, and lower costs associated with other real estate owned during the current quarter.

Average earning assets increased $13 million, when the first quarter of 2013 is compared to the same quarter a year ago. Average net loan balances declined $19 million, while average overnight investments and average available for sale securities increased $17 million and $12 million, respectively. The tradeoff of balances from the loan portfolio to the securities and overnight funding pools negatively affected the net interest margin. Compared with the previous quarter, average earning assets increased $15 million, or 1.2%.

The yield on earning assets decreased 42 basis points, to 4.31%, for the quarter ended March 31, 2013, compared to 4.73% for the same quarter a year ago, and was 11 basis points lower when compared with the fourth quarter of 2012. The cost of funding related liabilities also decreased, falling 21 basis points when comparing this year’s first quarter to the same period a year ago, from 0.69% in 2012, to 0.48% in 2013. Compared with the prior quarter, the cost of funding related liabilities fell by four basis points. The net interest margin decreased 20 basis points from last year’s first quarter of 4.03% to 3.83% in the current quarter. The net interest margin decreased eight basis points when compared to the previous quarter. Net interest income decreased $755,000 to $13.0 million in the first quarter of 2013 compared with the same period of 2012, due to the unfavorable shift of earning assets from loans to the investment portfolio, and the continued low interest rate environment. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on the loan while our ability to reduce funding costs is limited. This combination has resulting in a lower net interest margin.

The provision for loan losses decreased $1.2 million when the first quarter of 2013 is compared to the same quarter of 2012. Provision for loan losses was $1.3 million in this year’s first quarter compared with $2.5 million in the first quarter of 2012. The provision for loan losses was also $60,000 lower than the fourth quarter of 2012. In the first quarter of the year we charged down $0.6 million of commercial loans, for which we had specific reserves set aside at the end of the previous year. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide for future losses at the current level of charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across our five banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.9 million in the first quarter of 2013, compared with $3.2 million in the first quarter of 2012 and $3.4 million in the fourth quarter of 2012. Compared with 2012’s first quarter, gains on sale of mortgages were $134,000 or 7.9% lower, primarily due to current levels of mortgage refinancing resulting from the current interest rate environment. Gain on sale of mortgage loans also decreased by $146,000, or 8.6% when the first quarter of 2013 is compared to the fourth quarter of 2012. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market are continuing to provide incentives to borrowers to refinance their loans at lower rates. Service charges on deposit accounts were $38,000 lower than the year ago first quarter, and were also down a similar $33,000 compared with the fourth quarter of 2012. The lower income in this area this year compared with a year ago was mainly due to changes in our overdraft policies, and in our customers’ management of their accounts, resulting in reduced charges to customers that overdraw their accounts. Mortgage servicing income decreased $42,000 compared with last year’s first quarter and was $78,000 below last year’s fourth quarter. The lower income in this area was due to accelerated write off of mortgage servicing assets in the current period as  more customers re-financed their loans. Other income decreased $141,000 from last year’s first quarter and was $303,000 lower than the fourth quarter of 2012. This category of earnings includes gains and losses on the sale of other real estate. Other real estate sales occur when the bank has foreclosed on property and subsequently sells the property. The net gain on sale of other real estate was $164,000 lower in this year’s first quarter and $160,000 lower than fourth quarter 2012. Also affecting the comparison to the fourth quarter was a swing in the fair value of mortgage loan commitments from a positive $104,000 in 2012’s fourth quarter to a negative $19,000 in this year’s first quarter.

Total non-interest expense decreased $446,000, or 4.0%, when comparing the three month periods ended March 31, 2013 and 2012 and was primarily due to lower other real estate costs, which declined $254,000 from a year ago. FDIC premiums were also $115,000 lower than last year as we now are realizing the benefit of the new premium methodology implemented by the FDIC mid-year 2012. Salary and benefits expense was $248,000 higher when compared with the first quarter of last year due primarily to higher variable compensation expense, which increased by $142,000 as the company’s performance this year has improved compared with last year, and the impact of annual merit increases. Compared with fourth quarter 2012, non-interest expense was $575,000 lower, primarily due to the onetime $600,000 charge  recorded in connection with branch closings during the fourth quarter.

Federal Income tax expense was $1.2 million in the first quarter of 2013, compared with $1.0 million in last year’s first quarter and $1.2 million in the fourth quarter of 2012. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

 Liquidity

At March 31, 2013, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $111 million, an increase of $11 million, or 11%, compared with year end 2012. This increase was primarily the result of an increase in deposits of $15 million. Our securities available for sale portfolio now stands at $361 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $54 million, $105 million, and $46 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2012 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 14 and 15 of the Corporation’s Form 10K Annual Report dated December 31, 2012, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. We believe that our critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, including possible impairment of goodwill and other assets, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, determination of the fair value of other real estate owned, and estimating state and federal tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 15 and 16 in the Corporation’s Form 10K Annual Report to shareholders for the year ended December 31, 2012.

Recent Accounting Pronouncements

During 2012, the Company adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. We have elected to report comprehensive income in a separate statement of comprehensive income following the consolidated statements of income. The change in presentation has been applied retrospectively and the 2012 financial statements have been restated to conform to the new presentation method. Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have any effect on the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 12 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference.  Firstbank’s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2012.  Also referenced here is information under the heading “Item 1A. Risk Factors” on pages 15 through 18 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2012.

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

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On May 7, 2013, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee.  The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2013 is as follows:  “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5.  Other Information

The audit committee of the Board of Directors approved the categories of all non-audit services performed by the registrant’s independent accountants during the period covered by this report. Firstbank – Alma, Firstbank – West Branch, and Firstbank – West Michigan were consolidated into Firstbank effective as of the close of business on January 31, 2013.

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

FIRSTBANK CORPORATION
(Registrant)

Date: May 7, 2013	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	/s/ Samuel G. Stone
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