Form 10-Q
period 2013-06-30
FIRSTBANK CORP
filed 2013-08-02
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ___   Accelerated filer X    Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No X

Common stock outstanding at July 31, 2013: _8,072,590__ shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 29

Item 4.	Controls and Procedures	Page 30

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 30

Item 5.	Other Information	Page 30

Item 6.	Exhibits	Page 30

SIGNATURES		Page 31

FIRSTBANK CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands except share data)

UNAUDITED

	June 30,	December 31,
	2013	2012
Assets:
Cash and due from banks	$14,132	$38,544
Short term investments	37,619	61,057
Total cash and cash equivalents	51,751	99,601

FDIC insured bank time certificates of deposit	2,679	2,927
Trading account securities	12	6
Securities available for sale	351,010	353,678
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	992	2,921
Loans	974,804	963,762
Allowance for loan losses	(20,239)	(21,340)
Premises and equipment, net	24,322	24,356
Goodwill	35,513	35,513
Core deposit and other intangibles	761	965
Other real estate owned	2,504	2,925
Accrued interest receivable and other assets	25,671	26,182

Total Assets	$1,457,046	$1,498,762

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing accounts	$251,742	$251,109
Interest bearing accounts:
Demand	338,168	348,598
Savings	273,921	265,323
Time	344,471	376,371
Total Deposits	1,208,302	1,241,401

Securities sold under agreements to repurchase and overnight borrowings	43,661	42,785
Federal Home Loan Bank advances and other borrowing	27,862	22,493
Subordinated debentures	36,084	36,084
Accrued interest and other liabilities	8,693	8,941
Total Liabilities	1,324,602	1,351,704

Shareholders’ Equity:
Preferred stock; no par value, 300,000 shares authorized, 0 issued and outstanding (17,000 at December 31, 2012)	0	16,908
Common stock; 20,000,000 shares authorized, 8,070,268 shares issued and outstanding (8,001,903 at December 31, 2012)	116,369	115,621
Retained earnings	15,679	10,921
Accumulated other comprehensive income	396	3,608
Total Shareholders’ Equity	132,444	147,058

Total Liabilities and Shareholders’ Equity	$1,457,046	$1,498,762

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

JUNE 30, 2013 AND 2012

(Dollars in thousands except per share data)

UNAUDITED

	Three Months Ended June 30,
	2013	2012
Interest income:
Interest and fees on loans	$13,399	$14,493
Securities:
Taxable	865	1,183
Exempt from federal income tax	432	290
Short term investments	55	54
Total interest income	14,751	16,020
Interest expense:
Deposits	1,237	1,718
FHLB advances and other borrowing	157	191
Subordinated Debt	166	272
Total Interest Expense	1,560	2,181
Net Interest Income	13,191	13,839
Provision for loan losses	552	2,494
Net interest income after provision for loan losses	12,639	11,345
Non-interest income:
Service charges on deposit accounts	1,044	1,060
Gain on sale of mortgage loans	1,467	1,460
Mortgage servicing, net of amortization	(27)	15
Gain on trading account securities	6	5
Gain on available for sale securities	2	27
Other	481	462
Total non-interest income	2,973	3,029
Non-interest expense:
Salaries and employee benefits	5,705	5,468
Occupancy and equipment	1,327	1,284
FDIC insurance premium	276	325
Amortization of intangibles	103	126
Outside professional services	347	300
Advertising and promotions	391	355
Other real estate owned costs	188	380
Other	2,570	2,794
Total non-interest expense	10,907	11,032

Income before federal income taxes	4,705	3,342
Federal income taxes	1,362	938
Net Income	$3,343	$2,404

Preferred stock dividends and accretion of discount on preferred stock	266	420
Net income available to common shareholders	$3,077	$1,984

Basic earnings per share	$0.38	$0.25
Diluted earnings per share	$0.38	$0.25
Dividends per share	$0.06	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

JUNE 30, 2013 AND 2012

(Dollars in thousands except per share data)

UNAUDITED

	Six Months Ended June 30,
	2013	2012
Interest income:
Interest and fees on loans	$26,683	$29,061
Securities:
Taxable	1,827	2,404
Exempt from federal income tax	803	573
Short term investments	110	108
Total interest income	29,423	32,146
Interest expense:
Deposits	2,587	3,610
FHLB advances and other borrowing	301	382
Subordinated Debt	332	548
Total Interest Expense	3,220	4,540
Net Interest Income	26,203	27,606
Provision for loan losses	1,830	4,988
Net interest income after provision for loan losses	24,373	22,618
Non-interest income:
Service charges on deposit accounts	2,064	2,118
Gain on sale of mortgage loans	3,028	3,155
Mortgage servicing, net of amortization	(163)	(79)
Gain on trading account securities	6	6
Gain on available for sale securities	52	40
Other	881	1,003
Total non-interest income	5,868	6,243
Non-interest expense:
Salaries and employee benefits	11,623	11,138
Occupancy and equipment	2,686	2,645
FDIC insurance premium	535	699
Amortization of intangibles	204	271
Outside professional services	640	603
Advertising and promotions	702	719
Other real estate owned costs	352	797
Other	4,766	5,207
Total non-interest expense	21,508	22,079

Income before federal income taxes	8,733	6,782
Federal income taxes	2,527	1,961
Net Income	$6,206	$4,821

Preferred stock dividends and accretion of discount on preferred stock	481	840
Net income available to common shareholders	$5,725	$3,981

Basic earnings per share	$0.71	$0.50
Diluted earnings per share	$0.71	$0.50
Dividends per share	$0.12	$0.07

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

JUNE 30, 2013 AND 2012

(Dollars in thousands)

UNAUDITED

	Three Months Ended June 30,
	2013	2012

Net income	$3,343	$2,404
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period	(4,715)	747
Less: reclassification adjustment for gains included in net income	(2)	(27)
Other comprehensive income/(loss) before taxes	(4,717)	720
Income tax benefit/(expense) related to items in other comprehensive income	1,604	(245)
Other comprehensive income/(loss) net of income tax effect from reclassification of $1 and $9 in 2013 and 2012, respectively	(3,113)	475
Comprehensive income	$230	$2,879

	Six Months Ended June 30,
	2013	2012

Net income	$6,206	$4,821
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period	(4,815)	1,346
Less: reclassification adjustment for gains included in net income	(52)	(40)
Other comprehensive income/(loss) before taxes	(4,867)	1,306
Income tax benefit/(expense) related to items in other comprehensive income	1,655	(444)
Other comprehensive income/(loss) net of income tax effect from reclassification of $18 and $14 in 2013 and 2012, respectively	(3,212)	862
Comprehensive income	$2,994	$5,683

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR PERIODS ENDED JUNE 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands except share data)

	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$115,734	$32,792	$3,955	$2,896	$155,377
Net income for 2012			10,534		10,534
Cash dividends on common stock - $0.29 per share			(2,314)		(2,314)
Accrued dividends on preferred stock and accretion of discount on preferred stock		22	(1,269)		(1,247)
Redemption of 16,000 shares of preferred stock	850	(15,906)			(15,056)
Amortization of stock warrants	(15)		15		0
Repurchase of stock warrants	(1,947)				(1,947)
Issuance of 46,512 shares of common stock through the dividend reinvestment plan	440				440
Issuance of 21,925 shares of common stock from supplemental shareholder investments	201				201
Issuance of 40,980 shares of common stock	262				262
Stock option and restricted stock expense	96				96
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $366				712	712
Balances at December 31, 2012	$115,621	$16,908	$10,921	$3,608	$147,058

Year to date net income June 30, 2013			6,206		6,206
Cash dividends on common stock - $0.12 per share			(967)		(967)
Accrued dividends on preferred stock and accretion of discount on preferred stock		92	(481)		(389)
Redemption of 17,000 shares of preferred stock		(17,000)			(17,000)
Issuance of 13,542 shares of common stock through the dividend reinvestment plan	176				176
Issuance of 7,863 shares of common stock from supplemental shareholder investments	103				103
Issuance of 46,960 shares of common stock	422				422
Stock option and restricted stock expense	47				47
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $(1,655)				(3,212)	(3,212)
Balances at June 30, 2013	$116,369	$0	$15,679	$396	$132,444

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

(In thousands of dollars)

UNAUDITED

	Six months ended June 30,
Operating Activities:	2013	2012
Net income	6,206	$4,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,830	4,988
Depreciation of premises and equipment	925	961
Net amortization of security premiums/discounts	2,272	1,913
Gain on trading account securities	(6)	(6)
Gain on available for sale securities transactions	(52)	(40)
Amortization of intangibles	204	271
Stock option and restricted stock expense	47	45
Gain on sale of mortgage loans	(3,028)	(3,155)
Proceeds from sales of mortgage loans	47,976	96,921
Loans originated for sale	(43,019)	(97,274)
Deferred federal income tax (benefit)	(1,655)	(1,492)
Decrease in accrued interest receivable and other assets	3,825	3,984
Increase/(decrease) in accrued interest payable and other liabilities	(248)	15,530
Net cash provided from operating activities	15,277	27,467

Investing Activities:
Proceeds from sale of securities available for sale	6,338	2,745
Proceeds from maturities of CD’s	248	1,485
Proceeds from maturities and calls of securities available for sale	45,471	63,841
Purchases of securities available for sale	(56,228)	(51,622)
Proceeds from sale of premises and equipment	40	4
Net increase in portfolio loans	(16,569)	(9,957)
Proceeds from sale of other real estate owned	3,013	3,068
Net purchases of premises and equipment	(931)	(856)
Net cash provided/(used) in investing activities	(18,618)	8,708

Financing Activities:
Net decrease in deposits	(33,099)	(8,696)
Increase/(decrease) in securities sold under agreements to repurchase and overnight borrowings	876	(1,038)
Proceeds from other borrowings	8,000	0
Repayment of Federal Home Loan Bank advances	(2,631)	(3,123)
Repurchase of preferred stock	(17,000)	(15,056)
Proceeds from Federal Home Loan Bank advances	0	8,000
Cash proceeds from issuance of common stock, net	701	473
Cash dividends on preferred stock	(389)	(825)
Cash dividends on common stock	(967)	(554)
Net cash used by financing activities	(44,509)	(20,819)

Increase/(decrease) in cash and cash equivalents	(47,850)	15,356
Cash and cash equivalents at beginning of period	99,601	75,816
Cash and cash equivalents at end of period	$51,751	$91,172

Supplemental Disclosure:
Interest Paid	3,090	$4,683
Income Taxes Paid	1,350	$2,200
Non cash transfers of loans to Other Real Estate Owned	2,596	$1,973

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank and its 46% ownership in 1st Investors Title, LLC, Keystone Community Bank, collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 46% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2012.

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

(In thousands of dollars)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
June 30, 2013
Securities available for sale U.S. governmental agency	$97,898	$597	$(345)	$98,150
States and political subdivisions	148,622	898	(1,784)	147,736
Mortgage backed securities	60,061	1,021	(264)	60,818
Collateralized mortgage obligations	42,182	546	(41)	42,687
Equity and other securities	1,389	230	0	1,619
Total securities available for sale	$350,152	$3,292	$(2,434)	$351,010

December 31, 2012
Securities available for sale U.S. governmental agency	$105,629	$1,271	$(15)	$106,885
States and political subdivisions	116,123	1,786	(95)	117,814
Mortgage backed securities	64,550	1,729	(2)	66,277
Collateralized mortgage obligations	60,278	810	(58)	61,030
Equity and other securities	1,610	62	0	1,672
Total securities available for sale	$348,190	$5,658	$(170)	$353,678

Securities with unrealized losses at June 30, 2013 and December 31, 2012 not recognized in income are as follows:

(In thousands of dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2013
U.S. governmental agency	$36,226	$(345)	$0	$0	$36,226	$(345)
States and political subdivisions	71,154	(1,726)	3,861	(58)	75,015	(1,784)
Mortgage backed securities	17,242	(264)	0	0	17,242	(264)
Collateralized mortgage obligations	4,035	(39)	562	(2)	4,597	(41)
Total temporarily impaired	$128,657	$(2,374)	$4,423	$(60)	$133,080	$(2,434)

December 31, 2012
U.S. governmental agencies	$10,135	$(15)	$0	$0	$10,135	$(15)
States and political subdivisions	17,141	(93)	582	(2)	17,723	(95)
Mortgage backed securities	0	0	513	(2)	513	(2)
Collateralized mortgage obligations	19,995	(55)	721	(3)	20,716	(58)
Total temporarily impaired	$47,271	$(163)	$1,816	$(7)	$49,087	$(170)

Unrealized losses on securities shown in the previous tables have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future. The decline in market value reflected above was due to changes in longer term interest rates for debt securities, following comments made by the chairman of the federal reserve. The value of a security moves inversely to interest rates, so as rates rose, the unrealized gain or loss in the portfolio was negatively affected. Changes in rates are typical and do not impact earnings of the company so long as investments are held to their maturity. Where unrealized losses exist, management has reviewed the issuers’ bond ratings, noting they remain of high credit quality.

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the three months ended June 30 of 2013 and 2012.

	As of June 30,
(In thousands of dollars)	2013	2012
Trading Account Securities Gains/Losses	$6	$6

Available for Sale Securities
Gross realized gains	79	40
Gross realized losses	27	0
Net realized gains	$52	$40

The carrying value of securities at June 30, 2013, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)	Carrying Value
Due in one year or less	$54,876
Due after one year through five years	143,936
Due after five years through ten years	92,702
Due after ten years	57,877
Total debt securities	349,391

Equity securities	1,619
Total securities	$351,010

At June 30, 2013 and 2012, securities with carrying values approximating $45,835,000 and $45,746,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

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

Credit Quality Indicators:

Loans at period end were as follows:
(In thousands of dollars)	June 30, 2013	December 31, 2012
Commercial and Industrial
Pass loans	$137,255	$133,678
Watch loans	7,497	5,367
Special mention loans	6,259	5,436
Substandard loans	1,720	1,881
Impaired restructured and accruing loans	2,674	3,234
Impaired nonaccrual loans	123	448
Doubtful nonaccrual loans	0	0
Total Commercial and Industrial	155,528	150,044

Commercial Real Estate
Pass loans	$386,630	$373,577
Watch loans	47,909	50,790
Special mention loans	17,160	18,117
Substandard loans	6,658	9,655
Impaired restructured and accruing loans	13,794	12,106
Impaired nonaccrual loans	5,699	8,427
Doubtful nonaccrual loans	0	25
Total Commercial Real Estate	477,850	472,697

First lien residential mortgage loans
Performing loans	$202,509	$202,357
Loans > 60 days past due	1,661	1,046
Impaired restructured and accruing loans	4,989	4,953
Nonaccrual loans	5,676	6,040
Total First lien residential mortgage loans	214,835	214,396

Junior lien residential mortgage loans
Performing loans	$55,913	$58,089
Loans > 60 days past due	19	96
Impaired restructured and accruing loans	250	235
Nonaccrual loans	301	327
Total Junior lien residential mortgage loans	56,483	58,747

Consumer Loans
Performing loans	$69,668	$67,042
Loans > 60 days past due	14	39
Impaired restructured and accruing loans	107	191
Nonaccrual loans	50	401
Total Consumer Loans	69,839	67,673

Deferred Fees and Costs	269	205

Total Loans	$974,804	$963,762

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

For consumer and residential mortgage loan segments, loans that are current, or less than 60 days past due are assigned a unique historical loss rate as described above for commercial Pass and Watch loans. For loans that are more than 60 days past due including nonaccrual loans, a loss rate is determined based on charge offs within the last 12 months, divided by the sum of the average balance of loans 60 days or more past due and nonaccrual loans. These loss rates are multiplied by the outstanding balances in each unique loan segment at the end of the reporting period to determine the amount of allowance for loan loss.

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

Allowance for credit losses for the three months ended June 30 were:

(In thousands of dollars)
Three months ending June 30, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,938	$11,474	$5,314	$546	$670	$906	$20,848
Provision for loan losses	4	(526)	1,156	151	(73)	(160)	552
Loans charged off	(156)	(737)	(212)	(128)	(135)	0	(1,368)
Recoveries	35	26	29	0	117	0	207
Ending balance	$1,821	$10,237	$6,287	$569	$579	$746	$20,239

Three months ending June 30, 2012
Allowance for Credit Losses:
Beginning balance	$2,369	$11,767	$5,563	$532	$945	$44	$21,220
Provision for loan losses	317	720	581	100	(66)	842	2,494
Loans charged off	(297)	(1,308)	(572)	(109)	(136)	0	(2,422)
Recoveries	15	36	71	0	108	0	230
Ending balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522

Six months ending June 30, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,896	$11,565	$5,656	$555	$805	$863	$21,340
Provision for loan losses	78	248	1,554	197	(130)	(117)	1,830
Loans charged off	(206)	(1,663)	(983)	(183)	(288)	0	(3,323)
Recoveries	53	87	60	0	192	0	392
Ending balance	$1,821	$10,237	$6,287	$569	$579	$746	$20,239

Six months ending June 30, 2012
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	320	2,246	1,288	321	98	715	4,988
Loans charged off	(426)	(2,649)	(1,155)	(303)	(384)	0	(4,917)
Recoveries	25	84	117	0	206	0	432
Ending balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522

Unpaid principal balance in financing receivables at period end were:

(In thousands of dollars) June 30, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$509	$2,839	$2,883	$161	$40	$0	$6,432

Ending balance: collectively evaluated for impairment	$1,312	$7,398	$3,404	$408	$539	$746	$13,807

Financing Receivables:
Ending balance	$155,528	$477,850	$214,835	$56,483	$69,839	$0	$974,535

Ending balance: individually evaluated for impairment	$2,797	$19,493	$10,665	$551	$157	$0	$33,663

Ending balance: collectively evaluated for impairment	$152,731	$458,357	$204,170	$55,932	$69,682	$0	$940,872

June 30, 2012
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$169	$2,963	$2,063	$86	$193	$0	$5,474

Ending balance: collectively evaluated for impairment	$2,235	$8,252	$3,580	$437	$658	$886	$16,048

Financing Receivables:
Ending balance	$162,397	$481,525	$213,732	$62,347	$68,029	$0	$988,030

Ending balance: individually evaluated for impairment	$4,276	$22,396	$9,510	$451	$516	$0	$37,149

Ending balance: collectively evaluated for impairment	$158,121	$459,129	$204,222	$61,896	$67,513	$0	$950,881

Age Analysis of Past Due Loans:

(In thousands of dollars) At June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual loans	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$568	$47	$0	$615	$123	$154,790	$155,528	$0
Commercial Real Estate	1,826	305	0	2,131	5,699	470,020	477,850	0
Residential Mortgages First Liens	256	1,643	18	1,917	5,676	207,242	214,835	18
Residential Mortgages Junior Liens	417	19	0	436	301	55,746	56,483	0
Consumer	344	14	0	358	50	69,431	69,839	0
Deferred Fees and Costs	0	0	0	0	0	269	269	0
Total	$3,411	$2,028	$18	$5,457	$11,849	$957,498	$974,804	$18
At December 31, 2012
Commercial and Industrial	$206	$140	$0	$346	$448	$149,250	$150,044	$0
Commercial Real Estate	604	1,881	0	2,485	8,452	461,760	472,697	0
Residential Mortgages First Liens	772	969	37	1,778	6,040	206,578	214,396	37
Residential Mortgages Junior Liens	473	96	0	569	327	57,851	58,747	0
Consumer	435	39	0	474	401	66,798	67,673	0
Deferred Fees and Costs	0	0	0	0	0	205	205	0
Total	$2,490	$3,125	$37	$5,652	$15,668	$942,442	$963,762	$37

Impaired loans were as follows:

(In thousands of dollars) June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,626	$1,635	0
Commercial Real Estate	8,083	8,071	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$9,709	$9,706	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$655	$1,162	$509
Commercial Real Estate	8,620	11,422	2,839
Residential Mortgages First Liens	7,782	10,665	2,883
Residential Mortgages Junior Liens	390	551	161
Consumer	118	157	40
Total	$17,565	$23,957	$6,432

Total
Commercial and Industrial	$2,281	$2,797	$509
Commercial Real Estate	16,703	19,493	2,839
Residential Mortgages First Liens	7,782	10,665	2,883
Residential Mortgages Junior Liens	390	551	161
Consumer	118	157	40
Total	$27,274	$33,663	$6,432

December 31, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$891	$891	0
Commercial Real Estate	9,215	9,212	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$10,106	$10,103	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$2,273	$2,792	$515
Commercial Real Estate	8,377	11,346	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$20,183	$26,285	$6,100

Total
Commercial and Industrial	$3,164	$3,683	$515
Commercial Real Estate	17,592	20,558	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$30,289	$36,388	$6,100

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Three months ended June 30, 2013		Three months ended June 30, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,485	$79	$972	$0
Commercial Real Estate	8,406	267	11,716	11
Residential Mortgages First Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$9,891	$346	$12,618	$11

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$711	$21	$836	$0
Commercial Real Estate	8,462	144	8,623	0
Residential Mortgages First Liens	8,776	98	8,868	15
Residential Mortgages Junior Liens	520	7	451	0
Consumer	295	5	190	2
Total	$18,764	$275	$18,968	$17

Total
Commercial and Industrial	$2,196	$100	$1,808	$0
Commercial Real Estate	16,868	411	20,339	11
Residential Mortgages First Liens	8,776	98	8,868	15
Residential Mortgages Junior Liens	520	7	451	0
Consumer	295	5	190	2
Total	$28,655	$621	$31,656	$28

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Six months ended June 30, 2013		Six months ended June 30, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,287	$133	$1,287	$2
Commercial Real Estate	8,653	517	8,373	208
Residential Mortgages First Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$9,940	$650	$9,940	$210

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$1,231	$37	$1,231	$0
Commercial Real Estate	8,434	266	8,343	5
Residential Mortgages First Liens	9,617	250	9,617	21
Residential Mortgages Junior Liens	534	11	534	130
Consumer	318	12	318	2
Total	$20,134	$576	$20,134	$158

Total
Commercial and Industrial	$2,518	$170	$2,518	$2
Commercial Real Estate	17,087	783	17,087	213
Residential Mortgages First Liens	9,617	250	9,617	21
Residential Mortgages Junior Liens	534	11	534	130
Consumer	318	12	318	2
Total	$30,074	$1,226	$30,074	$368

Loan modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
Quarter to date:
June 30, 2013
Commercial and industrial	0	$0	$0	1	$91
Commercial real estate	0	0	0	0	0
Residential First Liens	3	574	573	0	0
Residential junior liens	1	19	19	0	0
Consumer	0	0	0	0	0
Total	4	$593	$592	1	$91

June 30, 2012
Commercial and industrial	1	$21	$19	0	$0
Commercial real estate	-	0	0	1	96
Residential First Liens	6	425	422	0	0
Residential junior liens	-	0	0	0	0
Consumer	-	0	0	0	0
Total	7	$446	$441	1	$96

Year to date:
June 30, 2013
Commercial and industrial	3	$89	$88	2	$100
Commercial real estate	5	1,661	1,671	0	0
Residential First Liens	5	837	836	3	396
Residential junior liens	1	19	19	0	0
Consumer	0	0	0	0	0
Total	14	$2,606	$2,614	4	$496

June 30, 2012
Commercial and industrial	6	$808	$801	5	$1,143
Commercial real estate	8	1,985	1,983	4	401
Residential First Liens	10	802	799	0	0
Residential junior liens	2	103	103	0	0
Consumer	2	107	107	0	0
Total	28	$3,805	$3,793	9	$1,544

NOTE 4 – BORROWINGS

On May 17, 2013 we instituted a two year $10 million revolving line of credit agreement at a variable rate of prime rate plus 0.125% on the outstanding balance of the line. We borrowed $8 million on the line in June to facilitate the redemption of our preferred stock. At June 30, $8 million was outstanding on the line of credit. The line of credit is subject to standard industry covenants and required pledging of the stock in our two banking affiliates as collateral for the loan and requires quarterly interest payments.

NOTE 5 – SHAREHOLDERS’ EQUITY

We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. At June 30, 2013 and year end 2012 we exceeded all requirements to be classified as well as capitalized.

On January 30, 2009 we issued 33,000 shares of Series A, no par value $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (Preferred Stock) and warrants to purchase 578,947 shares of our common stock at an exercise price of $8.55 per share (Warrants), to the U.S. Department of Treasury in return for $33 million under the Capital Purchase Program (CPP). Of the proceeds, $32.7 million was allocated to the Preferred Stock and $0.3 million was allocated to the Warrants based on the relative fair value of each. The discount on the Preferred Stock was being accreted using an effective yield method over ten years. The Preferred Stock and Warrants qualified as Tier 1 capital.

The Preferred Stock required quarterly cash dividends at a rate of 5% per year on the $1,000 liquidation preference while they were outstanding. Holders of shares of the Preferred Stock had no right to exchange or convert such shares into any other security of Firstbank Corporation and had no right to require the redemption or repurchase of the Preferred Stock. The Preferred Stock did not have a sinking fund. The Preferred Stock was non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.

On June 28, 2012 the U.S. Department of Treasury sold all of the shares of our Preferred Stock in a modified Dutch auction process. During the auction, we successfully bid on and retired 16,000 of the 33,000 outstanding shares of our Preferred Stock at a price of $941.01 per share, or $15.1 million aggregate price. As a result of the retirement of these shares, 17,000 shares remained outstanding and carried the same terms under which they were originally issued.

On June 14, 2013 we called the remaining 17,000 shares of our Preferred Stock at their liquidation preference value of $1,000 per outstanding share plus accrued dividends. As a result of the redemption, we no longer have any outstanding Preferred Stock.

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

NOTE 6 - FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

June 30, 2013 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$51,751	$51,751	$51,751	$0	$0
FDIC insured bank certificates of deposit	2,679	2,679	2,679	0	0
Trading account securities	12	12	12	0	0
Securities available for sale	351,010	351,010	1,773	328,966	20,271
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	992	992	0	992	0
Loans, net	954,565	962,654	0	0	962,654

Financial Liabilities:
Deposits	(1,208,302)	(1,187,225)	0	0	(1,187,225)
Securities sold under agreements to repurchase and overnight borrowings	(43,661)	(43,661)	0	(43,661)	0
Federal Home Loan Bank advances and other borrowing	(27,862)	(28,964)	0	0	(28,964)
Subordinated debentures	(36,084)	(25,114)	0	0	(25,114)

December 31, 2012 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$99,601	$99,601	$99,601	$0	$0
FDIC insured bank certificates of deposit	2,927	2,927	2,927	0	0
Trading account securities	6	6	6	0	0
Securities available for sale	353,678	353,678	91	331,717	21,870
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	2,921	2,921	0	2,921	0
Loans, net	942,422	930,354	0	0	930,354

Financial Liabilities:
Deposits	(1,241,401)	(1,243,712)	0	0	(1,243,712)
Securities sold under agreements to repurchase and overnight borrowings	(42,785)	(42,785)	0	(42,785)	0
Federal Home Loan Bank advances and other borrowing	(22,493)	(24,122)	0	0	(24,122)
Subordinated debentures	(36,084)	(36,093)	0	0	(36,093)

The methods and assumptions used to estimate fair value are described as follows: The carrying amount is the estimated fair value for cash and cash equivalents, short term borrowings, Federal Home Loan Bank stock, demand deposits, and variable rate loans or deposits that re-price frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and variable rate loans, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk based on historical losses on similar loan pools. For deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life of the product. During the second quarter of 2013 we updated rate assumptions relating to commercial fixed rate loans, deposits, and subordinated debentures to reflect changes in the market place and thereby the fair value of these instruments.

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at June 30, 2013 and December 31, 2012.

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Securities available for sale
U.S. governmental agency	$0	$98,150	$0	$98,150
States and political subdivisions	0	128,820	18,916	147,736
Mortgage backed securities	1,509	59,309	0	60,818
Collateralized mortgage obligations	0	42,687	0	42,687
Equity and other securities	264	0	1,355	1,619
Total securities available for sale	$1,773	$328,966	$20,271	$351,010

Trading equity securities	$12	$0	$0	$12

December 31, 2012
Securities available for sale
U.S. governmental agency	$0	$106,885	$0	$106,885
States and political subdivisions	0	97,525	20,289	117,814
Mortgage backed securities	0	66,277	0	66,277
Collateralized mortgage obligations	0	61,030	0	61,030
Equity and other securities	91	0	1,581	1,672
Total securities available for sale	$91	$331,717	$21,870	$353,678

Trading equity securities	$6	$0	$0	$6

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	2013	2012
Balance at beginning of year	$21,870	$16,914
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	0
Purchases of securities	915	2,652
Sales of securities	0	0
Calls and maturities	(2,514)	(4,076)
Net transfers in/(out) of Level 3	0	220
Balance at June 30 of each year	$20,271	$15,710

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

Assets Measured at Fair Value on a Nonrecurring Basis

(In thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$33,663	$0	$0	$33,663
Other real estate owned	$2,504	$0	$0	$2,504
Other repossessed assets	$50	$0	$0	$50

December 31, 2012
Impaired loans	$36,388	$0	$0	$36,388
Other real estate owned	$2,925	$0	$0	$2,925
Other repossessed assets	$250	$0	$0	$250

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

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands of dollars except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per share
Net income	$3,343	$2,404	$6,206	$4,821
Preferred stock dividends and accretion of discount	266	420	481	840
Income available to common shareholders	$3,077	$1,984	$5,725	$3,981
Weighted average common shares outstanding (000)	8,064	7,928	8,033	7,912

Basic Earnings per Share	$0.38	$0.25	$0.71	$0.50

Earnings per share assuming dilution
Net income	$3,343	$2,404	$6,206	$4,821
Preferred stock dividends and accretion of discount	266	420	481	840
Income available to common shareholders	$3,077	$1,984	$5,725	$3,981
Weighted average common shares outstanding (000)	8,064	7,928	8,033	7,912
Add dilutive effect of assumed exercises of options	55	67	52	15
Weighted average common and dilutive potential common shares outstanding (000)	8,119	7,995	8,085	7,927

Diluted Earnings per Share	$0.38	$0.25	$0.71	$0.50

Stock options for 218,040 shares for the three and six months of 2013, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options and warrants for 255,182 shares for the three months and 872,079 for the six months of 2012, were not considered in computing diluted earnings per share because they were anti-dilutive.

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

Highlights

On June 14, 2013, we completed the redemption of the remaining $17 million of outstanding preferred stock. Owners of the preferred stock received $1,000 par value, plus accrued dividends through the redemption date. Funding for the redemption was provided from a combination of internal funds and $8 million borrowed on a corporate line of credit. All systems conversions relative to our charter merger were completed during the second quarter with little to no impact on customers.

Through the first half of the year, earnings were $6.2 million, or $0.71 per share, compared with $4.8 million, or $0.50 in the first half of 2012. The earnings improvement was by lower credit costs as the provision for loan losses was $3.2 million lower in the first half of 2013.

Financial Condition

Total assets at June 30, 2013 were down $42 million from year end 2012 at $1.457 billion. Cash and cash equivalents decreased $48 million from year end and securities available for sale decreased $3 million. Loans increased $11 million before the allowance for loan losses. The increase in loans was driven by a pickup in commercial lending during the second quarter and a decrease in nonaccrual loans of $4.0 million.

The allowance for loan losses decreased by $1.1 million in the first six months of the year to $20.2 million. The allowance to ending loans ratio was 2.08%, compared with 2.21% at year end 2012 and 2.18% at June 30, 2012. Our problem assets categories continued to show improvement during the quarter as nonaccrual loans have now declined $3.8 million from year end and $6.0 million from June 30 a year ago. Restructured loans which are in conformance with their new terms were $1.1 million higher compared with year end, and increased $2.5 million from June 30, 2012. Loans 90 days or more past due and still accruing interest decreased $19,000 from year end, and were $540,000 below year ago levels. Other Real Estate Owned decreased $421,000 from the end of the year to $2.5 million, and was down $1.2 million from last year’s second quarter. We are pleased with the progress we have made in the problem loan area over the past two years and expect that we will need to remain vigilant as we work through the remaining problem loans in these categories. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to minimize or avoid losses. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Following is a comparison of loan balances for the quarter and prior year end.

(In thousands of dollars)	June 30, 2013	December 31, 2012	Change
Commercial and industrial	$155,528	$150,044	$5,484
Commercial real estate	477,850	472,697	5,153
First lien residential mortgages	214,835	214,396	439
Junior lien residential mortgages	56,483	58,747	(2,264)
Consumer	69,839	67,673	2,166
Subtotal	974,535	963,557	10,978
Add: Deferred fees (net of deferred costs)	269	205	64
Less: Allowance for loan losses	(20,239)	(21,340)	1,101
Loans, net	$954,565	$942,422	$12,143

First lien residential mortgages increased $0.4 million, or 0.2%, from year end 2012 as new loan production more than offset pay downs of loans and refinanced loans sold in the secondary market. Junior lien residential mortgage loans however declined by $2.3 million, or 3.9% as new equity lines failed to replace those that paid off. Commercial and industrial and commercial real estate loans showed a nice increase, increasing $10.6 million, or 1.7% as new loans from qualified borrowers were able to outpace principal pay downs. Consumer loans increased $2.2 million, or 3.2% from year end. These numbers show some improvement over recent quarters, but it is yet to be determined whether new loan demand is sustainable for the remainder of the year.

Net charge-offs of loans were $1.2 million in the second three months of 2013, compared with $1.8 million in the first quarter of the year and $2.2 million in the second quarter of 2012. The ratio of net charge-offs of loans (annualized) to average loans was 0.48% in the second quarter of 2013 compared to 0.73% in the first quarter of 2013 and 0.89% in the second quarter of 2012. Second quarter 2013 charge offs included $798,000 of loans which were specifically reserved for at March 31, 2013.

Total deposits decreased $33 million, or 2.7% when compared with year end 2012 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances decreased $10 million, or 3.0%, savings balances increased $9 million, or 3.2%, and time balances decreased $32 million, or 8.5%. Within time balances, wholesale CDs were $704,000 lower than year end, while core market CDs were down $31.2 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $633,000, or 0.3% higher than year end.

For the six month period ended June 30, 2013, Federal Home Loan Bank advances were down $2.6 million, or 11.7% from year end. During the second quarter of 2013 we borrowed $8 million on a new line of credit for the purpose of redeeming our outstanding preferred stock. Securities sold under agreements to repurchase and overnight borrowings were $876,000, or 2.0% higher due to normal fluctuations in customer cash flows. Accrued interest and other liabilities decreased $248,000 compared with year end.

Total shareholders’ equity decreased $14.6 million from the previous year end primarily due to the $16.9 million reduction in preferred stock redeemed in June. Net income exceeded dividends to shareholder by $4.8 million. Net income of $6.2 million and common stock issuances of $701,000 increased shareholders’ equity, while common and preferred stock dividends of $1.4 million reduced shareholder’s equity. Accumulated other comprehensive income decreased $3.2 million from year end as increasing interest rates at the end of the quarter caused a reduction in the fair value of our investment portfolio. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $16.41 at June 30, 2013, increasing from $16.26 at December 31, 2012. Tangible shareholders common equity per share (total common equity less goodwill and other intangible assets) was $11.92 at the end of the second quarter of 2013, increasing from $11.71 at year end 2012. Shareholders’ common equity per share calculations exclude preferred stock of $16.9 million at December 31, 2012.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(In thousands of dollars)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at June 30, 2013	$131,859	$131,859	$148,063
Required Regulatory Capital	$58,520	$38,764	$77,527
Capital in Excess of Regulatory Minimums	$73,339	$93,095	$70,536

Capital Ratios at June 30, 2013	9.01%	13.61%	14.87%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the second quarter of 2013. At the end of the seocnd quarter our total risk based capital ratio was 14.87% compared with 15.99% at year end 2012. Tier 1 capital and tier 1 leverage ratios were 13.61% and 9.01% compared with 14.73% and 9.71% at year end 2012. The decrease in all of the capital ratios during the quarter was a result of the redemption of our preferred stock, which qualified as Tier I capital, net of capital retention and limited asset growth. As of June 30, 2013, both of our affiliate banks continue to exceed the “Well Capitalized” regulatory definition.

Results of Operations

Three Months Ended June 30, 2013

For the second quarter of 2013, net income was $3,343,000, and basic and diluted earnings per share were $0.38, compared with net income of $2,404,000, and $0.25 basic and diluted earnings per share for the second quarter of 2012, and compared with net income of $2,863,000, and $0.33 basic and diluted earnings per share, for the first quarter of 2013. Net income available to common shareholders was $3,077,000 in the current quarter compared with $1,984,000 in the second quarter of 2012 and $2,648,000 in the first quarter of 2013.

Favorably affecting the current quarter were mortgage loan sale gains of $1.5 million, lower provision for loan losses in this year’s second quarter, and lower costs associated with other real estate owned during the current quarter.

Average earning assets decreased $8 million, when the second quarter of 2013 is compared to the same quarter a year ago. Average net loan balances declined $21 million, while average overnight investments decreased $2 million, and average available for sale securities increased $7 million. The tradeoff of balances from the loan portfolio to securities, as well as the lower overall level of earning assets negatively affected the net interest margin. Compared with the previous quarter, average earning assets decreased $12 million, or 0.9%.

The yield on earning assets decreased 33 basis points, to 4.34%, for the quarter ended June 30, 2013, compared to 4.67% for the same quarter a year ago, but was three basis points higher when compared with the first quarter of 2013. The cost of funding related liabilities also decreased, falling 18 basis points when comparing this year’s second quarter to the same period a year ago, from 0.63% in 2012, to 0.45% in 2013. Compared with the prior quarter, the cost of funding related liabilities fell by three basis points. The net interest margin decreased 16 basis points from last year’s second quarter of 4.05% to 3.89% in the current quarter. The net interest margin increased six basis points when compared to the previous quarter. Net interest income decreased $648,000 to $13.2 million in the second quarter of 2013 compared with the same period of 2012, due to the unfavorable shift of earning assets from loans to the investment portfolio, and the continued low interest rate environment. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on the loan while our ability to reduce funding costs is limited. This combination has resulted in a lower net interest margin.

Provision for loan losses was $552,000 in this year’s second quarter compared with $2.5 million in the second quarter of 2012. The provision for loan losses was also $726,000 lower than the first quarter of 2013. In the second quarter of the year we charged down $0.8 million of commercial loans, for which we had specific reserves set aside at the end of the previous quarter. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide for future losses at the current level of charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across both of our banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $3.0 million in the second quarter of 2013, compared with $3.0 million in the second quarter of 2012 and $2.9 million in the first quarter of 2013. Compared with 2012’s second quarter, gains on sale of mortgages were virtually unchanged, as the current levels of mortgage refinancing, resulting from the low interest rate environment have persisted for over a year now. Gain on sale of mortgage loans decreased by $94,000, or 6.0% when the second quarter of 2013 is compared to the first quarter of the year. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market are continuing to provide incentives to borrowers to refinance their loans at lower rates. More recently rates have risen, which could lead to a lower level of re-finance activity going forward. Service charges on deposit accounts were $16,000 lower than the year ago second quarter, but increased $24,000 compared with the first quarter of 2013. Mortgage servicing income decreased $42,000 compared with last year’s second quarter but was $109,000 higher than last quarter. Changes in this area are caused by accelerated write off of mortgage servicing assets in the period due to customers re-financing their loans. Other income increased $19,000 from last year’s second quarter and was $81,000 higher than the first quarter of 2013. This category of earnings includes gains and losses on the sale of other real estate. Other real estate sales occur when the bank has foreclosed on property and subsequently sells the property. The net gain on sale of other real estate was $116,000 higher in this year’s second quarter and $49,000 higher than the first quarter 2013.

Total non-interest expense decreased $125,000, or 1.1%, when comparing the three month periods ended June 30, 2013 and 2012 and was primarily due to lower other real estate costs, which declined $192,000 from the year ago second quarter. FDIC premiums were $49,000 lower than last year as we now are realizing the benefit of the new premium methodology implemented by the FDIC mid-year 2012. Salary and benefits expense was $237,000 higher when compared with the second quarter of last year due primarily to higher variable compensation expense, which increased by $142,000 as the company’s performance this year has improved compared with last year The additional change is due to the impact of annual merit increases.

Compared with first quarter 2013, non-interest expense was $306,000 higher. Salary and benefits costs were $213,000 lower, due to lower payroll tax expense, group health premiums, and 401k match expense. Advertising and promotions costs increased $80,000 from the first quarter due to seasonal increases in marketing activities. Other expense increased $374,000 mainly due to a $270,000 charge to write down the value of an asset acquired from a failed loan.

Federal Income tax expense was $1.4 million in the second quarter of 2013, compared with $0.9 million in last year’s second quarter and $1.2 million in the first quarter of 2013. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

Six Months Ended June 30, 2013

For the first half of 2013, net income was $6,206,000, basic and diluted earnings per share were $0.71, compared with net income of $4,821,000, and $0.50 basic and diluted per share for the first six months of 2012. Net income available to common shareholders was $5,725,000 in the current year compared with $3,981,000 in the first half of 2012.

Favorably affecting the current year were mortgage loan sale gains of $3.0 million, lower provision for loan losses, and lower costs associated with other real estate owned.

Average earning assets increased $2 million, when the first six months of 2013 is compared to the same period a year ago. Average portfolio loan balances declined $20 million, while average overnight investments increased $5 million, and average available for sale securities increased $9 million. The tradeoff of balances from the loan portfolio to securities, negatively affected the net interest margin.

The yield on earning assets decreased 38 basis points, to 4.32%, for the six months ended June 30, 2013, compared to 4.70% for the same six month period a year ago. The cost of funding related liabilities also decreased, falling 19 basis points when comparing this year’s first half to the same period a year ago, from 0.66% in 2012, to 0.47% in 2013. The net interest margin decreased 18 basis points from last year’s first half of 4.04% to 3.86% in the current year. Net interest income decreased $1.4 million to $26.2 million in 2013 when compared with the same period of 2012, due to the unfavorable shift of earning assets from loans to the investment portfolio, and the continued low interest rate environment. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on the loan while our ability to reduce funding costs is limited. This combination has resulted in a lower net interest margin.

The provision for loan losses decreased $3.2 million when the first half of 2013 is compared to the same period of 2012. In the first six months of 2013 we charged down $0.8 million of commercial loans, for which we had specific reserves set aside at the end of the previous year. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide for future losses at the current level of charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across both of our banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $5.9 million in the six months of 2013, compared with $6.2 million in the first six months of 2012. Compared with 2012, gains on sale of mortgages were $127,000 lower, as the current levels of mortgage refinancing, resulting from the low interest rate environment have begun to decline. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market are continuing to provide incentives to borrowers to refinance their loans at lower rates. More recently rates have risen, which could lead to a lower level of re-finance activity going forward. Service charges on deposit accounts were $54,000 lower than the year ago first half. Mortgage servicing income decreased $84,000 compared with last year’s first half. Changes in this area are caused by accelerated write off of mortgage servicing assets in the period due to customers re-financing their loans. Other income decreased $122,000 from last year’s first six months. This category of earnings includes gains and losses on the sale of other real estate. Other real estate sales occur when the bank has foreclosed on property and subsequently sells the property. The net gain on sale of other real estate was $48,000 lower this year than the first half 2012.

Total non-interest expense decreased $571,000, or 2.6%, when comparing the six month periods ended June 30, 2013 and 2012 and was primarily due to lower other real estate costs, which declined signifcantly from the year ago period. FDIC premiums were also $164,000 lower than last year as we now are realizing the benefit of the new premium methodology implemented by the FDIC mid-year 2012. Salary and benefits expense was $485,000 higher when compared with the first half of last year due primarily to higher variable compensation expense, which increased by $285,000 as the company’s performance this year has improved compared with last year, and the impact of annual merit increases. Other real estate owned costs decreased $445,000 as costs to carry fewer properties and lower write downs on the value of properties have improved earnings. Other expense decreased by $441,000 from the prior year’s first half. This category of expense includes many miscellaneous items, and benefited from lower losses in our captive insurance entity by $212,000 when comparing the two years.

Federal Income tax expense was $2.5 million in the first half of 2013, compared with $2.0 million in last year’s first half. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

Liquidity

At June 30, 2013, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $52 million, a decrease of $48 million compared with year end 2012. This decrease was primarily the result of a decrease in deposits of $33 million. Our securities available for sale portfolio now stands at $351 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $54 million, $105 million, and $44 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed. In addition, in the second quarter of 2013, we established a $10 million line of credit for the corporation. The line had $2 million of availability at the end of the quarter.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On August 2, 2013, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of June 30, 2013 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

Item 6. Exhibits

Exhibit	Description

10.1	Promissary Note executed by Firstbank Corporation on May 17,2013 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-k dated May 17,213).

10.2	Business Loan Agreement between Firstbank Corporation and Chemical Bank signed May 17, 2013 (incorporated by reference to Exhibit 10.1 tot the Company’s current report on Form 8-k dated May 17, 2013).

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

FIRSTBANK CORPORATION
(Registrant)

Date: August 2, 2013	/s/ Thomas R. Sullivan
Thomas R. Sullivan
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	/s/ Samuel G. Stone
Samuel G. Stone
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit	Description

10.1	Promissary Note executed by Firstbank Corporation on May 17,2013 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-k dated May 17,213).

10.2	Business Loan Agreement between Firstbank Corporation and Chemical Bank signed May 17, 2013 (incorporated by reference to Exhibit 10.1 tot the Company’s current report on Form 8-k dated May 17, 2013).

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of the Chief Executive Officer and the Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File