Form 10-Q
period 2013-09-30
FIRSTBANK CORP
filed 2013-11-12
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September30, 2013

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
Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___  No  X

Common stock outstanding at October 31, 2013: 8,076,622 shares.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (UNAUDITED)	Page 3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 29

Item 4.	Controls and Procedures	Page 30

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 30

Item 5.	Other Information	Page 30

Item 6.	Exhibits	Page 30

SIGNATURES		Page 33

FIRSTBANK CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands except share data)

UNAUDITED

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$28,944	$38,544
Short term investments	31,019	61,057
Total cash and cash equivalents	59,963	99,601

FDIC insured bank time certificates of deposit	1,440	2,927
Trading account securities	8	6
Securities available for sale	357,421	353,678
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	732	2,921
Loans	982,286	963,762
Allowance for loan losses	(19,608)	(21,340)
Premises and equipment, net	23,893	24,356
Goodwill	35,513	35,513
Core deposit and other intangibles	675	965
Other real estate owned	2,161	2,925
Accrued interest receivable and other assets	25,201	26,182

Total Assets	$1,476,951	$1,498,762

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing accounts	$259,946	$251,109
Interest bearing accounts:
Demand	359,926	348,598
Savings	276,783	265,323
Time	333,461	376,371
Total Deposits	1,230,116	1,241,401

Securities sold under agreements to repurchase and overnight borrowings	47,333	42,785
Federal Home Loan Bank advances and other borrowing	19,861	22,493
Subordinated debentures	36,084	36,084
Accrued interest and other liabilities	8,242	8,941
Total Liabilities	1,341,636	1,351,704

Shareholders’ Equity:
Preferred stock; no par value, 300,000 shares authorized, 0 issued and outstanding (17,000 at December 31, 2012)	0	16,908
Common stock; 20,000,000 shares authorized, 8,076,621 shares issued and outstanding (8,001,903 at December 31, 2012)	116,466	115,621
Retained earnings	18,064	10,921
Accumulated other comprehensive income	785	3,608
Total Shareholders’ Equity	135,315	147,058

Total Liabilities and Shareholders’ Equity	$1,476,951	$1,498,762

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands except per share data)

UNAUDITED

	Three Months Ended September 30,
	2013	2012
Interest income:
Interest and fees on loans	$13,012	$14,145
Securities:
Taxable	894	1,104
Exempt from federal income tax	441	272
Short term investments	36	53
Total interest income	14,383	15,574
Interest expense:
Deposits	1,190	1,588
FHLB advances and other borrowing	173	170
Subordinated Debt	165	274
Total Interest Expense	1,528	2,032
Net Interest Income	12,855	13,542
Provision for loan losses	0	1,364
Net interest income after provision for loan losses	12,855	12,178
Non-interest income:
Service charges on deposit accounts	1,043	1,048
Gain on sale of mortgage loans	894	1,661
Mortgage servicing, net of amortization	109	(95)
Loss on trading account securities	(4)	(5)
Gain on sale of available for sale securities	0	2
Other	444	405
Total non-interest income	2,486	3,016
Non-interest expense:
Salaries and employee benefits	5,805	5,865
Occupancy and equipment	1,335	1,267
FDIC insurance premium	233	265
Amortization of intangibles	86	109
Outside professional services	324	293
Advertising and promotions	347	400
Other real estate owned costs	143	513
Other	2,236	2,717
Merger related expenses	738	0
Total non-interest expense	11,247	11,429

Income before federal income taxes	4,094	3,765
Federal income taxes	1,225	1,050
Net Income	$2,869	$2,715

Preferred stock dividends and accretion of discount on preferred stock	0	220
Net income available to common shareholders	$2,869	$2,495

Basic earnings per share	$0.36	$0.31
Diluted earnings per share	$0.35	$0.31
Dividends per share	$0.06	$0.01

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

SEPTMBER 30, 2013 AND 2012

(Dollars in thousands except per share data)

UNAUDITED

	Nine Months Ended September 30,
	2013	2012
Interest income:
Interest and fees on loans	$39,695	$43,206
Securities:
Taxable	2,721	3,508
Exempt from federal income tax	1,244	845
Short term investments	146	161
Total interest income	43,806	47,720
Interest expense:
Deposits	3,777	5,198
FHLB advances and other borrowing	475	552
Subordinated Debt	496	822
Total Interest Expense	4,748	6,572
Net Interest Income	39,058	41,148
Provision for loan losses	1,830	6,352
Net interest income after provision for loan losses	37,228	34,796
Non-interest income:
Service charges on deposit accounts	3,107	3,166
Gain on sale of mortgage loans	3,922	4,816
Mortgage servicing, net of amortization	(54)	(174)
Gain on trading account securities	2	1
Gain on sale of available for sale securities	52	42
Other	1,325	1,408
Total non-interest income	8,354	9,259
Non-interest expense:
Salaries and employee benefits	17,428	17,003
Occupancy and equipment	4,021	3,912
FDIC insurance premium	768	964
Amortization of intangibles	291	380
Outside professional services	964	895
Advertising and promotions	1,048	1,120
Other real estate owned costs	495	1,309
Other	7,002	7,925
Merger related expenses	738	0
Total non-interest expense	32,755	33,508

Income before federal income taxes	12,827	10,547
Federal income taxes	3,752	3,011
Net Income	$9,075	$7,536

Preferred stock dividends and accretion of discount on preferred stock	481	1,060
Net income available to common shareholders	$8,594	$6,476

Basic earnings per share	$1.07	$0.82
Diluted earnings per share	$1.06	$0.82
Dividends per share	$0.18	$0.08

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)

UNAUDITED

	Three Months Ended September 30,
	2013	2012
Net income	$2,869	$2,715
Other comprehensive income/(loss):
Unrealized holding gains arising during the period	590	588
Less: reclassification adjustment for gains included in net income	0	(2)
Other comprehensive income before taxes	590	586
Income tax expense related to items in other comprehensive income	(201)	(199)
Other comprehensive income net of income tax effect from reclassification of $0 and $1 in 2013 and 2012, respectively	389	387
Comprehensive income	$3,258	$3,102

	Nine Months Ended September 30,
	2013	2012
Net income	$9,075	$7,536
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period	(4,218)	1,934
Less: reclassification adjustment for gains included in net income	(52)	(42)
Other comprehensive income/(loss) before taxes	(4,270)	1,892
Income tax benefit/(expense) related to items in other comprehensive income	1,447	(643)
Other comprehensive income/(loss) net of income tax effect from reclassification of $27 and $22 in 2013 and 2012, respectively	(2,823)	1,249
Comprehensive income	$6,252	$8,785

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR PERIODS ENDED SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Dollars in thousands except share data)

	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$115,734	$32,792	$3,955	$2,896	$155,377
Net income for 2012			10,534		10,534
Cash dividends on common stock - $0.29 per share			(2,314)		(2,314)
Accrued dividends on preferred stock and accretion of discount on preferred stock		22	(1,269)		(1,247)
Redemption of 16,000 shares of preferred stock	850	(15,906)			(15,056)
Amortization of stock warrants	(15)		15		0
Repurchase of stock warrants	(1,947)				(1,947)
Issuance of 46,512 shares of common stock through the dividend reinvestment plan	440				440
Issuance of 21,925 shares of common stock from supplemental shareholder investments	201				201
Issuance of 40,980 shares of common stock	262				262
Stock option and restricted stock expense	96				96
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $366				712	712
Balances at December 31, 2012	115,621	16,908	10,921	3,608	147,058

Year to date net income September 30, 2013			9,075		9,075
Cash dividends on common stock - $0.18 per share			(1,451)		(1,451)
Accrued dividends on preferred stock and accretion of discount on preferred stock		92	(481)		(389)
Redemption of 17,000 shares of preferred stock		(17,000)			(17,000)
Issuance of 13,543 shares of common stock through the dividend reinvestment plan	176				176
Issuance of 8,385 shares of common stock from supplemental shareholder investments	111				111
Issuance of 52,790 shares of common stock	489				489
Stock option and restricted stock expense	69				69
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $(1,454)				(2,823)	(2,823)
Balances at September 30, 2013	$116,466	$0	$18,064	$785	$135,315

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(In thousands of dollars)

UNAUDITED

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net income	$9,075	$7,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,830	6,352
Depreciation of premises and equipment	1,394	1,446
Net amortization of security premiums/discounts	3,287	2,895
Gain on trading account securities	(2)	(1)
Gain on available for sale securities transactions	(52)	(42)
Amortization of intangibles	291	380
Stock option and restricted stock expense	69	67
Gain on sale of mortgage loans	(3,922)	(4,816)
Proceeds from sales of mortgage loans	123,480	148,517
Loans originated for sale	(117,369)	(147,165)
Deferred federal income tax benefit	(558)	(793)
Decrease in accrued interest receivable and other assets	2,937	568
Increase/(decrease) in accrued interest payable and other liabilities	(699)	2,536
Net cash provided from operating activities	19,761	17,480

Investing Activities:
Proceeds from sale of securities available for sale	6,332	2,705
Proceeds from maturities of CD’s	1,487	1,505
Proceeds from maturities and calls of securities available for sale	71,091	103,772
Purchases of securities available for sale	(88,678)	(115,482)
Proceeds from sale of premises and equipment	146	5
Net increase in portfolio loans	(26,170)	(2,155)
Proceeds from sale of other real estate owned	4,903	4,196
Net purchases of premises and equipment	(1,077)	(1,290)
Net cash used in investing activities	(31,966)	(6,744)

Financing Activities:
Net (decrease)/increase in deposits	(11,285)	4,319
Net increase/(decrease) in securities sold under agreements to repurchase and overnight borrowings	4,548	(857)
Repayment of Federal Home Loan Bank advances	(2,632)	(7,899)
Repurchase of preferred stock	(17,000)	(15,056)
Repurchase of stock warrants	0	(1,947)
Proceeds from Federal Home Loan Bank advances	0	8,000
Cash proceeds from issuance of common stock, net	776	539
Cash dividends on preferred stock	(389)	(1,040)
Cash dividends on common stock	(1,451)	(636)
Net cash used by financing activities	(27,433)	(14,577)

Decrease in cash and cash equivalents	(39,638)	(3,841)
Cash and cash equivalents at beginning of period	99,601	75,816
Cash and cash equivalents at end of period	$59,963	$71,975

Supplemental Disclosure:
Interest Paid	$4,669	$6,658
Income Taxes Paid	$3,925	$3,400
Non cash transfers of loans to Other Real Estate Owned	$4,084	$6,615

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank and its 46% ownership in 1st Investors Title, LLC, Keystone Community Bank, collectively the “Banks”, FBMI Risk Management Services, Inc., a company that provides insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 44% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2012.

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

(In thousands of dollars)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
September 30, 2013
Securities available for sale
U.S. governmental agency	$107,919	$641	$(224)	$108,336
States and political subdivisions	147,202	811	(1,656)	146,357
Mortgage backed securities	62,127	1,149	(173)	63,103
Collateralized mortgage obligations	37,344	499	(58)	37,785
Equity and other securities	1,611	229	0	1,840
Total securities available for sale	$356,203	$3,329	$(2,111)	$357,421

December 31, 2012
Securities available for sale
U.S. governmental agency	$105,629	$1,271	$(15)	$106,885
States and political subdivisions	116,123	1,786	(95)	117,814
Mortgage backed securities	64,550	1,729	(2)	66,277
Collateralized mortgage obligations	60,278	810	(58)	61,030
Equity and other securities	1,610	62	0	1,672
Total securities available for sale	$348,190	$5,658	$(170)	$353,678

Securities with unrealized losses at September 30, 2013 and December 31, 2012 not recognized in income are as follows:

(In thousands of dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
U.S. governmental agency	$27,403	$(224)	$0	$0	$27,403	$(224)
States and political subdivisions	68,508	(1,603)	4,414	(53)	72,922	(1,656)
Mortgage backed securities	15,096	(173)	0	0	15,096	(173)
Collateralized mortgage obligations	2,483	(13)	6,930	(45)	9,413	(58)
Total temporarily impaired	$113,490	$(2,013)	$11,344	$(98)	$124,834	$(2,111)

December 31, 2012
U.S. governmental agencies	$10,135	$(15)	$0	$0	$10,135	$(15)
States and political subdivisions	17,141	(93)	582	(2)	17,723	(95)
Mortgage backed securities	0	0	513	(2)	513	(2)
Collateralized mortgage obligations	19,995	(55)	721	(3)	20,716	(58)
Total temporarily impaired	$47,271	$(163)	$1,816	$(7)	$49,087	$(170)

Unrealized losses on securities shown in the previous tables have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future. The decline in market value reflected above was due to changes in longer term interest rates for debt securities, following comments made by the chairman of the federal reserve. The value of a security moves inversely to interest rates, so as rates rose, the unrealized gain or loss in the portfolio was negatively affected. Changes in rates are typical and do not impact earnings of the company so long as investments are held to their maturity. Where unrealized losses exist, management has reviewed the issuers’ bond ratings, noting they remain of high credit quality. As of September 30, 2013 there were 242 securities with negative market positions in the portfolio compared with 74 securities with negative market positions at December 31, 2012.

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the nine months ended September 30, 2013 and 2012.

	As of September 30,
(In thousands of dollars)	2013	2012
Trading Account Securities Gains/Losses	$2	$1

Available for Sale Securities
Gross realized gains	79	42
Gross realized losses	27	0
Net realized gains	$52	$42

The carrying value of securities at September 30, 2013, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)	Carrying Value
Due in one year or less	$50,587
Due after one year through five years	149,361
Due after five years through ten years	104,967
Due after ten years	50,666
Total debt securities	355,581

Equity securities	1,840
Total securities	$357,421

At September 30, 2013 and December 31, 2012, securities with carrying values approximating $47,333,000 and $45,645,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

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

Credit Quality Indicators:

Loans at period end were as follows:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Commercial and Industrial
Pass loans	$142,668	$133,678
Watch loans	6,629	5,367
Special mention loans	5,957	5,436
Substandard loans	2,178	1,881
Impaired restructured and accruing loans	1,548	3,234
Impaired nonaccrual loans	111	448
Doubtful nonaccrual loans	0	0
Total Commercial and Industrial	159,091	150,044

Commercial Real Estate
Pass loans	$388,944	$373,577
Watch loans	48,542	50,790
Special mention loans	16,747	18,117
Substandard loans	5,879	9,655
Impaired restructured and accruing loans	13,634	12,106
Impaired nonaccrual loans	5,914	8,427
Doubtful nonaccrual loans	0	25
Total Commercial Real Estate	479,660	472,697

First lien residential mortgage loans
Performing loans	$206,987	$202,357
Loans > 60 days past due	1,052	1,046
Impaired restructured and accruing loans	4,637	4,953
Nonaccrual loans	4,868	6,040
Total First lien residential mortgage loans	217,544	214,396

Junior lien residential mortgage loans
Performing loans	$54,309	$58,089
Loans > 60 days past due	19	96
Impaired restructured and accruing loans	248	235
Nonaccrual loans	275	327
Total Junior lien residential mortgage loans	54,851	58,747

Consumer Loans
Performing loans	$70,738	$67,042
Loans > 60 days past due	58	39
Impaired restructured and accruing loans	105	191
Nonaccrual loans	36	401
Total Consumer Loans	70,937	67,673

Deferred Fees and Costs	203	205

Total Loans	$982,286	$963,762

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

Allowance for credit losses for the three months ended September 30 were:

(In thousands of dollars)
Three months ending September 30, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,821	$10,237	$6,287	$569	$579	$746	$20,239
Provision for loan losses	14	36	71	10	87	(218)	0
Loans charged off	(68)	(107)	(587)	(41)	(79)	0	(882)
Recoveries	106	109	10	0	26	0	251
Ending balance	$1,873	$10,275	$5,781	$538	$613	$528	$19,608

Three months ending September 30, 2012
Allowance for Credit Losses:
Beginning balance	$2,404	$11,215	$5,643	$523	$851	$886	$21,522
Provision for loan losses	(238)	817	845	229	94	(383)	1,364
Loans charged off	(110)	(956)	(571)	(174)	(163)	0	(1,974)
Recoveries	34	277	35	0	74	0	420
Ending balance	$2,090	$11,353	$5,952	$578	$856	$503	$21,332

Allowance for credit losses for the nine months ended September 30 were:

Nine months ending September 30, 2013	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,896	$11,565	$5,656	$555	$805	$863	$21,340
Provision for loan losses	92	283	1,626	207	(43)	(335)	1,830
Loans charged off	(274)	(1,770)	(1,570)	(224)	(367)	0	(4,205)
Recoveries	159	197	69	0	218	0	643
Ending balance	$1,873	$10,275	$5,781	$538	$613	$528	$19,608

Nine months ending September 30, 2012
Allowance for Credit Losses:
Beginning balance	$2,485	$11,534	$5,393	$505	$931	$171	$21,019
Provision for loan losses	81	3,059	2,138	533	209	332	6,352
Loans charged off	(535)	(3,605)	(1,744)	(460)	(547)	0	(6,891)
Recoveries	59	365	165	0	263	0	852
Ending balance	$2,090	$11,353	$5,952	$578	$856	$503	$21,332

Unpaid principal balance in financing receivables at period end were:

(In thousands of dollars)			First Lien	Junior Lien
September 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$524	$4,137	$2,493	$137	$27	$0	$7,318

Ending balance: collectively evaluated for impairment	$1,349	$6,138	$3,288	$401	$586	$528	$12,290

Financing Receivables:
Ending balance	$159,091	$479,660	$217,544	$54,851	$70,937	$0	$982,083

Ending balance: individually evaluated for impairment	$1,659	$19,548	$9,505	$523	$141	$0	$31,376

Ending balance: collectively evaluated for impairment	$157,432	$460,112	$208,039	$54,328	$70,796	$0	$950,707

September 30, 2012
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$321	$3,479	$0	$0	$0	$0	$3,800

Ending balance: collectively evaluated for impairment	$1,769	$7,874	$5,952	$578	$856	$503	$17,532

Financing Receivables:
Ending balance	$152,259	$479,577	$215,893	$60,661	$69,020	$0	$977,410

Ending balance: individually evaluated for impairment	$2,675	$22,625	$0	$0	$0	$0	$25,300

Ending balance: collectively evaluated for impairment	$149,584	$456,952	$215,893	$60,661	$69,020	$0	$952,110

Age Analysis of Past Due Loans:

(In thousands of dollars)								Recorded
At September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Day s or More Past Due	Total Past Due	Nonaccrual loans	Current	Total Financing Receivables	Investment > 90 days and accruing
Commercial and Industrial	$685	$46	$0	$731	$111	$158,249	$159,091	$0
Commercial Real Estate	625	324	14	963	5,914	472,783	479,660	14
Residential Mortgages First Liens	789	1,039	12	1,840	4,868	210,836	217,544	12
Residential Mortgages Junior Liens	379	19	0	398	275	54,178	54,851	0
Consumer	305	58	0	363	36	70,538	70,937	0
Deferred Fees and Costs	0	0	0	0	0	203	203	0
Total	$2,783	$1,486	$26	$4,295	$11,204	$966,787	$982,286	$26

At December 31, 2012
Commercial and Industrial	$206	$140	$0	$346	$448	$149,250	$150,044	$0
Commercial Real Estate	604	1,881	0	2,485	8,452	461,760	472,697	0
Residential Mortgages First Liens	772	969	37	1,778	6,040	206,578	214,396	37
Residential Mortgages Junior Liens	473	96	0	569	327	57,851	58,747	0
Consumer	435	39	0	474	401	66,798	67,673	0
Deferred Fees and Costs	0	0	0	0	0	205	205	0
Total	$2,490	$3,125	$37	$5,652	$15,668	$942,442	$963,762	$37

Impaired loans were as follows:

(In thousands of dollars)		Unpaid
September 30, 2013	Recorded Investment	Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$341	$337	0
Commercial Real Estate	6,692	6,676	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$7,033	$7,013	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$805	$1,322	$524
Commercial Real Estate	8,767	12,871	4,137
Residential Mortgages First Liens	7,058	9,504	2,493
Residential Mortgages Junior Liens	386	523	137
Consumer	115	141	27
Total	$17,131	$24,361	$7,318

Total
Commercial and Industrial	$1,146	$1,659	$524
Commercial Real Estate	15,459	19,545	4,137
Residential Mortgages First Liens	7,058	9,505	2,493
Residential Mortgages Junior Liens	386	523	137
Consumer	115	141	27
Total	$24,164	$31,376	$7,318

December 31, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$891	$891	0
Commercial Real Estate	9,215	9,212	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$10,106	$10,103	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$2,273	$2,792	$515
Commercial Real Estate	8,377	11,346	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$20,183	$26,285	$6,100

Total
Commercial and Industrial	$3,164	$3,683	$515
Commercial Real Estate	17,592	20,558	2,971
Residential Mortgages First Liens	8,695	10,993	2,298
Residential Mortgages Junior Liens	472	562	90
Consumer	366	592	226
Total	$30,289	$36,388	$6,100

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Three months ended September 30, 2013		Three months ended September 30, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$984	$1	$2,779	$18
Commercial Real Estate	7,387	40	9,260	113
Residential Mortgages First Liens	0	0	9,451	56
Residential Mortgages Junior Liens	0	0	530	2
Consumer	0	0	481	2
Total	$8,371	$41	$22,501	$191

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$730	$22	$449	$1
Commercial Real Estate	8,694	163	10,097	9
Residential Mortgages First Liens	7,420	68	0	0
Residential Mortgages Junior Liens	388	3	0	0
Consumer	117	1	0	0
Total	$17,349	$257	$10,546	$10

Total
Commercial and Industrial	$1,714	$23	$3,228	$19
Commercial Real Estate	16,081	203	19,357	122
Residential Mortgages First Liens	7,420	68	9,451	56
Residential Mortgages Junior Liens	388	3	530	2
Consumer	117	1	481	2
Total	$25,720	$298	$33,047	$201

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$1,050	$134	$3,355	$164
Commercial Real Estate	8,163	557	10,463	648
Residential Mortgages First Liens	0	0	9,749	295
Residential Mortgages Junior Liens	0	0	487	9
Consumer	0	0	414	15
Total	$9,213	$691	$24,468	$1,131

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$1,125	$59	$532	$2
Commercial Real Estate	8,517	429	11,107	100
Residential Mortgages First Liens	8,977	318	0	0
Residential Mortgages Junior Liens	497	14	0	0
Consumer	268	13	0	0
Total	$19,384	$833	$11,639	$102

Total
Commercial and Industrial	$2,175	$193	$3,887	$166
Commercial Real Estate	16,680	986	21,570	748
Residential Mortgages First Liens	8,977	318	9,749	295
Residential Mortgages Junior Liens	497	14	487	9
Consumer	268	13	414	15
Total	$28,597	$1,524	$36,107	$1,233

Loan modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
Quarter to date:
September 30, 2013
Commercial and industrial	2	$219	$217	0	$0
Commercial real estate	0	0	0	0	0
Residential First Liens	1	203	134	2	172
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	3	$422	$351	2	$172

September 30, 2012
Commercial and industrial	3	$190	$187	0	$0
Commercial real estate	4	1,613	1,590	0	0
Residential First Liens	6	871	870	1	64
Residential junior liens	1	15	15	1	9
Consumer	0	0	0	0	0
Total	14	$2,689	$2,662	2	$73

Year to date:
September 30, 2013
Commercial and industrial	5	$308	$305	2	$100
Commercial real estate	5	1,661	1,671	0	0
Residential First Liens	6	1,040	970	5	568
Residential junior liens	1	19	19	0	0
Consumer	0	0	0	0	0
Total	17	$3,028	$2,965	7	$668

September 30, 2012
Commercial and industrial	9	$998	$988	5	$1,143
Commercial real estate	12	3,598	3,573	4	401
Residential First Liens	16	1,673	1,669	1	64
Residential junior liens	3	118	118	1	9
Consumer	2	107	107	0	0
Total	42	$6,494	$6,455	11	$1,617

NOTE 4 – BORROWINGS

On May 17, 2013 we instituted a two year $10 million revolving line of credit agreement at a variable rate of prime rate plus 0.125% on the outstanding balance of the line. We borrowed $8 million on the line in June to facilitate the redemption of our preferred stock. At September 30, the line of credit had $0 outstanding. The line of credit is subject to standard industry covenants and required pledging of the stock in our two banking affiliates as collateral for the loan and requires quarterly interest payments. The line of credit will expire on May 17, 2015.

NOTE 5 – SHAREHOLDERS’ EQUITY

We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. At September 30, 2013 and year end 2012 we exceeded all requirements to be classified as well as capitalized.

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

NOTE 6 - FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

September 30, 2013 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,963	$59,963	$59,963	$0	$0
FDIC insured bank certificates of deposit	1,440	1,440	1,440	0	0
Trading account securities	8	8	8	0	0
Securities available for sale	357,421	357,421	263	337,258	19,900
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	732	732	0	732	0
Loans, net	962,678	969,656	0	0	969,656

Financial Liabilities:
Deposits	(1,230,116)	(1,209,657)	0	0	(1,209,657)
Securities sold under agreements to repurchase and overnight borrowings	(47,333)	(47,333)	0	(47,333)	0
Federal Home Loan Bank advances and other borrowing	(19,861)	(20,868)	0	0	(20,868)
Subordinated debentures	(36,084)	(21,084)	0	0	(21,084)

December 31, 2012 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$99,601	$99,601	$99,601	$0	$0
FDIC insured bank certificates of deposit	2,927	2,927	2,927	0	0
Trading account securities	6	6	6	0	0
Securities available for sale	353,678	353,678	91	331,717	21,870
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	2,921	2,921	0	2,921	0
Loans, net	942,422	930,354	0	0	930,354

Financial Liabilities:
Deposits	(1,241,401)	(1,243,712)	0	0	(1,243,712)
Securities sold under agreements to repurchase and overnight borrowings	(42,785)	(42,785)	0	(42,785)	0
Federal Home Loan Bank advances and other borrowing	(22,493)	(24,122)	0	0	(24,122)
Subordinated debentures	(36,084)	(36,093)	0	0	(36,093)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at September 30, 2013 and December 31, 2012.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Securities available for sale
U.S. governmental agency	$0	$107,686	$650	$108,336
States and political subdivisions	0	128,684	17,673	146,357
Mortgage backed securities	0	63,103	0	63,103
Collateralized mortgage obligations	0	37,785	0	37,785
Equity and other securities	263	0	1,577	1,840
Total securities available for sale	$263	$337,258	$19,900	$357,421

Trading equity securities	$8	$0	$0	$8

December 31, 2012
Securities available for sale
U.S. governmental agency	$0	$106,885	$0	$106,885
States and political subdivisions	0	97,525	20,289	117,814
Mortgage backed securities	0	66,277	0	66,277
Collateralized mortgage obligations	0	61,030	0	61,030
Equity and other securities	91	0	1,581	1,672
Total securities available for sale	$91	$331,717	$21,870	$353,678

Trading equity securities	$6	$0	$0	$6

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	2013	2012
Balance at beginning of year	$21,870	$16,914
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	0
Purchases of securities	5,885	11,682
Sales of securities	0	0
Calls and maturities	(7,925)	(12,255)
Net transfers into Level 3	70	360
Balance at September 30 of each year	$19,900	$16,701

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

Assets Measured at Fair Value on a Nonrecurring Basis

(In thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans	$31,374	$0	$0	$31,374
Other real estate owned	$2,161	$0	$0	$2,161
Other repossessed assets	$50	$0	$0	$50

December 31, 2012
Impaired loans	$36,388	$0	$0	$36,388
Other real estate owned	$2,925	$0	$0	$2,925
Other repossessed assets	$250	$0	$0	$250

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

NOTE 7 – BASIC AND DILUTED EARNINGS PER SHARE

(In thousands of dollars except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per share
Net income	$2,869	$2,715	$9,075	$7,536
Preferred stock dividends and accretion of discount	0	220	481	1,060
Income available to common shareholders	$2,869	$2,495	$8,594	$6,476
Weighted average common shares outstanding (000)	8,073	7,948	8,047	7,924

Basic Earnings per Share	$0.36	$0.31	$1.07	$0.82

Earnings per share assuming dilution
Net income	$2,869	$2,715	$9,075	$7,536
Preferred stock dividends and accretion of discount	0	220	481	1,060
Income available to common shareholders	$2,869	$2,495	$8,594	$6,476
Weighted average common shares outstanding (000)	8,073	7,948	8,047	7,924
Add dilutive effect of assumed exercises of options	62	40	55	20
Weighted average common and dilutive potential common shares outstanding (000)	8,135	7,988	8,102	7,944

Diluted Earnings per Share	$0.35	$0.31	$1.06	$0.82

Stock options for 216,814 shares for the three and nine months of 2013, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options and warrants for 254,497 shares for the three months and 292,447 for the nine months of 2012, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries; Firstbank (including its 46% holdings in 1ST Investors Title, LLC), Keystone Community Bank, FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Highlights

On August 14, 2013, we signed an Agreement and Plan of Merger to merge with and into Mercantile Bank Corporation in Grand Rapids Michigan. We plan to complete the merger on January 1, 2014, subject to receiving certain shareholder and regulatory approvals. The plan of merger calls for a 1:1 exchange ratio for common stock. Upon completion of the merger Firstbank shareholders will receive one share of Mercantile common stock for each share of Firstbank common stock that they own. Mercantile expects to declare a special cash dividend of $2.00 per share prior to the completion of the transaction.

Through the first nine months of the year, earnings were $9.1 million, or $1.06 per diluted share, compared with $7.5 million, or $0.82 in the first nine months of 2012. The earnings improvement was achieved through lower credit costs as the provision for loan losses was $4.5 million lower in 2013.

Financial Condition

Total assets at September 30, 2013 were down $22 million from year end 2012 at $1.477 billion. Cash and cash equivalents decreased $40 million from year end and securities available for sale increased $4 million. Loans increased $19 million before the allowance for loan losses. The increase in loans was driven by a pickup in commercial lending during the second and third quarters and a decrease in nonaccrual loans of $4.5 million.

The allowance for loan losses decreased by $1.7 million in the first nine months of the year to $19.6 million. The allowance to ending loans ratio was 2.00%, compared with 2.21% at year end 2012 and 2.18% at September 30, 2012. Our problem assets categories continued to show improvement during the quarter as nonaccrual loans have now declined $4.5 million from year end and $4.9 million from September 30 a year ago. Restructured loans which are in conformance with their new terms were $550,000 lower compared with year end, and increased $551,000 from September 30, 2012. Loans 90 days or more past due and still accruing interest decreased $11,000 from year end, and were $629,000 below year ago levels. Other Real Estate Owned decreased $764,000 from the end of the year to $2.2 million, and was down $840,000 from last year’s third quarter. We are pleased with the progress we have made in the problem loan area over the past two years and expect that we will need to remain vigilant as we work through the remaining problem loans in these categories. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to minimize or avoid losses. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Following is a comparison of loan balances for the quarter and prior year end.

(In thousands of dollars)	September 30, 2013	December 31, 2012	Change
Commercial and industrial	$159,091	$150,044	$9,047
Commercial real estate	479,660	472,697	6,963
First lien residential mortgages	217,544	214,396	3,148
Junior lien residential mortgages	54,851	58,747	(3,896)
Consumer	70,937	67,673	3,264
Subtotal	982,083	963,557	18,526
Add: Deferred fees (net of deferred costs)	203	205	(2)
Less: Allowance for loan losses	(19,608)	(21,340)	1,732
Loans, net	$962,678	$942,422	$20,256

First lien residential mortgages increased $3.1 million, or 1.47%, from year end 2012 as new loan production more than offset pay downs of loans and refinanced loans sold in the secondary market. Junior lien residential mortgage loans however declined by $3.9 million, or 6.63% as new equity lines failed to replace those that paid off. Commercial and industrial and commercial real estate loans showed a nice increase, increasing $16.0 million, or 2.57% as new loans from qualified borrowers were able to outpace principal pay downs. Consumer loans increased $3.3 million, or 4.82% from year end. These numbers show some improvement over recent quarters, but it is yet to be determined whether new loan demand is sustainable for the remainder of the year.

Net charge-offs of loans were $0.6 million in the third quarter of 2013, compared with $1.2 million in the second quarter of the year and $1.6 million in the third quarter of 2012. The ratio of net charge-offs of loans (annualized) to average loans was 0.26% in the third quarter of 2013 compared to 0.48% in the second quarter of 2013 and 0.63% in the third quarter of 2012.

Total deposits decreased $11 million, or 0.9% when compared with year end 2012 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances increased $11 million, or 3.2%, savings balances increased $11 million, or 4.3%, and time balances decreased $43 million, or 11.4%. Within time balances, wholesale CDs were $1.6 million lower than year end, while core market CDs were down $41.4 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $8.8 million, or 3.5% higher than year end.

For the nine month period ended September 30, 2013, Federal Home Loan Bank advances were down $2.6 million, or 11.7% from year end. During the second quarter of 2013 we borrowed $8 million on a new line of credit for the purpose of redeeming our outstanding preferred stock. That line of credit was fully repaid during the third quarter. Securities sold under agreements to repurchase and overnight borrowings were $4.5 million, or 10.6% higher due to normal fluctuations in customer cash flows. Accrued interest and other liabilities decreased $699,000 compared with year end.

Total shareholders’ equity decreased $11.7 million from the previous year end primarily due to the $16.9 million reduction in preferred stock redeemed in June. Net income exceeded dividends to shareholder by $7.1 million. Net income of $9.1 million and common stock issuances of $776,000 increased shareholders’ equity, while common and preferred stock dividends of $1.9 million reduced shareholder’s equity. Accumulated other comprehensive income decreased $2.8 million from year end as increasing interest rates at the end of the quarter caused a reduction in the fair value of our investment portfolio. Common stock issuance was primarily related to shares issued through supplemental investment plans and dividend reinvestment. Book value per share of shareholders’ common equity was $16.75 at September 30, 2013, increasing from $16.26 at December 31, 2012. Tangible shareholders common equity per share (total common equity less goodwill and other intangible assets) was $12.27 at the end of the third quarter of 2013, increasing from $11.71 at year end 2012. Shareholders’ common equity per share calculations exclude preferred stock of $16.9 million at December 31, 2012.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(In thousands of dollars)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at September 30, 2013	$134,427	$134,427	$146,601
Required Regulatory Capital	$57,568	$38,824	$77,648
Capital in Excess of Regulatory Minimums	$76,859	$95,603	$68,953

Capital Ratios at September 30, 2013	9.34%	13.85%	15.10%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the third quarter of 2013. At the end of the third quarter our total risk based capital ratio was 15.10% compared with 15.99% at year end 2012. Tier 1 capital and tier 1 leverage ratios were 13.85% and 9.34% compared with 14.73% and 9.71% at year end 2012. The decrease in all of the capital ratios compared with year end was a result of the redemption of our preferred stock, which qualified as Tier I capital, net of capital retention and limited asset growth. As of September 30, 2013, both of our affiliate banks continue to exceed the regulatory “Well Capitalized” definition.

 Results of Operations

Three Months Ended September 30, 2013

For the third quarter of 2013, net income was $2,869,000, and basic earnings per share was $0.36 and diluted earnings per share was $0.35, compared with net income of $2,715,000, and $0.31 basic and diluted earnings per share for the third quarter of 2012, and compared with net income of $3,343,000, and $0.38 basic and diluted earnings per share, for the second quarter of 2013. Net income available to common shareholders was $2,869,000 in the current quarter compared with $2,495,000 in the third quarter of 2012 and $3,077,000 in the second quarter of 2013. Unfavorably affecting the current quarter was $738,000 of expenses recorded in connection with the merger with Mercantile.

Average earning assets decreased $6 million, when the third quarter of 2013 is compared to the same quarter a year ago. Average net loan balances declined $5 million, while average overnight investments decreased $24 million, and average available for sale securities increased $19 million. The tradeoff of balances from the loan portfolio to securities, as well as a lower overall level of earning assets negatively affected the net interest margin. Compared with the previous quarter, average earning assets decreased $19 million, or 1.4%.

The yield on earning assets decreased 31 basis points, to 4.26%, for the quarter ended September 30, 2013, compared to 4.57% for the same quarter a year ago, and was eight basis points lower when compared with the second quarter of 2013. The cost of funding related liabilities also decreased, falling 15 basis points when comparing this year’s third quarter to the same period a year ago, from 0.59% in 2012, to 0.44% in 2013. Compared with the prior quarter, the cost of funding related liabilities fell by one basis points. The net interest margin decreased 17 basis points from last year’s third quarter of 3.99% to 3.82% in the current quarter. The net interest margin also decreased seven basis points when compared to the previous quarter. Net interest income decreased $687,000 to $12.9 million in the third quarter of 2013 compared with the same period of 2012, due to the unfavorable shift of earning assets from loans to the investment portfolio, and the continued low interest rate environment. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on a loan while our ability to reduce funding costs is limited. This combination has resulted in a lower net interest margin.

Improving metrics in our problem asset categories coupled with a lower level of charge offs in the quarter allowed us to reduce the current quarter provision expense to $0. Provision for loan losses was $552,000 in the second quarter of 2013, and $1.4 million in the third quarter of 2012. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide for future losses at the current level of charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across both of our banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $2.5 million in the third quarter of 2013, compared with $3.0 million in the both the second quarter of 2013 and the third quarter of 2012. Compared with 2012’s third quarter, gains on sale of mortgages were $767,000 lower, as the current levels of mortgage refinancing have begun to wane as interest rates have begun to increase in in the residential mortgage market. Gain on sale of mortgage loans decreased by $573,000, or 39% when the third quarter of 2013 is compared to the second quarter of the year. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market continuing to provide incentives to borrowers to refinance their loans at lower rates, however, the level of current rates has reduced the number of borrowers that would benefit from refinancing. Service charges on deposit accounts were basically unchanged at $1.0 million from both last year’s third quarter and this year’s second quarter. Mortgage servicing income increased $204,000 compared with last year’s third quarter and also increased $136,000 from this year’s second quarter. Changes in this area are primarily related to a reduction in accelerated write off of mortgage servicing assets in the period due to fewer customers re-financing their loans. Other income increased $39,000 from last year’s third quarter but was $37,000 lower than the second quarter of 2013. This category of earnings includes gains and losses on the sale of other real estate. Other real estate sales occur when the bank has foreclosed on property and subsequently sells the property. The net gain on sale of other real estate was $38,000 higher in this year’s third quarter than a year ago, and $39,000 lower than the second quarter 2013.

Total non-interest expense decreased $182,000, or 1.6%, when comparing the three month periods ended September 30, 2013 and 2012 despite recording of $738,000 of expense related to the pending merger with Mercantile in this year’s third quarter. The reduced expense in this area was primarily a result of lower costs associated with problem loans and other real estate owned. These two categories contributed a $456,000 reduction to expenses. Also continuing to the favorable comparison was salary and benefits expense, which was $60,000 lower, advertising and promotions expense, which was $53,000 lower, and reserves for secondary market repurchase losses which was $250,000 lower. FDIC premiums were $32,000 lower than last year as we now are fully realizing the benefit of the new premium methodology implemented by the FDIC mid-year 2012.

Compared with the second quarter 2013, non-interest expense was $340,000 higher. Adjusted for the $738,000 in merger related expense, non-interest expense would have decreased $398,000. Salary and benefits costs were $100,000 higher, due to a $70,000 increase in salaries and $30,000 increase in payroll tax expense, group health premiums, and 401k match expense. Advertising and promotions costs decreased $44,000 from the second quarter due to seasonal declines in marketing activities. FDIC premiums decreased $43,000, other real estate owned expense decreased $45,000, and other expense decreased $334,000 mainly due to a $270,000 charge in the second quarter to write down an asset acquired from a failed loan. Increasing other expense for the quarter was a $250,000 charge to increase our reserve for possible repurchase losses on loans sold into the secondary market in prior years.

Federal Income tax expense was $1.2 million in the third quarter of 2013, compared with $1.1 million in last year’s third quarter and $1.4 million in the second quarter of 2013. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

Nine Months Ended September 30, 2013

For the first nine months of 2013, net income was $9,075,000, basic earnings per share was $1.07 and diluted earnings per share was $1.06, compared with net income of $7,536,000, and $0.82 basic and diluted per share for the first nine months of 2012. Net income available to common shareholders was $8,594,000 in the current year compared with $6,476,000 in the first three quarters of 2012. A primary driver of the improved earnings in 2013 was lower provision for loan losses, and lower costs associated with other real estate owned. Unfavorably affecting the current year was $738,000 of expenses recorded in connection with the merger with Mercantile.

A primary driver of the improved earnings in 2013 was lower provision for loan losses, and lower costs associated with other real estate owned.

Year-to-date average earning assets decreased $12 million, when the first nine months of 2013 is compared to the same period a year ago. Average portfolio loan balances declined $15 million, while average overnight investments decreased $4 million, and average available for sale securities increased $13 million. The tradeoff of balances from the loan portfolio to securities, negatively affected the net interest margin.

The yield on earning assets decreased 36 basis points, to 4.30%, for the nine months ended September 30, 2013, compared to 4.66% for the same nine month period a year ago. The cost of funding related liabilities also decreased, falling 18 basis points when comparing this year’s first three quarters to the same period a year ago, from 0.64% in 2012, to 0.46% in 2013. The net interest margin decreased 17 basis points from last year’s first nine months of 4.02% to 3.85% in the current year. Net interest income decreased $2.1 million to $39.1 million in 2013 when compared with the same period of 2012, due to the unfavorable shift of earning assets from loans to the investment portfolio, and the continued low interest rate environment. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on the loan while our ability to reduce funding costs is limited. This combination has resulted in a lower net interest margin.

The provision for loan losses decreased $4.5 million when the first nine months of 2013 is compared to the same period of 2012. Continued improvement in our problem loan areas and lower levels of charged off loans have allowed us to reduce the amount that we reserve for future losses. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide for future losses at the current level of charge offs to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across both of our banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $8.4 million in the first nine months of 2013, compared with $9.3 million in the first nine months of 2012. Compared with 2012, gains on sale of mortgages were $894,000 lower, as the amount of mortgage refinancing, resulting from the low interest rate environment decreased substantially in the third quarter. Lower refinance rates and less restrictive loan to value ratio criteria from Government Sponsored Entities in the secondary market continue to provide incentives to borrowers to refinance their loans at lower rates, however, as interest rates have risen a reduced number of borrowers would benefit from refinancing. Service charges on deposit accounts were $59,000 lower than the year ago first nine months. Mortgage servicing income increased $120,000 compared with last year’s first three quarters from a negative $174,000 in 2012 to a negative $54,000 in 2013. Changes in this area are caused by accelerated write off of mortgage servicing assets in the period due to customers re-financing their loans. Other income decreased $83,000 from last year’s first nine months.

Total non-interest expense decreased $753,000, or 2.2%, when comparing the nine month periods ended September 30, 2013 and 2012 despite recording $738,000 in expense related to the pending merger with Mercantile. A primary reason for the improvement is lower other real estate costs, which declined $814,000 from the year ago period. Also contributing to the improvement was FDIC premiums, which were $196,000 lower than last year as we are now realizing the benefit of the new premium methodology implemented by the FDIC mid-year 2012, lower amortization of intangibles cost, which was down $89,000, and other expense, which decreased $923,000 from a year ago. This category of expense includes many miscellaneous items, and benefited from lower losses in our captive insurance entity by $271,000 when comparing the two years, and lower reserves for secondary market repurchase losses which decreased $500,000 from the prior year. Salary and benefits expense was $425,000 higher when compared with the first nine months of last year due primarily to higher variable compensation expense, which increased by $156,000 as the company’s performance this year has improved compared with last year, and the impact of annual merit increases.

Federal Income tax expense was $3.8 million in the first three quarters of 2013, compared with $3.0 million in last year’s first nine months. The change in taxes compared with each of these quarters was primarily driven by changes in pre-tax earnings.

 Liquidity

At September 30, 2013, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $60 million, a decrease of $40 million compared with year end 2012. This decrease was primarily the result of a decrease in deposits of $11 million and an increase in portfolio loans of $19 million. Our securities available for sale portfolio now stands at $357 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $54 million, $102 million, and $41 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed. In addition, in the second quarter of 2013, we established a $10 million line of credit for the corporation. The line had $10 million of availability at the end of the quarter.

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include: whether shareholders and regulators approve the merger with Mercantile Bank Corporation; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 12 through 14 and “Quantitative and Qualitative Disclosure About Market Risk” on page 17 in the registrant’s annual report to shareholders for the year ended December 31, 2012, is here incorporated by reference. Firstbank’ s annual report is filed as Exhibit 13 to its Form 10-K annual report for its fiscal year ended December 31, 2012. Also referenced here is information under the heading “Item 1A. Risk Factors” on pages 15 through 18 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2012.

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

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On November 5, 2013, the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of September 30, 2013 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

Item 6.   Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger dated August 14, 2013, by and between the Company and Mercantile Bank Corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.1	Voting Agreement dated August 14, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.2	Agreement dated August 14, 2013, by and between Firstbank Corporation and Thomas Sullivan amending that certain Agreement between Firstbank Corporation and Executive dated December 31, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.3	Agreement dated August 14, 2013, by and between Firstbank Corporation and Samuel Stone amending that certain Agreement between Firstbank Corporation and Executive dated November 27, 2000. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.4	Agreement dated August 14, 2013, by and between Firstbank Corporation and William Benear amending that certain Agreement between Firstbank Corporation and Executive dated December 17, 1998. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.5

Agreement dated August 14, 2013, by and between Firstbank Corporation and Thomas O. Schlueter amending that certain Agreement between Firstbank Corporation and Executive dated May 11, 2005. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.6	Agreement dated August 14, 2013, by and between Firstbank Corporation and David Miller amending that certain Agreement between Firstbank Corporation and Executive dated December 7, 2000. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.7	Agreement dated August 14, 2013, by and between Firstbank Corporation and Richard Rice amending that certain Agreement between Firstbank Corporation and Executive dated April 28, 2005. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.8	Agreement dated August 14, 2013, by and between Firstbank Corporation and James Wheeler II amending that certain Agreement between Firstbank Corporation and Executive dated December 30, 1999. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.9	Agreement dated August 14, 2013, by and between Firstbank Corporation and Douglas Ouellette amending that certain Agreement between Firstbank Corporation and Executive dated February 22, 2005. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.10	Agreement dated August 14, 2013, by and between Firstbank Corporation and Daniel Grenier amending that certain Agreement between Firstbank Corporation and Executive dated December 31, 1998, the form of which was previously filed as exhibit 10 to Firstbank Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.11	Employment Agreement by and among Thomas Sullivan, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.12	Employment Agreement by and among Samuel Stone, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.13	Employment Separation Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Firstbank Corporation and William Benear, dated August 14, 2013. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.14	Employment Agreement by and among James E. Wheeler II, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.15	Employment Agreement by and among Douglas J. Ouellette, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.16	Employment Agreement by and among Thomas O. Schlueter, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.17	Employment Agreement by and among Richard D. Rice, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.18	Employment Agreement by and among Daniel M. Grenier, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.29	Employment Agreement by and among David L. Miller, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated August 14, 2013.)

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

FIRSTBANK CORPORATION (Registrant)

Date: November 5, 2013	/s/ Thomas R. Sullivan
Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013	/s/ Samuel G. Stone
Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1

Agreement and Plan of Merger dated August 14, 2013, by and between the Company and Mercantile Bank Corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.1	Voting Agreement dated August 14, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.2

Agreement dated August 14, 2013, by and between Firstbank Corporation and Thomas Sullivan amending that certain Agreement between Firstbank Corporation and Executive dated December 31, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.3

Agreement dated August 14, 2013, by and between Firstbank Corporation and Samuel Stone amending that certain Agreement between Firstbank Corporation and Executive dated November 27, 2000. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.4

Agreement dated August 14, 2013, by and between Firstbank Corporation and William Benear amending that certain Agreement between Firstbank Corporation and Executive dated December 17, 1998. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.5

Agreement dated August 14, 2013, by and between Firstbank Corporation and Thomas O. Schlueter amending that certain Agreement between Firstbank Corporation and Executive dated May 11, 2005. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.6

Agreement dated August 14, 2013, by and between Firstbank Corporation and David Miller amending that certain Agreement between Firstbank Corporation and Executive dated December 7, 2000. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.7

Agreement dated August 14, 2013, by and between Firstbank Corporation and Richard Rice amending that certain Agreement between Firstbank Corporation and Executive dated April 28, 2005. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.8

Agreement dated August 14, 2013, by and between Firstbank Corporation and James Wheeler II amending that certain Agreement between Firstbank Corporation and Executive dated December 30, 1999. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.9

Agreement dated August 14, 2013, by and between Firstbank Corporation and Douglas Ouellette amending that certain Agreement between Firstbank Corporation and Executive dated February 22, 2005. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.10

Agreement dated August 14, 2013, by and between Firstbank Corporation and Daniel Grenier amending that certain Agreement between Firstbank Corporation and Executive dated December 31, 1998, the form of which was previously filed as exhibit 10 to Firstbank Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.11

Employment Agreement by and among Thomas Sullivan, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.12

Employment Agreement by and among Samuel Stone, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.13

Employment Separation Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Firstbank Corporation and William Benear, dated August 14, 2013. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.14

Employment Agreement by and among James E. Wheeler II, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.15

Employment Agreement by and among Douglas J. Ouellette, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.16

Employment Agreement by and among Thomas O. Schlueter, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.17

Employment Agreement by and among Richard D. Rice, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.18

Employment Agreement by and among Daniel M. Grenier, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated August 14, 2013.)

10.19

Employment Agreement by and among David L. Miller, Mercantile Bank Corporation, Mercantile Bank of Michigan and Firstbank, dated August 14, 2013. (Incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated August 14, 2013.)

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