Form 10-Q
period 2014-03-31
FIRSTBANK CORP
filed 2014-04-30
CIK 778972

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common stock outstanding at April 28, 2014: 8,087,921 shares.

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

FIRSTBANK CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands except share data)

UNAUDITED

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$27,907	$28,874
Short term investments	66,845	45,780
Total cash and cash equivalents	94,752	74,654

FDIC insured bank time certificates of deposit	746	944
Trading account securities	18	18
Securities available for sale	359,863	343,602
Federal Home Loan Bank stock	7,266	7,266
Loans held for sale	69	401
Loans	969,552	987,146
Allowance for loan losses	(16,979)	(17,997)
Premises and equipment, net	24,219	24,169
Goodwill	35,513	35,513
Core deposit and other intangibles	517	596
Other real estate owned	1,202	1,838
Accrued interest receivable and other assets	23,669	21,575

Total Assets	$1,500,407	$1,479,725

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing accounts	$265,579	$267,405
Interest bearing accounts:
Demand	372,693	360,834
Savings	297,611	282,341
Time	313,653	322,212
Total Deposits	1,249,536	1,232,792

Securities sold under agreements to repurchase and overnight borrowings	55,741	47,635
Federal Home Loan Bank advances and other borrowing	12,000	19,790
Subordinated debentures	36,084	36,084
Accrued interest and other liabilities	6,985	5,798
Total Liabilities	1,360,346	1,342,099

Shareholders’ Equity:
Preferred stock; no par value, 300,000 shares authorized, 0 issued and outstanding	0	0
Common stock; 20,000,000 shares authorized, 8,087,421 shares issued and outstanding (8,083,022 at December 31, 2013)	116,733	116,640
Retained earnings	22,604	20,739
Accumulated other comprehensive income	724	247
Total Shareholders’ Equity	140,061	137,626

Total Liabilities and Shareholders’ Equity	$1,500,407	$1,479,725

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

MARCH 31, 2014 AND 2013

(Dollars in thousands except per share data)

UNAUDITED

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$12,518	$13,284
Securities:
Taxable	1,077	962
Exempt from federal income tax	448	371
Short term investments	32	55
Total interest income	14,075	14,672
Interest expense:
Deposits	1,041	1,350
FHLB advances and other borrowing	57	145
Subordinated Debt	158	165
Total Interest Expense	1,256	1,660
Net Interest Income	12,819	13,012
Provision for loan losses	0	1,278
Net interest income after provision for loan losses	12,819	11,734
Non-interest income:
Service charges on deposit accounts	977	1,020
Gain on sale of mortgage loans	318	1,561
Mortgage servicing, net of amortization	154	(136)
Gain on sale of available for sale securities	1	50
Other	480	400
Total non-interest income	1,930	2,895
Non-interest expense:
Salaries and employee benefits	5,877	5,918
Occupancy and equipment	1,432	1,359
FDIC insurance premium	231	259
Amortization of intangibles	79	102
Outside professional services	356	293
Advertising and promotions	239	311
Other real estate owned costs	153	163
FHLB advance prepayment cost	1,260	0
Merger related expenses	251	0
Other	1,561	2,196
Total non-interest expense	11,439	10,601

Income before federal income taxes	3,310	4,028
Federal income taxes	960	1,165
Net Income	$2,350	$2,863

Preferred stock dividends and accretion of discount on preferred stock	0	209
Net income available to common shareholders	$2,350	$2,654

Basic earnings per share	$0.29	$0.33
Diluted earnings per share	$0.29	$0.33
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

MARCH 31, 2014 AND 2013

(Dollars in thousands)

UNAUDITED

	Three Months Ended March 31,
	2014	2013
Net income	$2,350	$2,863
Other comprehensive income/(loss):
Unrealized holding gains/(losses) arising during the period	742	(105)
Less: reclassification adjustment for gains included in net income	(1)	(50)
Other comprehensive income/(loss) before taxes	741	(155)
Income tax expense related to items in other comprehensive income	(264)	56
Other comprehensive income/(loss) net of income tax effect from reclassification of $0 and $17 in 2014 and 2013, respectively	477	(99)
Comprehensive income	$2,827	$2,764

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR PERIODS ENDED MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands except share data)

	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2013	$115,621	$16,908	$10,921	$3,608	$147,058
Net income for 2013			12,234		12,234
Cash dividends on common stock - $0.24 per share			(1,935)		(1,935)
Accrued dividends on preferred stock and accretion of discount on preferred stock		92	(481)		(389)
Redemption of 17,000 shares of preferred stock		(17,000)			(17,000)
Issuance of 13,543 shares of common stock through the dividend reinvestment plan	177				177
Issuance of 8,386 shares of common stock from supplemental shareholder investments	111				111
Issuance of 37,900 shares of common stock	338				338
Exercise of 21,290 stock options	232				232
Stock option and restricted stock expense	161				161
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $1,737				(3,361)	(3,361)
Balances at December 31, 2013	116,640	0	20,739	247	137,626

Year to date net income March 31, 2014			2,350		2,350
Cash dividends on common stock - $0.06 per share			(485)		(485)
Exercise of 4,400 stock options	61				61
Stock option and restricted stock expense	32				32
Net change in unrealized gain/(loss) on securities available for sale, net of tax of $264				477	477
Balances at March 31, 2014	$116,733	$0	$22,604	$724	$140,061

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED

MARCH 31, 2014 AND 2013

(In thousands of dollars)

UNAUDITED

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income	$2,350	$2,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	1,278
Depreciation of premises and equipment	426	451
Net amortization of security premiums/discounts	766	1,171
Gain on available for sale securities transactions	(1)	(50)
Amortization of intangibles	79	102
Stock option and restricted stock expense	32	24
Gain on sale of mortgage loans	(318)	(1,561)
Proceeds from sales of mortgage loans	10,230	50,128
Loans originated for sale	(9,580)	(48,668)
Deferred federal income tax benefit	69	(227)
(Increase)/decrease in accrued interest receivable and other assets	(2,584)	809
Increase/(decrease) in accrued interest payable and other liabilities	1,187	1,209
Net cash provided by operating activities	2,656	7,529

Investing Activities:
Proceeds from sale of securities available for sale	1	6,330
Proceeds from maturities of CD’s	198	0
Proceeds from maturities and calls of securities available for sale	22,954	17,723
Purchases of securities available for sale	(39,258)	(32,581)
Proceeds from sale of premises and equipment	43	23
Net decrease/(increase) in portfolio loans	16,205	(1,220)
Proceeds from sale of other real estate owned	1,182	1,235
Net purchases of premises and equipment	(519)	(617)
Net cash provided by/(used in) investing activities	806	(9,107)

Financing Activities:
Net increase in deposits	16,744	15,477
Net increase in securities sold under agreements to repurchase and overnight borrowings	8,106	280
Repayment of Federal Home Loan Bank advances	(7,790)	(2,534)
Cash proceeds from issuance of common stock, net	61	216
Cash dividends on preferred stock	0	(209)
Cash dividends on common stock	(485)	(486)
Net cash provided by financing activities	16,636	12,744

Increase in cash and cash equivalents	20,098	11,166
Cash and cash equivalents at beginning of period	74,654	99,601
Cash and cash equivalents at end of period	$94,752	$110,767

Supplemental Disclosure:
Interest Paid	$1,318	$1,623
Income Taxes Paid	$0	$0
Non cash transfers of loans to Other Real Estate Owned	$371	$1,894

See notes to consolidated financial statements.

FIRSTBANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

UNAUDITED

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial information presented is for Firstbank Corporation (“Corporation”) and its wholly owned subsidiaries: Firstbank (and its 44% ownership in 1st Investors Title, LLC), and Keystone Community Bank, collectively the “Banks”, FBMI Risk Management Services, Inc., (dissolved in December 2013) a company that provided insurance coverage to only affiliates of Firstbank Corporation, and Austin Mortgage Company, a company that holds certain performing and non-performing residential mortgage loans originated prior to the acquisition of ICNB Financial Corporation, and beginning in the second quarter of 2009 certain non-performing loans transferred from affiliate banks. All of the subsidiaries listed above are fully owned except 1st Investors Title, LLC, in which we have a 44% minority interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013, has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2013.

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

(In thousands of dollars)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
March 31, 2014
Securities available for sale
U.S. governmental agency	$109,838	$358	$(344)	$109,852
States and political subdivisions	148,443	868	(880)	148,431
Mortgage backed securities	67,079	1,002	(218)	67,863
Collateralized mortgage obligations	31,808	410	(65)	32,153
Equity and other securities	1,564	0	0	1,564
Total securities available for sale	$358,732	$2,638	$(1,507)	$359,863

December 31, 2013
Securities available for sale
U.S. governmental agency	$101,444	$445	$(285)	$101,604
States and political subdivisions	147,421	756	(1,513)	146,664
Mortgage backed securities	58,533	961	(235)	59,259
Collateralized mortgage obligations	34,225	361	(100)	34,486
Equity and other securities	1,589	0	0	1,589
Total securities available for sale	$343,212	$2,523	$(2,133)	$343,602

Securities with unrealized losses at March 31, 2014 and December 31, 2013 not recognized in income are as follows:

(In thousands of dollars)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2014
U.S. governmental agency	$49,666	$(316)	$4,607	$(28)	$54,273	$(344)
States and political subdivisions	43,068	(541)	17,049	(339)	60,117	(880)
Mortgage backed securities	22,445	(179)	3,215	(39)	25,660	(218)
Collateralized mortgage obligations	6,454	(35)	3,445	(30)	9,899	(65)
Total temporarily impaired	$121,633	$(1,071)	$28,316	$(436)	$149,949	$(1,507)

December 31, 2013
U.S. governmental agencies	$23,077	$(237)	$9,836	$(48)	$32,913	$(285)
States and political subdivisions	53,185	(1,176)	14,085	(337)	67,270	(1,513)
Mortgage backed securities	16,719	(235)	0	0	16,719	(235)
Collateralized mortgage obligations	4,132	(35)	8,246	(65)	12,378	(100)
Total temporarily impaired	$97,113	$(1,683)	$32,167	$(450)	$129,280	$(2,133)

Unrealized losses on securities shown in the previous tables have not been recognized into income because management has the intent and ability to hold these securities for the foreseeable future. The improvement in market value reflected above was due to changes in longer term interest rates for debt securities, following comments made by the chairman of the federal reserve. The value of a security moves inversely to interest rates, so as rates rose, the unrealized gain or loss in the portfolio was negatively affected. Changes in rates are typical and do not impact earnings of the company so long as investments are held to their maturity. Where unrealized losses exist, management has reviewed the issuers’ bond ratings, noting they remain of high credit quality. As of March 31, 2014 there were 207 securities with negative market positions in the portfolio compared with 210 securities with negative market positions at December 31, 2013.

Trading account securities are marked to market with the change in value reported on the income statement. Gains and losses on available for sale securities are recognized if the security is either deemed to be other than temporarily impaired, or the security is sold. The following table shows gross gains and losses on investment securities for the three months ended March 31, 2014 and 2013.

	As of March 31,
(In thousands of dollars)	2014	2013
Trading Account Securities Gains/Losses	$0	$0

Available for Sale Securities
Gross realized gains	1	67
Gross realized losses	0	17
Net realized gains	$1	$50

The carrying value of securities at March 31, 2014, by stated maturity, is shown below. Actual maturities may differ from stated maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)	Carrying Value
Due in one year or less	$43,871
Due after one year through five years	156,797
Due after five years through ten years	105,058
Due after ten years	52,573
Total debt securities	358,299

Equity securities	1,564
Total securities	$359,863

At March 31, 2014 and December 31, 2013, securities with carrying values approximating $55,741,000 and $47,635,000, respectively, were pledged to secure public trust deposits, securities sold under agreements to repurchase, and for such other purposes as required or permitted by law.

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

Credit Quality Indicators:

Loans at period end were as follows:
(In thousands of dollars)	March 31, 2014	December 31, 2013
Commercial and Industrial
Pass loans	$148,483	$152,031
Watch loans	6,807	6,578
Special mention loans	4,384	4,549
Substandard loans	2,470	2,448
Impaired restructured and accruing loans	824	1,272
Impaired nonaccrual loans	110	116
Total Commercial and Industrial	163,078	166,994

Commercial Real Estate
Pass loans	$388,821	$391,485
Watch loans	45,594	46,061
Special mention loans	13,452	16,623
Substandard loans	7,786	5,764
Impaired restructured and accruing loans	13,306	14,016
Impaired nonaccrual loans	5,559	5,447
Total Commercial Real Estate	474,518	479,396

First lien residential mortgage loans
Performing loans	$204,799	$207,019
Loans > 60 days past due	169	686
Impaired restructured and accruing loans	5,081	5,030
Nonaccrual loans	3,450	4,217
Total First lien residential mortgage loans	213,499	216,952

Junior lien residential mortgage loans
Performing loans	$51,956	$53,874
Loans > 60 days past due	0	81
Impaired restructured and accruing loans	243	246
Nonaccrual loans	285	287
Total Junior lien residential mortgage loans	52,484	54,488

Consumer Loans
Performing loans	$65,618	$68,987
Loans > 60 days past due	53	36
Impaired restructured and accruing loans	130	132
Nonaccrual loans	26	9
Total Consumer Loans	65,827	69,164

Deferred Fees and Costs	146	152

Total Loans	$969,552	$987,146

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

Allowance for credit losses for the three months ended March 31 were:

(In thousands of dollars)
Three months ending March 31, 2014	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,812	$9,308	$5,161	$608	$540	$568	$17,997
Provision for loan losses	303	72	(316)	(53)	13	(19)	0
Loans charged off	(309)	(440)	(410)	(12)	(76)	0	(1,247)
Recoveries	22	77	98	0	32	0	229
Ending balance	$1,828	$9,017	$4,533	$543	$509	$549	$16,979

Three months ending March 31, 2013
Allowance for Credit Losses:
Beginning balance	$1,896	$11,565	$5,656	$555	$805	$863	$21,340
Provision for loan losses	74	775	397	46	(57)	43	1,278
Loans charged off	(50)	(927)	(770)	(55)	(153)	0	(1,955)
Recoveries	18	61	31	0	75	0	185
Ending balance	$1,938	$11,474	$5,314	$546	$670	$906	$20,848

Unpaid principal balance in financing receivables at period end were:

(In thousands of dollars) March 31, 2014	Commercial and Industrial	Commercial Real Estate	First Lien Residential Mortgages	Junior Lien Residential Mortgages	Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$438	$3,406	$1,977	$178	$30	$0	$6,029

Ending balance: collectively evaluated for impairment	$1,390	$5,611	$2,556	$365	$479	$549	$10,950

Financing Receivables:
Ending balance	$163,078	$474,518	$213,499	$52,484	$65,827	$0	$969,406

Ending balance: individually evaluated for impairment	$934	$18,865	$8,531	$528	$156	$0	$29,014

Ending balance: collectively evaluated for impairment	$162,144	$455,653	$204,968	$51,956	$65,671	$0	$940,392

March 31, 2013
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$581	$3,139	$2,437	$141	$55	$0	$6,353

Ending balance: collectively evaluated for impairment	$1,357	$8,335	$2,877	$405	$615	$906	$14,495

Financing Receivables:
Ending balance	$151,057	$471,495	$215,926	$56,335	$66,277	$0	$961,090

Ending balance: individually evaluated for impairment	$2,699	$20,102	$10,075	$649	$244	$0	$33,769

Ending balance: collectively evaluated for impairment	$148,358	$451,393	$205,851	$55,686	$66,033	$0	$927,321

Age Analysis of Past Due Loans:

(In thousands of dollars) At March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual loans	Current	Total Financing Receivables	Recorded Investment > 90 days and accruing
Commercial and Industrial	$86	$116	$0	$202	$110	$162,766	$163,078	$0
Commercial Real Estate	1,016	163	0	1,179	5,559	467,780	474,518	0
Residential Mortgages First Liens	1,087	50	119	1,256	3,450	208,793	213,499	119
Residential Mortgages Junior Liens	211	0	0	211	285	51,988	52,484	0
Consumer	298	53	0	351	26	65,450	65,827	0
Deferred Fees and Costs	0	0	0	0	0	146	146	0
Total	$2,698	$382	$119	$3,199	$9,430	$956,923	$969,552	$119

At December 31, 2013
Commercial and Industrial	$220	$0	$0	$220	$116	$166,658	$166,994	$0
Commercial Real Estate	999	97	0	1,096	5,447	472,853	479,396	0
Residential Mortgages First Liens	907	826	0	1,733	4,217	211,002	216,952	0
Residential Mortgages Junior Liens	0	81	0	81	287	54,120	54,488	0
Consumer	459	36	0	495	9	68,660	69,164	0
Deferred Fees and Costs	0	0	0	0	0	152	152	0
Total	$2,585	$1,040	$0	$3,625	$10,076	$973,445	$987,146	$0

Impaired loans were as follows:

(In thousands of dollars) March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$129	$128	0
Commercial Real Estate	8,113	8,090	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$8,242	$8,218	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$374	$806	$438
Commercial Real Estate	7,395	10,777	3,406
Residential Mortgages First Liens	6,553	8,530	1,977
Residential Mortgages Junior Liens	351	529	178
Consumer	125	154	30
Total	$14,798	$20,796	$6,029

Total
Commercial and Industrial	$503	$934	$438
Commercial Real Estate	15,508	18,867	3,406
Residential Mortgages First Liens	6,553	8,530	1,977
Residential Mortgages Junior Liens	351	529	178
Consumer	125	154	30
Total	$23,040	$29,014	$6,029

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

(In thousands of dollars) December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$398	$396	0
Commercial Real Estate	7,473	7,449	0
Residential Mortgages First Liens	0	0	0
Residential Mortgages Junior Liens	0	0	0
Consumer	0	0	0
Total	$7,871	$7,845	$0

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$448	$992	$549
Commercial Real Estate	8,313	12,014	3,678
Residential Mortgages First Liens	7,013	9,247	2,082
Residential Mortgages Junior Liens	365	533	168
Consumer	399	141	19
Total	$16,538	$22,927	$6,496

Total
Commercial and Industrial	$846	$1,388	$549
Commercial Real Estate	15,786	19,463	3,678
Residential Mortgages First Liens	7,013	9,247	2,082
Residential Mortgages Junior Liens	365	533	168
Consumer	399	141	19
Total	$24,409	$30,772	$6,496

Note: Recorded investment includes principal outstanding plus deferred fee and accrued interest, net of related allowance for loan losses.

Average recorded investment and income recognized on impaired loans were as follows:

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
(In thousands of dollars)	Three months ended March 31, 2014		Three months ended March 31, 2013
Period end loans with no allocated allowance for loan losses
Commercial and Industrial	$264	$1	$1,117	$54
Commercial Real Estate	7,793	165	8,939	250
Residential Mortgages First Liens	0	0	0	0
Residential Mortgages Junior Liens	0	0	0	0
Consumer	0	0	0	0
Total	$8,057	$162	$10,056	$304

Period end loans with allocated allowance for loan losses
Commercial and Industrial	$411	$13	$1,520	$16
Commercial Real Estate	7,854	115	8,341	122
Residential Mortgages First Liens	6,783	72	10,534	152
Residential Mortgages Junior Liens	358	3	606	4
Consumer	191	2	419	7
Total	$15,597	$205	$21,420	$301

Total
Commercial and Industrial	$675	$14	$2,637	$70
Commercial Real Estate	15,647	280	17,280	372
Residential Mortgages First Liens	6,783	72	10,534	152
Residential Mortgages Junior Liens	358	3	606	4
Consumer	191	2	419	7
Total	$23,654	$371	$31,476	$605

Loan modifications as of the period ending:

(In thousands of dollars)	Troubled Debt Restructurings			Troubled Debt Restructurings that Subsequently Defaulted
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Recorded investment
Quarter to date:
March 31, 2014
Commercial and industrial	1	$60	$60	0	$0
Commercial real estate	0	0	0	2	504
Residential First Liens	2	69	38	1	15
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	3	$129	$98	3	$519

March 31, 2013
Commercial and industrial	3	$89	$88	1	$9
Commercial real estate	5	1,661	1,671	0	0
Residential First Liens	2	263	263	3	396
Residential junior liens	0	0	0	0	0
Consumer	0	0	0	0	0
Total	10	$2,013	$2,022	4	$405

NOTE 4 - FAIR VALUE

Carrying amount and estimated fair values of financial instruments were as follows:

March 31, 2014 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$94,752	$94,752	$94,752	$0	$0
FDIC insured bank certificates of deposit	746	746	746	0	0
Trading account securities	18	18	18	0	0
Securities available for sale	359,863	359,863	0	341,196	18,667
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	69	69	0	69	0
Loans, net	952,573	946,946	0	0	946,946

Financial Liabilities:
Deposits	(1,249,536)	(1,229,907)	0	0	(1,229,907)
Securities sold under agreements to repurchase and overnight borrowings	(55,741)	(55,741)	0	(55,741)	0
Federal Home Loan Bank advances and other borrowing	(12,000)	(12,145)	0	0	(12,145)
Subordinated debentures	(36,084)	(21,084)	0	0	(21,084)

December 31, 2013 (In thousands of dollars)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$74,654	$74,654	$74,654	$0	$0
FDIC insured bank certificates of deposit	944	944	944	0	0
Trading account securities	18	18	18	0	0
Securities available for sale	343,602	343,602	570	323,582	19,450
Federal Home Loan Bank stock	7,266	7,266	0	0	7,266
Loans held for sale	401	401	0	401	0
Loans, net	969,149	968,072	0	0	968,072

Financial Liabilities:
Deposits	(1,232,792)	(1,213,535)	0	0	(1,213,535)
Securities sold under agreements to repurchase and overnight borrowings	(47,635)	(47,635)	0	(47,635)	0
Federal Home Loan Bank advances and other borrowing	(19,790)	(20,098)	0	0	(20,098)
Subordinated debentures	(36,084)	(21,084)	0	0	(21,084)

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

Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values for the specific loans in the portfolio and assumes the bank will resolve them through orderly liquidation. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance sheet items was not material to the consolidated financial statements at March 31, 2014 and December 31, 2013.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and valuation techniques used by us to determine those fair values.

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

Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014
Securities available for sale
U.S. governmental agency	$0	$109,852	$0	$109,852
Mortgage backed securities	0	67,863	0	67,863
Collateralized Mortgage Obligations	0	32,153	0	32,153
States and political subdivisions	0	131,328	17,103	148,431
Equity and other securities	0	0	1,564	1,564
Total securities available for sale	$0	$341,196	$18,667	$359,863

Trading equity securities	$18	$0	$0	$18

December 31, 2013
Securities available for sale
U.S. governmental agency	$0	$101,604	$0	$101,604
Mortgage backed securities	0	59,259	0	59,259
Collateralized Mortgage Obligations	570	33,916	0	34,486
States and political subdivisions	0	128,803	17,861	146,664
Equity and other securities	0	0	1,589	1,589
Total securities available for sale	$570	$323,582	$19,450	$343,602

Trading equity securities	$18	$0	$0	$18

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In thousands of dollars)	2014	2013
Balance at beginning of year	$19,450	$21,870
Total realized and unrealized gains/(losses) included in income	0	0
Total unrealized gains/(losses) included in other comprehensive income	0	0
Purchases of securities	325	165
Sales of securities	0	0
Calls and maturities	(1,108)	0
Net transfers into Level 3	0	0
Balance at March 31 of each year	$18,667	$22,035

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

 Assets Measured at Fair Value on a Nonrecurring Basis

(In thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Impaired loans	$29,014	$0	$0	$29,014
Other real estate owned	$285	$0	$0	$285

December 31, 2013
Impaired loans	$30,772	$0	$0	$30,772
Other real estate owned	$537	$0	$0	$537

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

NOTE 5 - BASIC AND DILUTED EARNINGS PER SHARE

(In thousands of dollars except per share data)	Three Months Ended March 31,
	2014	2013
Earnings per share
Net income	$2,350	$2,863
Preferred stock dividends and accretion of discount	0	209
Income available to common shareholders	$2,350	$2,654
Weighted average common shares outstanding (000)	8,086	8,016

Basic Earnings per Share	$0.29	$0.33

Earnings per share assuming dilution
Net income	$2,350	$2,863
Preferred stock dividends and accretion of discount	0	209
Income available to common shareholders	$2,350	$2,654
Weighted average common shares outstanding (000)	8,086	8,016
Add dilutive effect of assumed exercises of options	76	48
Weighted average common and dilutive potential common shares outstanding (000)	8,162	8,064

Diluted Earnings per Share	$0.29	$0.33

Stock options for 125,041 shares for the three months of 2014, were not considered in computing diluted earnings per share because they were anti-dilutive. Stock options for 219,880 shares for the three months of 2013, were not considered in computing diluted earnings per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial information presented is for Firstbank Corporation (“Corporation”) and it’s wholly owned subsidiaries; Firstbank (including its 44% holdings in 1st Investors Title, LLC), Keystone Community Bank, FBMI Risk Management Services, Inc., and Austin Mortgage Company.

Highlights

Through the first three months of the year, earnings were $2.4 million, or $0.29 per diluted share, compared with $2.6 million, or $0.33 per diluted share in the first three months of 2013. New loan production was sluggish in the quarter and residential mortgage refinance activity was almost nonexistent, although new mortgage business did improve compared with a year ago.

We continue to await regulatory approval of our pending merger with and into Mercantile Bank Corporation. Organizational and systems integration planning and development are in full swing so that we are prepared to hit the ground running when final approval is granted. Meanwhile, we continue to make progress on asset quality with nonaccrual loans and other real estate owned reaching the lowest levels since 2007.

Financial Condition

Total assets at March 31, 2014 increased $21 million from year end 2013 to $1.5 billion. Cash and cash equivalents increased $20 million from year end and securities available for sale increased $16 million. Loans decreased $18 million before the allowance for loan losses. The increase in securities was due to investment of excess liquidity as proceeds from loan pay downs and payoffs exceeded our ability to originate new loans.

The allowance for loan losses decreased by $1.0 million in the first three months of the year to $17.0 million. The allowance to ending loans ratio was 1.75%, compared with 1.82% at year end 2013 and 2.17% at March 31, 2013. Our problem assets categories continued to show improvement during the quarter as nonaccrual loans have now declined $646,000 from year end and $3.4 million from March 31 a year ago. Restructured loans which are in conformance with their new terms were $1.1 million lower compared with year end, and decreased $1.3 million from March 31, 2013. Loans 90 days or more past due and still accruing interest increased $119,000 from year end, and were $55,000 higher than year ago levels. Other Real Estate Owned decreased $636,000 from the end of the year to $1.2 million, and was down $2.3 million from last year’s first quarter. We are pleased with the progress we have made in the problem loan area over the past two years and expect that we will need to remain vigilant as we work through the remaining problem loans in these categories. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical to our ability to minimize or avoid losses. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.

Following is a comparison of loan balances for the quarter and prior year end.

(In thousands of dollars)	March 31, 2014	December 31, 2013	Change
Commercial and industrial	$163,078	$166,994	$(3,916)
Commercial real estate	474,518	479,396	(4,878)
First lien residential mortgages	213,499	216,952	(3,453)
Junior lien residential mortgages	52,484	54,488	(2,004)
Consumer	65,827	69,164	(3,337)
Subtotal	969,406	986,994	(17,588)
Add: Deferred fees (net of deferred costs)	146	152	(6)
Less: Allowance for loan losses	(16,979)	(17,997)	1,018
Loans, net	$952,573	$969,149	$(16,576)

Overall, the loan portfolio showed a decrease of $17.6 million, or 1.8% during the first quarter of the year as several large loan payoffs more than offset new originations. First lien residential mortgages decreased $3.5 million, or 1.6%, from year end 2013 as new loan production was more than offset pay downs of loans. Junior lien residential mortgage loans also declined by $2.0 million, or 3.7% as new equity lines failed to replace those that paid off. Commercial and industrial and commercial real estate loans fell in the quarter, decreasing $8.8 million, or 1.4% as new loans from qualified borrowers were unable to outpace principal pay downs. Consumer loans decreased $3.3 million, or 4.8% from year end.

Net charge-offs of loans were $1.0 million in the first quarter of 2014, compared with $1.6 million in the fourth quarter of the last year and $1.8 million in the first quarter of 2013. The ratio of net charge-offs of loans (annualized) to average loans was 0.42% in the first quarter of 2014 compared to 0.65% in the fourth quarter of 2013 and 0.73% in the first quarter of 2013.

Total deposits increased $17 million, or 1.4% when compared with year end 2013 balances. In this low interest rate environment, our customers have been willing to trade a small step up in yield for liquidity, resulting in a decline in time balances even as other deposit categories continue to grow. Within the deposit base, interest bearing demand account balances increased $12 million, or 3.3%, savings balances increased $15 million, or 5.4%, and time balances decreased $9 million, or 2.7%. Within time balances, wholesale CDs were unchanged from year end, while core market CDs were down $9 million. Given our current low levels of loan demand, time deposits are being allowed to mature without replacement, or being renewed at lower rates. Non-interest bearing demand account balances were $2 million, or 0.7% lower than year end.

For the three month period ended March 31, 2014, Federal Home Loan Bank advances were down $7.8 million, or 39% from year end. In January we determined that, given the level of excess liquidity on our balance sheet, we should prepay $6.8 million of higher rate long term advances. As a result of the prepayment, we incurred a prepayment penalty of $1.3 million, which was expensed through other non-interest expense in the first quarter. Securities sold under agreements to repurchase and overnight borrowings were $8 million, or 17% higher due to normal fluctuations in customer cash flows. Accrued interest and other liabilities increased $1.2 million compared with year end.

Total shareholders’ equity increased $2.4 million from the previous year end primarily due to net income of $2.4 million. Common stock dividends during the first quarter of $485,000 reduced shareholder’s equity, while accumulated other comprehensive income increased $477,000 from year end as a favorable change in interest rates at the end of the quarter caused an increase in the fair value of our investment portfolio. Common stock issuances of $61,000 were due to stock option exercises during the quarter. Book value per share of shareholders’ common equity was $17.32 at March 31, 2014, increasing from $17.03 at December 31, 2013. Tangible shareholders common equity per share (total common equity less goodwill and other intangible assets) was $12.86 at the end of the first quarter of 2014, increasing from $12.56 at year end 2013.

The following table discloses compliance with current regulatory capital requirements on a consolidated basis:

(In thousands of dollars)	Leverage	Tier 1 Capital	Total Risk- Based Capital

Capital Balances at March 31, 2014	$139,392	$139,392	$151,563
Required Regulatory Capital	$57,922	$38,908	$77,815
Capital in Excess of Regulatory Minimums	$81,470	$100,484	$73,748

Capital Ratios at March 31, 2014	9.63%	14.33%	15.58%
Regulatory Capital Ratios – Minimum Requirement	4.00%	4.00%	8.00%

Our capital remains above regulatory guidelines for the first quarter of 2014. At the end of the first quarter our total risk based capital ratio was 15.58% compared with 15.33% at year end 2013. Tier 1 capital and tier 1 leverage ratios were 14.33% and 9.63% compared with 14.08% and 9.49% at year end 2013. The increase in all of the capital ratios compared with year end was a result of capital retention and limited asset growth. As of March 31, 2014, both of our affiliate banks continue to exceed the regulatory “Well Capitalized” definition.

Results of Operations

Three Months Ended March 31, 2014

For the first quarter of 2014, net income was $2,350,000, and basic and diluted earnings per share were both $0.29. In comparison net income in the first quarter of 2013 was $2,863,000, and basic and diluted earnings per share were $0.33, and net income was $3,159,000, and basic and diluted earnings per share were $0.39 in the fourth quarter of 2013. Net income available to common shareholders was $2,350,000 in the current quarter compared with $2,654,000 in the first quarter of 2013 and $3,159,000 in the fourth quarter of 2013. Unfavorably affecting the current quarter comparisons were $1.3 million charge for prepayment of FHLB advances and $251,000 of expenses recorded in connection with the merger with Mercantile. Last year’s fourth quarter was affected by $133,000 of merger related expense, while last year’s first quarter had no unusual charges. All unfavorable amounts above are pre-tax.

Average earning assets decreased $15 million, when the first quarter of 2014 is compared to the same quarter a year ago. Average loan balances increased $15 million, while average overnight investments decreased $22 million, and average available for sale securities decreased $9 million. Compared with the previous quarter, average earning assets increased $5 million, or 0.4%.

The yield on earning assets decreased 11 basis points, to 4.20%, for the quarter ended March 31, 2014, compared to 4.31% for the same quarter a year ago, and was five basis points lower when compared with the fourth quarter of 2014. The cost of funding related liabilities also decreased, falling 11 basis points when comparing this year’s first quarter to the same period a year ago, from 0.48% in 2013, to 0.37% in 2014. Compared with the prior quarter, the cost of funding related liabilities fell by four basis points. The net interest margin was unchanged from last year’s first quarter at 3.83% and was one basis point lower when compared to the previous quarter. Net interest income decreased $193,000 to $12.8 million in the first quarter of 2014 compared with the same period of 2013, due to the lower level of average earning assets. The current rate environment is resulting in loan refinancing at rates lower than the previous rate on a loan while our ability to reduce funding costs is limited, making it difficult to maintain the net interest margin at current levels.

Improving metrics in our problem asset categories coupled with a lower level of charge offs in the quarter allowed us to keep the quarterly provision for loan losses at zero for the third consecutive quarter. Provision for loan losses was $1.3 million in the first quarter of 2013, and $0 in the fourth quarter of 2013. After a detailed review of the loan portfolio, it was determined that some loans should be moved to nonaccrual status, while others should be charged off. Following that review, our analysis showed that we did not need to provide additional reserves for future losses to cover losses inherent in the portfolio. We perform quantitative and qualitative analysis of factors which impact the allowance for loan losses consistently across both of our banking subsidiaries. The process applies risk factors for historical charge-offs and delinquency experience, portfolio segment growth rates, and industry and regional factors and trends as they affect the banks’ portfolios. The consideration of exposures to industries most affected by current risks in the economic and political environment and the review of risks in certain credits that are not considered part of the non-performing loan category contributed to the establishment of the allowance levels at each bank.

Total non-interest income was $1.9 million in the first quarter of 2014, compared with $2.9 million in the first quarter of 2013 and $2.4 million in last year’s fourth quarter. Compared with 2013’s first quarter, gains on sale of mortgages were $1.2 million lower, as residential mortgage refinancing has slowed considerably with the current higher level of interest rates. Gain on sale of mortgage loans decreased by $196,000, when the first quarter of 2014 is compared to the fourth quarter of last year. Service charges on deposit accounts were $43,000 lower at $977,000 in this year’s first quarter compared with $1,020,000 in the first quarter of 2013 and $1,029,000 in last year’s fourth quarter. Mortgage servicing income increased $290,000 compared with last year’s first quarter (the first quarter of 2013 was a negative $136,000) and also increased $37,000 from last year’s fourth quarter. Changes in this area are primarily related to a reduction in accelerated write off of mortgage servicing assets in the period due to fewer customers re-financing their loans. Other income increased $80,000 from last year’s first quarter and was basically unchanged from the fourth quarter. This category of earnings includes gains and losses on the sale of other real estate. Other real estate sales occur when the bank has foreclosed on property and subsequently sells the property. The net gain on sale of other real estate was $170,000 higher in this year’s first quarter than a year ago, and $51,000 more than the fourth quarter 2013.

Total non-interest expense increased $838,000, or 7.9%, when comparing the three month periods ended March 31, 2014 and 2013. The current quarter includes a charge of $1.3 million for the prepayment of FHLB advances and $251,000 in expense related to the merger with Mercantile. Favorable comparison with the prior year include: salary and benefits expense, which was $41,000 lower; and advertising and promotions expense, which was $72,000 lower. Prepayment of FHLB advances in January resulted in a $1,260,000 charge to expense. The category of other non-interest expense shows a decrease of $635,000, due to a reversal of expense of $511,000 related to the termination of our debit card rewards program, as redemption of points earned occurred at a lower level than we had anticipated. Unfavorably affecting the comparison to a year ago was: higher occupancy and equipment expense, which increased $73,000; and outside professional services, which increased $63,000.

Compared with the fourth quarter 2013, non-interest expense was $504,000 higher. This comparison is affected by the same $1.3 million FHLB prepayment charge and the benefit of the $511,000 debit card rewards termination adjustment. In addition, merger related expense in the current quarter was $118,000 higher, occupancy and equipment expense was $147,000 higher and other real estate related expense was $89,000 higher. Favorably affecting the comparison with the prior quarter was a $450,000 charge relating to secondary market loan repurchase reserves in the fourth quarter of last year.

Federal Income tax expense was $960,000 in the first quarter of 2014, compared with $1.2 million in last year’s first quarter and $1.4 million in the fourth quarter of 2013. The change in taxes compared with each of these quarters was primarily driven by the level of pre-tax earnings.

Liquidity

At March 31, 2014, we have adequate sources of liquidity to meet our needs. Cash and cash equivalent balances were $95 million, an increase of $20 million compared with year end 2013. This increase was primarily the result of an increase in deposits of $17 million and a decrease in portfolio loans of $18 million. Our securities available for sale portfolio now stands at $360 million, providing a source of liquidity should it become necessary.

Our banks maintain access to immediately available funds through federal funds lines at three correspondent banks, the Federal Home Loan Bank of Indianapolis, and the Federal Reserve’s discount window with aggregate available limits of $54 million, $111 million, and $48 million, respectively. Our banks also have access to funds through brokered CD markets for additional funding if needed. In addition, in the second quarter of 2013, we established a $10 million line of credit for the corporation. The line had $10 million of availability at the end of the quarter.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2013 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis on page 30 and 31 of the Corporation’s Form 10K Annual Report dated December 31, 2013, and is incorporated herein by reference.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in local and national economic conditions, or the financial condition of borrowers. We believe that our critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, including possible impairment of goodwill and other assets, the valuation of mortgage servicing rights, determination of purchase accounting adjustments, determination of the fair value of other real estate owned, and estimating state and federal tax liabilities. The Corporation’s significant accounting policies are discussed in detail in Management’s Discussion and Analysis on pages 31 and 32 in the Corporation’s Form 10K Annual Report to shareholders for the year ended December 31, 2013.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as “anticipate,” “believe,” “determine,” “estimate,” “expect,” “forecast,” “intend,” “is likely,” “plan,” “project,” “opinion,” variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include: whether regulators approve the merger with Mercantile Bank Corporation; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information under the headings, “Liquidity and Interest Rate Sensitivity” on pages 34 through 36 and “Market Risk” on page 36 in the registrant’s annual report to shareholders for the year ended December 31, 2013, is here incorporated by reference. Firstbank’s annual report is incorporated into its Form 10-K annual report for its fiscal year ended December 31, 2013. Also referenced here is information under the heading “Item 1A. Risk Factors” on pages 14 through 17 in the registrant’s Form 10-K annual report for its fiscal year ended December 31, 2013.

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

On April 28, 2014 the Corporation’s Chief Executive Officer and Chief Financial Officer reported on the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) to the Audit Committee. The portion of that report which constitutes their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of March 31, 2014 is as follows: “Based on our knowledge and the most recent evaluation, we believe the disclosure controls and procedures to be reasonably effective and commercially practical in providing information for management of the Corporation and for fair reporting to the investing public.”

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

On April 28, 2014, the board of directors of Firstbank Corporation set the director compensation for 2014. In previous years, directors were paid an annual retainer consisting of two components: shares of Firstbank common stock and cash. The merger agreement with Mercantile Bank Corporation restricts Firstbank's ability to issue additional shares of common stock. Therefore our board of directors has decided to pay the 2014 directors compensation all in cash and decided to pay the fees quarter by quarter rather than annually in advance. The cash amount was calculated based on 2013's cash director fees and the market value of the Firstbank shares that would have been issued had we issued the same number of retainer shares as we did in 2013.

For directors of Firstbank Corporation, the cash retainer will be $11,157 per quarter for the Chairman of the Board, $10,227 per quarter for the Chairman of the Audit Committee and the Chairman of the Compensation Committee and $9,477 per quarter for all other independent board members. The meeting fees per meeting attended remain unchanged from 2013.

For directors of the subsidiary banks Firstbank and Keystone Community Bank, the cash retainer will be $1,292 per quarter for the Chairman of the Board and $1,723 per quarter for all other independent board members. The meeting fees per meeting attended remain unchanged from 2013.

Directors who are employees of Firstbank, such as Mr. Sullivan, do not receive any director fees.

Item 6. Exhibits

Exhibit	Description

3.1	Amendment to Firstbank Corporation Bylaws dated February 20, 2014, incorporated by reference to exhibiy 3.1 to the Firstbank Corporation current report on Form 8-k dated February 20, 2014.

10.1	First Amendment to Agreement and Plan of Merger dated February 20, 2014, by and between Firstbank Corporation and Mercantile Bank Corporation, incorporated by reference to exhibit 10.1 to the Firstbank Corporation current report on Form 8-k dated February 20, 2014.

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of the President and Chief Executive Officer and the Excecutive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTBANK CORPORATION
(Registrant)

Date: April 28, 2014	/s/ Thomas R. Sullivan
Thomas R. Sullivan President, Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2014	/s/ Samuel G. Stone
Samuel G. Stone Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit	Description

3.1	Amendment to Firstbank Corporation Bylaws dated February 20, 2014, incorporated by reference to exhibiy 3.1 to the Firstbank Corporation current report on Form 8-k dated February 20, 2014.

10.1	First Amendment to Agreement and Plan of Merger dated February 20, 2014, by and between Firstbank Corporation and Mercantile Bank Corporation, incorporated by reference to exhibit 10.1 to the Firstbank Corporation current report on Form 8-k dated February 20, 2014.

31.1	Certificate of the President and Chief Executive Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certificate of the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Firstbank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File